Form 10-Q
period 2003-06-30
REMINGTON ARMS CO INC/
filed 2003-08-25
CIK 916504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-104141

REMINGTON ARMS COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0350935
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

870 Remington Drive

P.O. Box 700

Madison, North Carolina 27025-0700

(Address of principal executive offices)

(Zip Code)

(336) 548-8700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).  Yes  ☐  No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, par value $.01 per share, outstanding at August 25, 2003              1,000 shares

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Remington Arms Company, Inc.

Consolidated Balance Sheets

(Dollars in Millions, Except Per Share Data)

	Unaudited
	June 30, 2003	December 31, 2002
ASSETS
Current Assets
Cash and Cash Equivalents	$0.9	$0.4
Accounts Receivable Trade—net	80.5	58.6
Inventories	120.4	90.4
Supplies	6.1	6.3
Income Taxes Receivable	2.5	—
Prepaid Expenses and Other Current Assets	6.9	2.4
Deferred Tax Assets	12.7	11.7

Total Current Assets	230.0	169.8

Property, Plant and Equipment—net	76.6	79.2
Intangibles (Goodwill, Trademarks and Debt Issuance Costs)—net	84.9	78.2
Other Noncurrent Assets	7.8	7.4

Total Assets	$399.3	$334.6

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts Payable	$30.3	$19.9
Book Overdraft	1.9	10.8
Short-Term Debt	2.9	—
Current Portion of Long-Term Debt	0.5	1.0
Current Portion of Product Liability	2.2	2.2
Other Accrued Liabilities	30.3	40.3

Total Current Liabilities	68.1	74.2

Long-Term Debt, net of Current Portion	268.3	99.1
Payable to RACI Holding, Inc.	0.9	1.0
Retiree Benefits	45.1	43.1
Product Liability, net of Current Portion	5.6	4.2
Deferred Tax Liabilities	1.6	0.5
Other Long-Term Liabilities	0.2	0.3

Total Liabilities	389.8	222.4

Commitments and Contingencies

Shareholder’s Equity
Class A Common Stock, par value $.01; 1,000 shares authorized and outstanding at June 30, 2003 and December 31, 2002, respectively	—	—
Paid in Capital	86.4	82.6
Accumulated Other Comprehensive Loss	(4.0)	(4.1)
Retained Earnings (Accumulated Deficit)	(72.9)	33.7

Total Shareholder’s Equity	9.5	112.2

Total Liabilities and Shareholder’s Equity	$399.3	$334.6

The accompanying notes are an integral part of these consolidated financial statements

Remington Arms Company, Inc.

Consolidated Statements of Operations

(Dollars in Millions)

	Unaudited
	Quarter Ended June 30,		Year-to-Date June 30,
	2003	2002	2003	2002
Sales (1)	$84.7	$95.3	$170.5	$191.7
Cost of Goods Sold	63.1	65.9	124.7	132.7

Gross Profit	21.6	29.4	45.8	59.0
Selling, General and Administrative Expenses	15.0	17.3	32.3	33.5
Research and Development Expenses	1.7	1.6	3.2	3.0
Other Expense	0.4	0.2	0.6	0.4
Other Unusual Charges	—	—	6.7	—

Operating Profit	4.5	10.3	3.0	22.1
Interest Expense	6.4	3.2	11.7	6.2

(Loss) Profit Before Income Taxes and Change in Accounting Principle	(1.9)	7.1	(8.7)	15.9
(Benefit) Provision for Income Taxes	(0.7)	2.8	(3.3)	6.2

Net (Loss)/Income before effect of Change in Accounting Principle	(1.2)	4.3	(5.4)	9.7
Loss from cumulative effect of change in Accounting Principle, net of $1.0 tax benefit	—	—	—	(1.4)

Net (Loss)/Income	$(1.2)	$4.3	$(5.4)	$8.3

(1)	Sales are presented net of Federal Excise taxes of $6.7 and $7.7 for the quarters and $13.7 and $15.4 for the year-to-date periods ended June 30, 2003 and 2002, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.

Consolidated Statements of Cash Flows

(Dollars in Millions)

	Unaudited
	Year-To-Date June 30,
	2003	2002
Operating Activities
Net (Loss)/Income	$(5.4)	$8.3
Adjustments to reconcile Net (Loss)/Income to Net Cash provided by Operating Activities:
Cumulative effect of Change in Accounting Principle	—	1.4
Depreciation	4.8	5.1
Amortization	2.4	0.9
Loss on disposal of Property, Plant and Equipment	0.5	0.2
Provision for Retiree Benefits	2.1	2.9
Provision for Deferred Income Taxes	0.1	2.3
Changes in Operating Assets and Liabilities:
Accounts Receivable Trade—Net	(21.9)	(40.8)
Inventories	(30.0)	(17.4)
Supplies	0.2	0.5
Prepaid Expenses and Other Current Assets	(4.5)	(4.1)
Other Noncurrent Assets	2.1	(0.1)
Accounts Payable	10.4	7.6
Product Liabilities	1.4	(0.1)
Income Taxes Payable	(4.7)	—
Other Accrued and Long-Term Liabilities	(8.7)	(1.4)

Net Cash used in Operating Activities	(51.2)	(34.7)

Investing Activities
Purchase of Property, Plant and Equipment Net Cash used in Investing Activities	(2.8)	(2.4)

Financing Activities
Net Borrowings from Revolving Credit Facility	56.2	23.6
Cash Dividends Paid	(101.2)	—
Proceeds from Issuance of Long-Term Debt	200.0	—
Principal Payments on Long-Term Debt	(87.4)	(0.4)
Capital Contribution from RACI Holding, Inc.	4.5	—
Net Borrowings from Short-Term Debt	2.9	2.6
Decrease Book Overdraft	(8.9)	(1.8)
Debt Issuance Costs	(11.6)	—

Net Cash provided by Financing Activities	54.5	24.0

Increase (Decrease) in Cash and Cash Equivalents	0.5	(13.1)
Cash and Cash Equivalents at Beginning of Period	0.4	13.4

Cash and Cash Equivalents at End of Period	$0.9	$0.3

Noncash Financing Activities:
Issuance of Deferred Shares in Lieu of Bonus	$0.3	$—

Payment Made to Vendors on Behalf of RACI Holding, Inc.	$1.0	$—

Capital Lease Obligations Incurred	$0.1	$—

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.

Consolidated Statement of Shareholder’s Equity and Comprehensive Income (Loss)

(Dollars in Millions)

(Unaudited)

	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholder’s Equity
Balance, December 31, 2002	$82.6	$(4.1)	$33.7	$112.2

Comprehensive Net Income (Loss):
Net Income (Loss)	—	—	(5.4)	(5.4)
Other comprehensive loss:
Net derivative losses, reclassified to Earnings	—	0.1	—	0.1

Total Comprehensive Net Income (Loss)	—	0.1	(5.4)	(5.3)

Contribution from RACI Holding, Inc.	4.8	—	—	4.8
Payment made to vendors on behalf of RACI Holding, Inc.	(1.0)	—	—	(1.0)
Cash Dividends Paid	—	—	(101.2)	(101.2)

Balance, June 30, 2003	$86.4	$(4.0)	$(72.9)	$9.5

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Data)—Unaudited

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Remington Arms Company, Inc. (“Remington”) include the accounts of its wholly owned subsidiaries, RBC Holding, Inc., RA Brands, L.L.C. and RA Factors, Inc. (together with Remington, the “Company”). The accounts of the Company’s parent, RACI Holding, Inc. (“Holding”), which owns 100% of the issued and outstanding common stock of Remington, are not presented herein. Transactions between the Company and Holding and the related intercompany balances are reflected in the financial statements.

The accompanying unaudited interim consolidated financial statements of Remington have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2003.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Remington Arms Company, Inc. and subsidiaries as of and for the year ended December 31, 2002, included in the Company’s registration statement on Form S-4 filed with the Securities and Exchange Commission on March 31, 2003.

Certain reclassifications were made to financial information from prior periods to conform with the current presentation format. The reclassifications did not have a significant impact on the previously reported financial condition or results of operations.

Note 2—Inventories

Inventories consisted of the following at:

	(Unaudited)
	June 30, 2003	December 31, 2002
Raw Materials	$15.9	$12.7
Semi-Finished Products	23.5	24.0
Finished Products	81.0	53.7

Total	$120.4	$90.4

Note 3—Intangibles

Intangibles consisted of the following at:

	(Unaudited)
	June 30, 2003	December 31, 2002
Goodwill (Not subject to Amortization)	$26.8	$26.8
Trademarks (Not subject to Amortization)	47.4	47.4
Debt Issuance Costs, net	10.7	4.0

Total	$84.9	$78.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Data)—Unaudited

Note 4—Other Accrued Liabilities

Other Accrued Liabilities consisted of the following:

	June 30, 2003	December 31, 2002
Marketing	$2.9	$6.8
Health Costs	7.4	7.2
Compensation	4.0	5.3
Retiree Benefits	4.7	4.5
Workers Compensation	3.0	3.7
Other	8.3	10.6

Total	$30.3	$38.1

Note 5—Warranty Accrual

The Company provides consumer warranties against manufacturing defects in all firearm products it sells in North America. Estimated future warranty costs are accrued at the time of sale, using the percentage of actual historical repairs to shipments for the same period. Product modifications or corrections are voluntary steps taken by the Company to assure proper usage by consumers or performance of a product. The cost associated with product modifications and or corrections are recognized in accordance with Statement of Financial Accounting Standard No. 5, Accounting for Contingencies, and charged to operations.

Warranties consisted of the following at:

	June 30, 2003	December 31, 2002
Beginning warranty accrual	$0.9	$0.7
Current period accruals	1.5	3.4
Current period charges	(1.5)	(3.2)

Ending warranty accrual	$0.9	$0.9

Note 6—Long-Term Debt

Long-term Debt consisted of the following at:

	(Unaudited)
	June 30, 2003	December 31, 2002
Old Credit Facility	$—	$11.0
Credit Facility	67.2	—
9.5% Senior Subordinated Notes due 2003	—	86.9
10.5% Senior Subordinated Notes due 2011	200.0	—
Capital Lease Obligations	1.6	2.2
Payable to Holding	0.9	1.0

Subtotal	$269.7	$101.1
Less: Current Portion	0.5	1.0

Total	$269.2	$100.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Data)—Unaudited

On January 24, 2003, Remington Arms Co. entered into a five year $125 million asset-backed senior secured revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions and Wachovia Bank, National Association as the administrative agent. Amounts available under this facility are subject to a borrowing base limitation based on certain percentages of eligible (as defined in the credit agreement for the Credit Facility) accounts receivable and inventory and an amortizing balance related to eligible machinery and equipment. This facility includes a letter of credit sub-facility of up to $15.0 million. All amounts outstanding under the Company’s previous senior secured credit facility (the “Old Credit Facility”) were repaid with borrowings under the Company’s new senior secured capital facility, all commitments under the Old Credit Facility were terminated in January 2003 and the unamortized financing fees of $1.5 million were expensed as other unusual charges in the statement of operations. Financing costs of $11.6 million paid in connection with the Credit Facility and the offering and sale in January 2003 of $200.0 million aggregate principal amount of Remington’s 10 1/2% Senior Notes due 2011 (the “Notes”) were capitalized and are amortized over both the term of the Credit Facility and the Notes.

Loans under the Credit Facility mature on January 23, 2008. Loans generally bear interest, at the Company’s option, at a variable rate equal to either (i) the applicable margin, currently 1.25%, plus the alternative base rate in effect from time to time (“ABR Loans”), or (ii) the applicable margin, currently 2.5%, plus the relevant adjusted London Interbank Offered Rate for outstanding Euro-Dollar Loans. Each quarter the interest rate margin is subject to adjustment based upon maintenance of a defined maximum consolidated leverage ratio, based on EBITDA and total indebtedness, for the four quarters most recently ended which ranges from 0.25% to 1.5% per annum for ABR Loans and from 1.75% to 3.0% per annum for Eurodollar Loans. Commitment fees of 0.375% are payable if the average revolver facility balance is 50% or more of the aggregate Revolver Commitments in effect on the first day of such month or if the average Revolver Facility Balance for any month is less than 50% of the aggregate Revolver Commitments in effect on the first day of such month, commitment fees of 0.500% are payable. Effective July 1, 2003, the interest rate margin for the Euro-Dollar loans was increased 0.25% as a result of the average Consolidated leverage ratio on March 31, 2003. As a result of the Company’s performance for the quarter ended June 30, 2003, the interest rate margin for both the ABR loans and the Euro-Dollar loans will be increased 0.25%, effective on October 1, 2003. The commitment fees for the Company are currently 0.375%. The occurrence of certain changes in control is an event of default under the credit agreement for the Credit Facility (the “New Credit Agreement”) and mandatory prepayments of borrowings may be required.

Effective on June 30, 2003, Remington and the requisite lenders under the Credit Facility entered into an amendment to the Credit Facility. Under the terms of the amendment, the leverage ratio that the Company is required to maintain was changed to 5.25 to 1.00 from 5.00 to 1.00 for the fiscal quarter ended June 30, 2003 and the period from July 1, 2003 through September 29, 2003. The required leverage ratio remains 5.00 to 1.00 for all other future periods. The Company paid an amendment fee of $0.1 million in connection with the amendment, which will be amortized over the three month period covered by the amendment. Remington was in compliance in all material respects with the financial covenants under the amended Credit Facility as of June 30, 2003. If the softening of demand for our products that we experienced in the first six months of 2003 continues through the remainder of 2003, management believes that there is a significant possibility that Remington will not be in compliance with such financial covenants during future periods in 2003 at or after the end of the third quarter.

The initial issuance and sale of the Notes was completed in a private offering on January 24, 2003. A portion of the proceeds from the issuance of the Notes was used for the redemption of all of the Company’s 9 ½% Senior Subordinated Notes due 2003 (the “Refinanced Notes”), at a redemption price equal to 100% of the aggregate principal amount of Refinanced Notes then outstanding of $86.9 million, plus accrued and unpaid interest. The Company pays interest on the Notes semi-annually on June 1 and December 1 of each year, beginning on June 1, 2003. Pursuant to the registration rights agreement entered into with the initial purchasers of the Notes, additional interest of approximately $0.1 million accrued on the Notes from June to August 2003. The additional interest was the result of a failure to cause the required registration statement, with respect to the Notes, to be declared effective by the required deadline and as a result of a failure to consummate the required exchange offer, with respect to the Notes, by the required deadline. The exchange offer has been consummated and all accruals of additional interest have ceased.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Data)—Unaudited

The Notes are redeemable at the option of the Company, in whole or in part, any time on or after February 1, 2007. The redemption price ranges from 105.3% of the principal amount in 2007 to 100% in the year 2009 and thereafter. The Notes may also be redeemed with proceeds of specified types of equity offerings prior to 2007, at a redemption price of 110.5% of the principal amount. In the event of a change in control, the Notes may be tendered at the option of the holders for the principal amount plus applicable interest and premium at that date. The Notes are unsecured senior obligations of the Company, ranking equal in right of payment with all existing and future senior indebtedness, if any, of the Company, including its indebtedness under the Credit Facility.

The indenture for the Notes and the Credit Facility contain various restrictions on the Company’s ability to incur debt, pay dividends and enter into certain other transactions. The Credit Facility permits repurchases of the Notes on the open market, subject to limitations that may be contained in the Credit Facility and the Indenture.

Note 7—Issuance of Holding Redeemable Deferred Shares and Options

Certain members of management elected to defer a portion of their 2002 bonus payable in March 2003 for 1,375 redeemable deferred shares of Holding at an acquisition price of $220.31 per share. In March 2003, service options to purchase 844 shares of Common Stock of Holding were granted to management at an exercise price of $220.31 per share under the RACI Holding, Inc. 1999 Stock Incentive Plan. One third of the service options vest and become exercisable on each of the first three anniversaries of the grant date.

In June 2003, certain members of management were granted 7,147 service options and 7,147 performance options to purchase a total of 14,294 shares of Common Stock, under the RACI Holding, Inc. 2003 Stock Option Plan at an exercise price of $220.31 per share. One half of the service options vest and become exercisable on each of the fourth and fifth anniversaries of the grant date. One third of the performance options vest and become exercisable on each of the first three anniversaries of the grant date, provided that the annual EBITDA target of $60 million or greater is achieved in each of the three years. Alternatively, if the annual EBITDA target for a particular year is not met, but the cumulative EBITDA target for the subsequent year is met, a proportionate amount of the options vest. The cumulative EBITDA targets for the second and third years are $120 million and $180 million, respectively. If the EBITDA targets are not achieved, the performance options vest on the ninth anniversary of the grant date.

Note 8—RACI Holding Re-capitalization Transactions

On February 12, 2003, Remington completed transactions related to the re-capitalization of Holding, including the issuance and sale by Holding, for consideration of $30.9 million, of 140,044 shares of common stock of Holding to Bruckmann, Rosser, Sherrill & Co. II, L.P. and others. As part of the re-capitalization of Holding, 15,970 deferred shares of Holding were distributed as 15,970 shares of common stock of Holding, 722,981 of the outstanding shares of common stock of Holding were repurchased and 64,144 options were accelerated and cancelled in respect of common stock of Holding, in an aggregate amount of approximately $163.7 million, consisting of $130.8 million in cash and $32.9 million aggregate principal amount of senior notes of Holding, or (the “Holding Notes”). The Clayton & Dubilier Private Equity Fund IV Limited Partnership holds all of the Holding Notes.

Note 9—Related Party Transactions and Other Unusual Charges

On January 24, 2003, the Company declared and paid a $100.0 million dividend to all shareholders of record in connection with the funding of the repurchase by Holding of Holding Common Stock completed on February 12, 2003. In connection with the re-capitalization, 64,144 outstanding options to purchase common stock of Holding were accelerated and subsequently cancelled, which resulted in $4.5 million of other compensation expense based on the difference in the price paid for the acceleration of the options and the exercise price of the then outstanding options. Holding contributed capital of $4.5 million in cash to pay for the impact of the cancellation. As a result of refinancing the Old Credit Facility for the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Data)—Unaudited

Credit Facility on January 24, 2003, $1.5 million of remaining unamortized financing fees were expensed. The Company also paid additional interest of $0.7 million for the early redemption of the Refinanced Notes. All of the above, except for $100.0 million dividend to Holding, were recorded in Other Unusual Charges.

In March 2003, Holding contributed to the Company an outstanding receivable of $0.3 million owing by the Company to Holding as a result of the issuance of redeemable deferred shares. The contribution has been recognized as an additional capital contribution in the accompanying consolidated balance sheet.

On June 30, 2003, the Company declared and paid a dividend of $1.2 million to Holding.

Note 10—Goodwill and Trademarks

The carrying amount of goodwill and trademarks attributable to each reporting segment is outlined in the following tables:

	(Unaudited)
	June 30, 2003	December 31, 2002
Goodwill
Firearms	$12.8	$12.8
Ammunition	5.2	5.2
All Other	8.8	8.8

	$26.8	$26.8

	June 30, 2003	December 31, 2002
Trademarks
Firearms	$20.4	$20.4
Ammunition	19.4	19.4
All Other	7.6	7.6

	$47.4	$47.4

The Company continues to monitor one of the business units in the All Other segment for possible impairment of the carrying value of its goodwill and trademarks. It is reasonably possible the Company could be required to recognize an impairment if the current trend of profitability were to continue within this business unit.

Note 11—Commitments and Contingencies

The Company has various purchase commitments for services incidental to the ordinary conduct of business, including services related to its E-Commerce and NASCAR sponsorship. Such commitments are not at prices in excess of current market prices. The Company has purchase contracts with certain raw materials suppliers, for periods ranging from one to seven years, some of which contain firm commitments to purchase minimum specified quantities. However, such contracts had no significant impact on the financial condition or results of operations during the reported periods. In recognition of and support of certain legal and legislative initiatives, the firearms industry established the Hunting and Shooting Sports Heritage Fund of which the Company is a member. The Company has made no voluntary contributions to the Heritage Fund in 2003.

The Company is subject to various lawsuits and claims with respect to product liabilities, governmental regulations and other matters arising in the normal course of business. Pursuant to an asset purchase agreement (the “Purchase Agreement”), on December 1, 1993, the Company acquired certain assets and assumed certain liabilities (the “Acquisition”) of the sporting goods business formerly operated by E. I. du Pont de Nemours and Company (“DuPont”) and one of DuPont’s subsidiaries (together with DuPont, the “Sellers”). Under the Purchase Agreement, the Company generally bears financial responsibility for all product liability cases and claims relating to occurrences after the closing of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Data)—Unaudited

Acquisition, except for certain costs relating to certain shotguns, for all cases and claims relating to discontinued products and for limited other costs. Because the Company’s assumption of financial responsibility for certain product liability cases and claims involving pre-Acquisition occurrences was limited to a fixed amount that has now been fully paid, and with the Sellers retaining liability in excess of that amount and indemnifying the Company in respect of such liabilities, the Company believes that product liability cases and claims involving occurrences arising prior to the Acquisition are not likely to have a material adverse effect upon the financial condition, results of operations or cash flows of the Company. Moreover, although it is difficult to forecast the outcome of litigation, the Company does not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, the Company’s accruals for the uninsured costs of such cases and claims and the Sellers’ agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as well as the type of firearms products made by the Company), that the outcome of all pending post-Acquisition product liability cases and claims will be likely to have a material adverse effect upon the financial condition or results of operations of the Company. Nonetheless, in part because of the nature and extent of manufacturer liability based on the manufacture and/or sale of allegedly defective products (particularly as to firearms and ammunition) is uncertain, there can be no assurance that the Company’s resources will be adequate to cover pending and future product liability occurrences, cases or claims, in the aggregate, or that such a material adverse effect upon our financial condition, results of operations or cash flows will not result therefrom. Because of the nature of its products, the Company anticipates that it will continue to be involved in product liability litigation in the future.

In March 2002, partly in response to the fatal shooting in November 2000 of nine-year-old Gus Barber with a Model 700 bolt-action rifle, the Company initiated a nationwide safety program in respect of its centerfire rifles manufactured with a feature known as a ‘bolt-lock,’ which requires the manual safety to be moved to the ‘fire’ position to begin the process of unloading the rifle. Pursuant to this program, the Company offered to clean, inspect and modify such centerfire firearms to remove the bolt-lock feature for $20. Participating customers received a transferable $20 rebate coupon on the purchase of specified Remington safety products. Although this offer was originally intended to expire on December 31, 2002, the Company has decided to continue this program at least until December 31, 2003. Approximately 2.5 million guns manufactured before 1982 were eligible for this offer. Although due to various uncertainties (including the number of participating customers and the condition of their guns), the Company cannot estimate the ultimate cost of the program, based in part on customer responses to date, and the length of time since these products were manufactured, the Company does not believe that the safety program will have a material adverse effect on its financial condition or liquidity, although there can be no assurances given in that regard. As of June 30, 2003, our accrual for the costs of the product safety program (consisting of product modification costs and rebate costs) was less than $0.1 million. The accrual for those costs was based on the number of firearms submitted for modification and the number of rebate coupons redeemed during the relevant period.

The Company’s accruals for losses relating to product liability cases and claims includes accruals for all probable losses for which the amount can be reasonably estimated. Based on the relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, the Company’s accruals for the uninsured costs of such cases and claims and the Sellers’ agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as well as the type of firearms products made by the Company), the Company does not believe with respect to product liability cases and claims that any reasonably possible loss exceeding amounts already recognized through the Company’s accruals has been incurred.

Note 12—Accounting for Derivatives and Hedging Activities

The Company purchases copper and lead futures and options contracts to hedge against price fluctuations of anticipated commodity purchases. The futures and options contracts limit the unfavorable effect that price increases will have on metal purchases, and the futures contracts likewise limit the favorable effect of price declines. At June 30, 2003, the fair value of the Company’s outstanding derivative

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Data)—Unaudited

contracts relating to firm commitments and anticipated purchases (aggregate notional amount 16.3 million pounds of copper and lead) up to nine months from such date was $0.2 million (as determined by an independent third party). The value of this financial instrument is recorded in prepaid expenses and other current assets. There were no gains or losses recorded on derivative instruments during the quarter ended June 30, 2003.

Note 13—Segment Information

In June 2003, the Company restated its segment information to separately disclose the firearms and ammunition reportable segments, which historically had been aggregated as one reporting segment—Hunting/Shooting Sports. This change had no effect on the consolidated balance sheets, statements of operations or statements of cash flows of the Company. All periods presented herein have been adjusted to reflect the change in the reportable segments. As a result of this change, the Company’s business is classified into three reportable segments: Firearms, which designs, manufactures, and markets recreational shotguns and rifles; Ammunition, which designs, manufactures and markets sporting ammunition and ammunition reloading components; and All Other, which includes Stren and Remington fishline, accessory related gun products and the manufacture and marketing of clay targets and powdered metal products. These products are sold primarily to wholesalers and retailers, mainly through manufacturer’s sales representatives. Other reconciling items includes corporate and other assets not allocated to the individual segments.

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Sales:
Firearms	$46.2	$48.6	$91.2	$100.5
Ammunition	29.0	34.5	59.6	67.1
All Other	9.5	12.2	19.7	24.1

Consolidated Net Sales	$84.7	$95.3	$170.5	$191.7

Adjusted EBITDA:
Firearms	$7.5	$8.4	$12.3	$17.3
Ammunition	(1.5)	1.7	0.3	3.9
All Other	1.2	2.4	2.3	4.8
Other Reconciling Items	0.6	0.7	1.2	1.7

Adjusted EBITDA	$7.8	$13.2	$16.1	$27.7

	(Unaudited)
	June 30 2003	December 31 2002
Assets:
Firearms	$129.9	$111.1
Ammunition	129.2	101.3
All Other	22.1	18.9
Other Reconciling Items	118.1	103.3

Consolidated Assets	$399.3	$334.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Data)—Unaudited

The following table illustrates the calculation of Adjusted EBITDA, by reconciling Adjusted EBITDA to (Loss)Profit Before Income Taxes and Change in Accounting Principle, which management believes is the most nearly equivalent GAAP measure:

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Adjusted EBITDA (A)	$7.8	$13.2	$16.1	$27.7
Adjustments: Depreciation	2.4	2.5	4.8	5.1
Interest Expense (B)	6.4	3.2	11.7	6.2
Other Noncash Charges	0.8	0.4	1.3	0.5
Non-Recurring Charges	0.1	—	0.3	—
Other Unusual Charges (C)	—	—	6.7	—

	9.7	6.1	24.8	11.8

(Loss)Profit Before Income Taxes and Change in Accounting Principle	$(1.9)	$7.1	$(8.7)	$15.9

(A)	“Adjusted EBITDA” is a measure based on which the Company primarily evaluates the performance of its segments and allocates resources to them. Adjusted EBITDA differs from the term “EBITDA” as it is commonly used, and is substantially similar to the measure “Consolidated EBITDA” that is used in the indenture of the Notes. In addition to adjusting net income to exclude income taxes, interest expense, depreciation and amortization, Adjusted EBITDA also adjusts net income by excluding items or expenses not typically excluded in the calculation of “EBITDA”, such as noncash items, gain or loss on asset sales or write-offs, extraordinary, unusual or nonrecurring items, and certain “special payments” to Remington employees who hold options and deferred shares in respect of Holding common stock, consisting of amounts that are treated as compensation expense by Remington and are paid in connection with payments of dividends to holders of Holding common stock.
(B)	Includes amortization expense of deferred financing costs of $0.5 million, for the quarters ended June 30, 2003 and 2002, and $0.9 for the year-to-date periods ended June 30, 2003 and 2002.
(C)	Other unusual charges includes $4.5 million related to the acceleration and subsequent cancellation of options to purchase common stock of Holding, $0.7 million of additional interest for early redemption of the Refinanced Notes, and $1.5 million expensed for the unamortized debt acquisition costs related to the Old Credit Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Data)—Unaudited

Note 14—Financial Position and Results of Operations of Remington Arms Company, Inc.

The following condensed consolidating financial data provides information regarding the financial position and results of operations of Remington Arms Co, Inc., including Remington’s wholly owned subsidiaries RA Brands, L.L.C., RBC Holding, Inc., and RA Factors, Inc. Separate financial statements of Holding are not presented because management has determined that they would not be material to holders of the Company’s public securities, the Notes. The Notes are fully and unconditionally guaranteed on a joint and several basis by all of Remington’s subsidiaries. Holding does not have any significant independent operations or assets other than its ownership interest in Remington.

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2003

(Unaudited)

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries
ASSETS
Current Assets	$165.4	$64.6	$—	$230.0
Receivable from Remington, Net	—	288.8	288.8	—
Equity method investment in susbsidiaries	211.4	—	211.4	—
Receivable from RA Factors, L.L.C., Net	184.6	—	184.6	—
Receivable from RA Brands, L.L.C., Net	1.7	—	1.7	—
Noncurrent Assets	119.7	49.6	—	169.3

Total Assets	$682.8	$403.0	$686.5	$399.3

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities	$68.1	$—	$—	$68.1
Payable to Holding, Inc., Net	0.9	—	—	0.9
Payable to RA Brands, L.L.C., Net	60.7	—	60.7	—
Payable to RA Factors, L.L.C., Net	227.4	—	227.4	—
Payable to RBC Holding	0.7	—	0.7	—
Payable to Remington Arms Co.	—	186.3	186.3	—
Noncurrent Liabilities	315.5	5.3	—	320.8
Shareholder’s Equity	9.5	211.4	211.4	9.5

Total Liabilities and Shareholder’s Equity	$682.8	$403.0	$686.5	$399.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Data)—Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2002

(Unaudited)

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co. and Subsidiaries
ASSETS
Current Assets	$108.7	$61.1	$—	$169.8
Receivable from Remington, Net	—	110.0	110.0	—
Equity method investment in subsidiaries	201.9	—	201.9	—
Noncurrent Assets	115.2	49.6	—	164.8

Total Assets	$425.8	$220.7	$311.9	$334.6

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities	$60.4	$13.8	$—	$74.2
Payable to Holding, Inc., Net	1.0	—	—	1.0
Payable to RA Brands, L.L.C., Net	49.4	—	49.4	—
Payable to RA Factors, Inc., Net	59.8	—	59.8	—
Payable to RBC Holding	0.8	—	0.8	—
Noncurrent Liabilities	142.2	5.0	—	147.2
Shareholder’s Equity	112.2	201.9	201.9	112.2

Total Liabilities and Shareholder’s Equity	$425.8	$220.7	$311.9	$334.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Data)—Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

QUARTER ENDED June 30, 2003 (Unaudited)	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries
Sales	$84.7	$—	$—	$84.7
Gross Profit	21.6	—	—	21.6
Royalty Income (Expense)	(5.1)	5.1	—	—
Factoring Income (Expense)	(2.9)	2.9	—	—
Income from Equity Investees	4.7	—	4.7	—
Net (Loss)/Income	(1.2)	4.7	4.7	(1.2)

QUARTER ENDED June 30, 2002 (Unaudited)	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries
Sales	$95.3	$—	$—	$95.3
Gross Profit	29.4	—	—	29.4
Royalty Income (Expense)	(5.7)	5.7	—	—
Factoring Income (Expense)	(3.3)	3.3	—	—
Income from Equity Investees	6.2	—	6.2	—
Net Income	4.3	6.2	6.2	4.3

SIX MONTHS ENDED June 30, 2003 (Unaudited)	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries
Sales	$170.5	$—	$—	$170.5
Gross Profit	45.8	—	—	45.8
Royalty Income (Expense)	(10.2)	10.2	—	—
Factoring Income (Expense)	(5.8)	5.8	—	—
Income from Equity Investees	9.5	—	9.5	—
Net (Loss)/Income	(5.4)	9.5	9.5	(5.4)

SIX MONTHS ENDED June 30, 2002 (Unaudited)	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries
Sales	$191.7	$—	$—	$191.7
Gross Profit	59.0	—	—	59.0
Royalty Income (Expense)	(11.5)	11.5	—	—
Factoring Income (Expense)	(6.5)	6.5	—	—
Income from Equity Investees	12.0	—	12.0	—
Net Income	8.3	12.0	12.0	8.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Data)—Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year-to-Date June 30, 2003

(Unaudited)

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries
Operating Activities
Net Cash Used in Operating Activities	$(51.1)	$(0.1)	$—	$(51.2)

Investing Activities
Purchase of Property, Plant and Equipment	(2.8)	—	—	(2.8)

Net Cash Used in Investing Activities	(2.8)	—	—	(2.8)

Financing Activities
Net Borrowings from Revolving Credit Facility	56.2	—	—	56.2
Cash Dividends Paid	(101.2)	—	—	(101.2)
Proceeds from Issuance of Long-Term Debt	200.0	—	—	200.0
Principal Payments on Long-Term Debt	(87.4)	—	—	(87.4)
Capital Contribution from RACI Holding, Inc.	4.5	—	—	4.5
Net Borrowings from Short-Term Debt	2.9	—	—	2.9
Decrease Book Overdraft	(8.9)	—	—	(8.9)
Debt Issuance Costs	(11.6)	—	—	(11.6)

Net Cash Provided by Financing Activities	54.5	—	—	54.5

Increase (Decrease) in Cash and Cash Equivalents	0.6	(0.1)	—	0.5
Cash and Cash Equivalents at Beginning of Period	0.3	0.1	—	0.4

Cash and Cash Equivalents at End of Period	$0.9	$—	$—	$0.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Data)—Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year-to-Date June 30, 2002

(Unaudited)

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries
Operating Activities
Net Cash Used in Operating Activities	$(34.6)	$(0.1)	$—	$(34.7)

Investing Activities
Capital Expenditures	(2.4)	—	—	(2.4)

Net Cash (Used) in Investing Activities	(2.4)	—	—	(2.4)

Financing Activities
Net Borrowings from Revolving Credit Facility	23.6	—	—	23.6
Principal Payments on Long-Term Debt	(0.4)	—	—	(0.4)
Net Borrowings on Short-Term Debt	2.6	—	—	`2.6
Decrease in Book Overdraft	(1.8)	—	—	(1.8)

Net Cash Provided in Financing Activities	24.0	—	—	24.0

(Decrease) in Cash and Cash Equivalents	(13.0)	(0.1)	—	(13.1)
Cash and Cash Equivalents at Beginning of Period	13.3	0.1	—	13.4

Cash and Cash Equivalents at End of Period	$0.3	$—	$—	$0.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Data)—Unaudited

Note 15—Recently Issued Statements of Financial Accounting Standards

In April 2002, the FASB issued SFAS No. 145 (FAS 145), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. FAS 145 is effective for the Company’s year beginning January 1, 2003. The adoption of this statement in 2003 results in the classification of losses on an early extinguishment of debt as a component of operating profit. The Company has complied with the provisions of this statement as of January 1, 2003.

The FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) which clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Company will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Company does not have any ownership in any significant variable interest entities.

The FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which the Company will adopt effective with the Company’s third quarter 2003 financial statements. The standard specifies that instruments within its scope, which include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares, represent obligations of the issuer and, therefore, the issuer must classify them as liabilities. The Company is currently reviewing the provisions and impact of this statement on the Company and will adopt the provisions in connection with the Company’s third quarter 2003 financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and related notes of Remington and its subsidiaries, RA Brands, L.L.C., RBC Holdings, Inc., and RA Factors Inc., as of and for the quarter ended June 30, 2003, and with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2002, on file with the Securities and Exchange Commission. The results of operations for the six month period ended June 30, 2003 are not necessarily indicative of results that may be expected for the year ended December 31, 2003, in part due to the seasonality of the Company’s business.

Business Trends and Initiatives

The sale of firearms, ammunition and fishing products depends upon a number of factors related to the level of consumer spending, including the general state of the economy and the willingness of consumers to spend on discretionary items. Historically, the general level of economic activity has significantly affected the demand for sporting goods products in the firearms, ammunition, and related markets. As economic activity slowed, as it did beginning in the fourth quarter of 2000, confidence and discretionary spending by consumers declined. Management believes that if the general level of economic activity continues to decline, it could have a negative impact on sales of our products, and that competitive pressures arising from any significant or prolonged economic downturn could have a material adverse impact on our financial condition, results of operations or cash flows.

Although we experienced a decrease in demand that coincided with the economic downturn that began in the fourth quarter of 2000 and continued through all of 2001, we also experienced an increased demand for our firearms and ammunition products beginning in the fourth quarter of 2001, which continued to have an impact through the first nine months of 2002. Management believes that this increase in demand was attributable, at least in part, to the impact on consumers and government agencies resulting from the terrorist attacks on New York and Washington, D.C. on September 11, 2001. Because the longer-term effects of such events and other geopolitical events, such as those in the Middle East, are inherently unpredictable, management cannot determine with certainty the impact of these or similar events on future demand. Management believes that the demand for firearms and ammunition products depends on a number of factors, including the general state of the economy, and we cannot predict the impact of geopolitical or other world events on demand for our products. Beginning in the fourth quarter of 2002, we experienced another decrease in demand that has continued through the first six months of 2003. We believe that weak economic conditions, as well as economic and geopolitical uncertainty, caused consumers and dealers to defer or decrease purchases of our products during this period. There can be no assurance that this trend will not continue.

Although we believe that regulation of firearms and ammunition, and consumer concerns about such regulation, have not had a significant adverse influence on the market for our firearms and ammunition products for the periods presented herein, there can be no assurance that the regulation of firearms and ammunition will not become more restrictive in the future or that any such development would not adversely affect these markets.

We believe that the market for firearms and ammunition products is a large, mature market that will remain relatively flat in the near future. In light of modest sales growth opportunities and the working capital needs imposed by the seasonality of our business, our focus for increasing profitability, in addition to increasing brand name awareness and new product introductions, has been on containing costs. We have undertaken a number of cost containment initiatives, strengthened our management team and invested capital to continue improvement in operating efficiencies at our manufacturing facilities. Our management team will continue to review all aspects of operations with a view to controlling costs in response to competitive pressures.

Outlook

Management believes that the demand for firearms and ammunition products depends on a number of factors, including the general state of the economy, which in turn may be impacted by geopolitical or other world events. While the volatile nature of the current economic and geopolitical environment makes it difficult to forecast our outlook for the remainder of 2003, management does not currently expect any significant improvement in general economic conditions in the markets in which we operate, and believes that the softening of demand for our products that we experienced in the first six months of 2003 may continue through the remainder of 2003.

Results of Operations for the Three and Six Month Periods Ended June 30, 2003 as Compared to the Three and Six Month Periods Ended June 30, 2002

Sales. Consolidated sales for the quarter ended June 30, 2003 decreased $10.6 million or 11.1% from the quarter ended June 30, 2002 and consolidated sales for the first six months of 2003 decreased $21.2 million or 11.1% from the same period in 2002. The following tables compare sales by segment for each of the periods ended June 30:

	Three Months Ended June 30,
	2003	Percent of Total	2002	Percent of Total
Net Sales
Firearms	$46.2	55%	$48.6	51%
Ammunition	29.0	34	34.5	36
All Other	9.5	11	12.2	13

Consolidated	$84.7	100%	$95.3	100%

	Six Months Ended June 30,
	2003	Percent of Total	2002	Percent of Total
Net Sales
Firearms	$91.2	54%	$100.5	52%
Ammunition	59.6	35	67.1	35
All Other	19.7	11	24.1	13

Consolidated	$170.5	100%	$191.7	100%

Firearms net sales of $46.2 million for the quarter ended June 30, 2003 decreased $2.4 million or 4.9% from the quarter ended June 30, 2002 and year-to-date sales of $91.2 million decreased $9.3 million or 9.3% from the same year-to-date period in 2002, resulting primarily from lower sales volumes in shotguns and centerfire rifles, primarily the 870 Express series of shotguns, the Model 700 and the Model 700 Stainless, and the M-24 military rifle system, slightly offset by higher sales volumes of rimfire rifles.

Ammunition net sales of $29.0 million for the quarter ended June 30, 2003 decreased $5.5 million or 15.9% from the same quarter in 2002 and year-to-date ammunition sales were $59.6 million, a decrease of $7.5 million, or 11.2%, from the same period in 2002, primarily attributable to lower overall sales volumes of target and field loads, combined with lower sales of various centerfire and rimfire rifle products. Management believes that the decline was partially due to the harsh weather on the east coast of the U.S. in the first six months of 2003.

Net sales of $9.5 million for the all other segment, including fishing products, accessories, targets and powder metal products, for the quarter ended June 30, 2003 decreased by $2.7 million or 22.1% from the same period in 2002, and year-to-date net sales for the all other segment of $19.7 million, decreased by $4.4 million or 18.3% from the same period in 2002. The declines were primarily attributable to lower overall sales volumes in all product lines, especially fishing products and accessories (primarily gun safes and gun parts).

Cost of Goods Sold. The table below depicts the cost of goods sold by segment and the percentage of net sales represented by such cost of goods sold:

	Three Months Ended June 30, (Dollars in Millions)
	2003	Percent of Net Sales	2002	Percent of Net Sales
Cost of Goods Sold
Firearms	$32.4	70.1%	$32.8	67.5%
Ammunition	25.1	86.6	26.3	76.2
All Other	5.6	58.9	6.8	55.7

Consolidated	$63.1	74.5%	$65.9	69.2%

	Six Months Ended June 30, (Dollars in Millions)
	2003	Percent of Net Sales	2002	Percent of Net Sales
Cost of Goods Sold
Firearms	$65.2	71.5%	$68.4	68.1%
Ammunition	47.8	80.2	50.9	75.9
All Other	11.7	59.4	13.4	55.6

Consolidated	$124.7	73.1%	$132.7	69.2%

Cost of goods sold for firearms in the second quarter of 2003 decreased $0.4 million or 1.2%, from the second quarter of 2002. For the first six months of 2003, cost of goods sold decreased $3.2 million, or 4.7%, from the same period in 2002. The decrease in both the quarter and year-to-date periods is due to lower overall sales volumes of centerfire rifles and shotguns. As a percentage of sales, the cost of goods sold for the firearms segment increased to 70.1% from 67.5% for the quarter ended June 30, 2003 and increased to 71.5% from 68.1% for the six months ended June 30, 2003. This increase is primarily due to lower sales volumes of high margin products, combined with higher pension and other postretirement employee benefits expenses and recognition of unfavorable variances at our Ilion, New York firearms plant, partially offset by lower inventory reserves and a reduction of scrap costs at our Ilion, New York firearms plant.

Cost of goods sold for ammunition in the second quarter of 2003 decreased $1.2 million or 4.6%, from the second quarter of 2002. For the first six months of 2003, cost of goods sold decreased $3.1 million, or 6.1%, from the same period in 2002. The decrease in both the quarter and year-to-date periods is due to lower overall sales volumes of ammunition. As a percentage of sales, the cost of goods sold for the ammunition segment increased to 86.6% from 76.2% for the quarter ended June 30, 2003 and increased to 80.2% from 75.9% for the six months ended June 30, 2003. This increase is primarily due to lower sales volumes of high margin products, combined with higher pension and other postretirement employee benefits expenses and recognition of unfavorable variances at our Lonoke, Arkansas ammunition plant caused by lower production levels.

Cost of goods sold in the all other segment in the second quarter of 2003 decreased $1.2 million or 17.6%, from the second quarter of 2002. For the first six months of 2003, cost of goods sold decreased $1.7 million, or 12.7%, from the same period in 2002. The decrease in both the quarter and year-to-date periods is due to lower overall sales volumes in all product lines of the all other segment. As a percentage of sales, the cost of goods sold for the all other segment increased to 58.9% from 55.7% for the quarter ended June 30, 2003 and increased to 59.4% from 55.6% for the six months ended June 30, 2003. This increase in both the quarter and year-to-date periods is primarily due to lower sales volumes of higher margin fishing products and accessories, consisting primarily of gun parts and safes.

Operating Expenses. Operating expenses consist of selling, general and administrative expense, research and development expense and other income and expense. Operating expenses for the second quarter of 2003 were $17.1 million, a decrease of $2.0 million, or 10.5%, from the second quarter of 2002. Year-to-date operating expenses for 2003 were $42.8 million, an increase of $5.9 million, or 16.0%, from the same period of 2002, due primarily to the factors discussed below.

Selling, general and administrative expenses for the second quarter of 2003 were $15.0 million, a decrease of $2.3 million, or 13.3%, from the second quarter of 2002. Year-to-date selling, general and administrative expenses were $32.3 million, a $1.2 million or a 3.6% decrease from the same year-to-date period in 2002. The decrease from the prior year periods for the quarter and year-to-date was primarily attributable to decreases in variable selling and administrative expense, slightly offset by a reduction in licensing income and higher product liability expense.

Other expense for the quarter and year-to-date periods ended June 30, 2003 increased by $0.2 million and $6.9 million, respectively. The increase for the year-to-date period was primarily due to other unusual charges, which includes $4.5 million related to the acceleration and subsequent cancellation of options to purchase common stock of Holding, $0.7 million of additional interest for early redemption of the Refinanced Notes, and $1.5 million expensed for the unamortized debt acquisition costs related to the Old Credit Facility.

Interest Expense. Interest expense for the quarter ended June 30, 2003 was $6.4 million, an increase of $3.2 million from the second quarter of 2002, and year-to-date interest expense was $11.7 million, an increase of $5.5 million from the same period in 2002. The increase in interest expense for both the quarter and year-to-date periods from the same periods in 2002 resulted from higher overall borrowings and higher interest rates on the Notes as compared to the Refinanced Notes.

Taxes. The effective tax rate is 38.5%. The Company is currently under examination by the Internal Revenue Service and the outcome of the examination is unknown at this time. Management does not expect the result of the examination to have a significant impact on the financial position of the Company.

Liquidity and Capital Resources

Liquidity. As of June 30, 2003, the Company had outstanding $269.7 million of indebtedness, consisting of approximately $200.0 million (face amount) of the Notes, $67.2 million in revolving credit borrowings under the Credit Facility, $1.6 million in capital lease obligations, and $0.9 million note payable to Holding. As of June 30, 2003, the Company also had aggregate letters of credit outstanding of $3.6 million. In connection with the note offering on January 24, 2003, all of our indebtedness under the Refinanced Notes and under the Old Credit Facility was refinanced and Remington distributed a dividend to Holding of approximately $100.0 million with the net proceeds from the offering of the Notes and borrowings under the Credit Facility. As a result of the note offering, we experienced higher levels of interest expense, which also results in reduced earnings. At present, the principal sources of liquidity for our business and operating needs are internally generated funds from our operations and revolving credit borrowings under the Credit Facility. We believe that we will be able to meet our debt service obligations and fund our operating requirements with cash flow from operations and revolving credit borrowings under the Credit Facility, although no assurance can be given in this regard. We continue to focus on working capital management, including the collection of accounts receivable, maintaining inventory levels to keep them in line with sales projections by lowering production levels and/or taking unscheduled shutdowns at our manufacturing facilities, and management of accounts payable.

Our Credit Facility provides for aggregate borrowings of up to $125.0 million, subject to borrowing base and other limitations, under a revolving credit facility through January 23, 2008. As of June 30, 2003, approximately $67.2 million in borrowings were outstanding under the Credit Facility, and $3.6 million in aggregate letters of credit. As of June 30, 2003 approximately $54.2 million in additional borrowings were available.

Remington is required to make contributions of approximately $4.5 million to plan assets under its defined-benefits pension plan as a result of plan asset performance during 2002. Remington expects the contributions to be made in several installments through January 2004. For the six months ended June 30, 2003, a $1.2 million installment of the $4.5 million in total additional contributions to plan assets was paid.

On June 30, 2003, the Company declared and paid a dividend of $1.2 million to Holding. The Company expects to make future dividend payments to Holding based on available cash flows as permitted by the Credit Facility and the indenture for the Notes.

Cash Flows. Net cash used in operating activities was $51.2 million and $34.7 million for the six-month periods ended June 30, 2003 and 2002, respectively. The $16.5 million increase in cash used in operating activities from the six months ended June 30, 2002 compared to the six months ended June 30, 2003 resulted primarily from an increase in inventories combined with a decrease in earnings, slightly offset by a decrease in trade accounts receivable. For the period ended June 30, 2003, accounts receivable increased $21.9 million from December 31, 2002 to $80.5 million primarily as a result of approximately $51.6 million of firearms and ammunition sales on extended terms, which is consistent with prior years. Some of these terms provide cash discount incentives and require payment by August and September 2003. Inventories increased $30.0 million from December 31, 2002 to $120.4 million primarily as a result of the seasonality of the business. See “—Seasonality.” The Company continues to focus on inventory management and maintaining inventory levels to keep them in line with sales projections, by lowering production levels and/or taking unscheduled shutdown periods at our manufacturing facilities. Accounts payable increased $10.4 million from December 31, 2002 to $30.3 million at June 30, 2003 primarily as a result of managing the accounts payable function with extended terms.

Net cash used in investing activities in the first six months of 2003 and 2002 were $2.8 million and $2.4 million, respectively, consisting primarily of capital expenditures for new equipment related to the manufacture of firearms and maintenance of existing facilities.

Net cash provided by financing activities during the first six months of 2003 was $54.5 million and $24.0 million during the first six months of 2002. The $30.5 million increase in cash provided by financing activities from the six months ended June 30, 2002 compared to the six months ended June 30, 2003 primarily resulted from approximately $32.2 million of higher borrowings under the revolving credit facility paired with the issuance of $200.0 million of Notes, offset by the redemption of the $86.9 million in outstanding notes, dividend payments of $101.2 million, a decrease in book overdraft and payment of debt issuance costs of $11.6 million.

Working Capital. Working capital increased to $161.9 million at June 30, 2003 from $95.6 million at December 31, 2002, primarily resulting from anticipated seasonal increases in accounts receivable and inventory slightly offset by an increase in accounts payable. See “-Cash Flows.” The seasonality of the Company’s business generally causes accounts receivable and inventories to be higher in the first three quarters of the year. See “-Seasonality.” The Company continues to focus on inventory management and maintaining inventory levels to keep them in line with sales projections, by lowering production levels and/or taking unscheduled shutdown periods at our manufacturing facilities.

Capital Expenditures. Capital expenditures for the six months ended June 30, 2003 were $2.8 million, primarily for new equipment related to the manufacture of firearms and maintenance of existing facilities. The Company expects capital expenditures for 2003 to be in a range of $6.7 million to $8.1 million.

Indebtedness

As of June 30, 2003, we had outstanding $269.7 million of indebtedness, consisting of $200.0 million aggregate principal amount of the notes, $67.2 million in revolving credit borrowings under our Credit Facility, $1.6 million in capital lease obligations, and a $0.9 million note payable to Holding. As of June 30, 2003, we also had aggregate letters of credit outstanding of approximately $3.6 million, and approximately $54.2 million in additional borrowings were available under the Credit Facility.

Credit Facility. Our Credit Facility provides $125.0 million of revolving credit agreements under an asset-based senior secured revolving credit facility. Amounts available under the Credit Facility are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable and eligible inventory and an amortizing balance related to eligible machinery and equipment. The Credit Facility also includes a letter of credit subfacility of up to $15.0 million.

Under the terms of the Credit Facility:

•	All of Remington’s existing and future domestic subsidiaries are either co-borrowers under, or guarantors of, the facility. The facility is secured by substantially all of our real and personal property, including without limitation the capital stock of our subsidiaries.

•	Amounts outstanding under the facility bear interest at a rate equal to, at our option, (1) an alternate base rate plus 1.25% or (2) a reserve adjusted LIBOR rate plus an applicable margin. This applicable margin is currently 2.75%, and is subject to periodic adjustment based on certain levels of financial performance.

•	The facility, as amended, contains financial covenants and other customary affirmative and negative covenants, including but not limited to:

(1)	a required leverage ratio, consisting of the ratio of average consolidated net funded debt to EBITDA (as defined in the credit agreement for the new working capital facility), of no more than 5.25 to 1.0 for the fiscal quarter ended June 30, 2003, and the period from July 1, 2003 through September 29, 2003, and of no more than 5.0 to 1.0for all other periods.

(2)	a minimum consolidated fixed charge coverage ratio requirement for the four consecutive fiscal quarters ending on the last day of each fiscal quarter of at least 1.1 to 1.0;

(3)	limitations on capital expenditures exceeding $12.5 million during any fiscal year; and

(4)	limitations on indebtedness, liens, investments, mergers and other acquisitions, asset dispositions, transactions with affiliates, and dividends and other distributions.

•	The facility contains customary events of default.

•	We are required to pay certain fees in connection with the facility, including (1) letter of credit fees, (2) agency fees and (3) an unused commitment fee equal to 0.375% per annum of the average unused amount of the facility.

As a result of our performance under the leverage ratio requirement through the first quarter of 2003, the interest rate margin for the Euro-Dollar borrowings under the Credit Facility increased by 0.25% effective July 1, 2003. As a result of the Company’s performance for the quarter ended June 30, 2003, the interest rate margin for both the ABR and the Euro-Dollar loans will be increased 0.25%, effective October 1, 2003.

Effective June 30, 2003, Remington and the requisite lenders under the Credit Facility entered into an amendment to the credit agreement for the Credit Facility. Under the terms of the amendment, the leverage ratio that we are required to maintain was changed to 5.25 to 1.00 from 5.00 to 1.00 for the fiscal quarter ended June 30, 2003 and the period from July 1, 2003 through September 29, 2003. The required leverage ratio remains 5.00 to 1.00 for all other future periods. The Company paid an amendment fee of $0.1 million in connection with the amendment, which will be amortized over the three month period covered by the amendment. Remington was in compliance in all material respects with the financial covenants under the Credit Facility, as amended, for the quarter ended June 30, 2003. If the softening of demand for our products that we experienced in the first six months of 2003 continues through the remainder of 2003, management believes that there is a significant possibility that Remington will not be in compliance with such financial covenants during future periods in 2003 at and after the end of the third quarter.

10 1/2% Senior Notes due 2011. The Notes were initially issued on January 24, 2003 in an aggregate principal amount of $200.0 million. The Notes are senior unsecured obligations of Remington guaranteed by each of Remington’s existing domestic subsidiaries. The indenture for the Notes contains restrictive covenants that, among other things, limit the incurrence of debt by Remington and its subsidiaries, the payment of dividends to Holding, the use of proceeds of specified asset sales and transactions with affiliates. Pursuant to the registration rights agreement entered into with the initial purchasers of the Notes, additional interest of approximately $0.1 million accrued on the Notes from June to August 2003. The additional interest was as a result of a failure to cause the required registration statement, with respect to the Notes, to be declared effective by the required deadline and as a result of a failure to consummate the required exchange offer, with respect to the Notes, by the required deadline. The exchange offer has been consummated and all accruals of additional interest have ceased. As of June 30, 2003, $200.0 million aggregate principal amount of Notes was outstanding.

Seasonality

The Company produces and markets a broad range of firearms and ammunition products used in various shooting sports. Several models of the Company’s shotguns and several types of ammunition are intended for target shooting that generally occurs in the “off season.” The majority of the Company’s firearms and ammunition products, however, are manufactured for hunting use. As a result, sales of the Company’s products are seasonal and concentrated toward the fall hunting season. The Company follows the industry practice of selling firearms pursuant to a “dating” plan allowing the customer to buy the products commencing at the beginning of the Company’s dating plan period and pay for them on extended terms. The Company offers extended payment terms on select ammunition products. The Company believes that this dating plan has partially offset the seasonality of the Company’s business by shifting some firearm and ammunition sales to the first quarter.

Recently Issued Statements of Financial Accounting Standards

In April 2002, the FASB issued SFAS No. 145 (FAS 145), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. FAS 145 is effective for the Company’s year beginning January 1, 2003. The adoption of this statement in 2003 results in the classification of losses on an early extinguishment of debt as a component of operating profit. The Company has complied with the provisions of this statement as of January 1, 2003.

The FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) which clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Company will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Company does not have any ownership in any significant variable interest entities.

The FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which the Company will adopt effective with the Company’s third quarter 2003 financial statements. The standard specifies that instruments within its scope, which include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares, represent obligations of the issuer and, therefore, the issuer must classify them as liabilities. The Company is currently reviewing the provisions and impact of this statement on the Company and will adopt the provisions in connection with the Company’s third quarter 2003 financial statements.

Regulatory Developments

The federal Brady Handgun Violence Prevention Act of 1993 (the “Brady Bill”), which was extended in 1998 to include shotguns and rifles, mandates a national system of instant background checks for all firearm purchases from federally-licensed firearms retail dealers. Federal legislation has been proposed to further extend this system to sales made by non-retail sellers at gun shows.

State and local laws and regulations vary significantly in the level of additional restriction, beyond those established under federal law, placed on gun manufacture, ownership and transfer. Some states have recently enacted, and others are considering, legislation restricting or prohibiting the ownership, use or sale of certain categories of firearms and/or ammunition. Certain states have enacted, or considered, legislation regarding the sale of locking devices together with firearms; although most are limited to handguns, some would apply to Remington shotguns and rifles. Although many states have mandatory waiting period laws in effect for handguns, there are currently few restrictive state regulations applicable to handgun ammunition. The Company’s current firearm and ammunition products generally are not subject to such existing state restrictions, and generally would not be subject to any known proposed state legislation relating to regulation of “assault weapons.” Bills have been introduced in Congress to establish, and to consider the feasibility of establishing, a nationwide database recording so-called

“ballistic images” of ammunition fired from new guns. To date, only two states have established such registries, and neither state includes such “imaging” data from long guns.

The Company believes that recent federal, state and local legislation relating to the regulation of firearms and ammunition has not had a material adverse effect on its sale of these products to date. However, there can be no assurance that federal, state, local or foreign regulation of firearms or ammunition will not become more restrictive in the future and that any such development would not have a material adverse effect on the business of the Company.

Information Concerning Forward-Looking Statements

Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation: (i) the statement in “Business Trends and Initiatives” concerning the Company’s belief that the demand for sporting products in the firearms, ammunition and related markets depends on a number of factors including the general state of the economy and concerning the Company’s belief that the market for firearms and ammunition products will remain relatively flat in the near future; (ii) the statements in “Outlook” concerning the Company’s beliefs regarding the outlook for the remainder of 2003; (iii) the statements in “-Liquidity and Capital Resources—Liquidity” concerning the Company’s belief that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the Revolving Credit Facility; (iv) the statement in “Liquidity and Capital Resources—Capital Expenditures” that the Company expects capital expenditures for 2003 to be in a range of $6.7 million to $8.1 million; (v) the Company’s statements in “Indebtedness” concerning the Company’s beliefs regarding compliance with the financial covenants under the Credit Facility; (vi) the Company’s statements in “Quantitative and Qualitative Disclosures About Market Risk” concerning the Company’s belief that a near-term change in commodity prices will not materially impact the consolidated financial position, results of operations, future earnings, fair value or cash flows of the Company and that it does not have a material exposure to fluctuations in foreign currencies; (vii) the statements in “Legal Proceedings” concerning the Company’s belief that the outcome of all pending product liability cases and claims will not be likely to have a material adverse effect upon the financial condition or results of operations of the Company; and (viii) other statements as to management’s or the Company’s expectations and beliefs presented in “Legal Proceedings.”

Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described in this report (including, without limitation, those discussed in “-Business Trends and Initiatives”, “-Liquidity and Capital Resources” and “Legal Proceedings”), in the Company’s registration statement on Form S-4 filed with the Securities and Exchange Commission on March 31, 2003, or in other Securities and Exchange Commission filings (which factors are incorporated herein by reference), could affect (and in some cases have affected) the Company’s actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

While the Company periodically reassesses material trends and uncertainties affecting the operations and financial condition in connection with its preparation of management’s discussion and analysis of results of operations and financial condition contained in its quarterly and annual reports, the Company does not intend to review or revise any particular forward-looking statement referenced in this report in light of future events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Certain of the Company’s financial instruments are subject to market risks, including interest rate risk. The Company was not a party to any interest rate cap or other protection arrangements with respect to its variable rate indebtedness as of June 30, 2003. The Company uses commodity futures contracts to hedge against the risk of increased prices for lead and copper to be used in the manufacture of the Company’s products. At June 30, 2003, the Company’s outstanding contracts relating to firm commitments and anticipated purchases up to nine months from the respective balance sheet date have a fair market value of approximately $0.2 million. The Company believes that a near-term change in commodity prices will not materially impact the consolidated financial position, results of operations, future earnings, fair value or cash flows of the Company. Additionally, the Company believes it does not have a material exposure to fluctuations in foreign currencies. The Company does not hold or issue financial instruments for trading purposes.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of and for the period ended June 30, 2003 (the “Evaluation Date”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared.

Furthermore, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Under the terms of the asset purchase agreement pursuant to which Holding and Remington acquired the business in 1993 from DuPont (the “Purchase Agreement”), the sellers retained liability for, and are required to indemnify us against:

•	all product liability cases and claims involving products that had not been discontinued as of the Acquisition but relating to occurrences that took place prior to the Acquisition;

•	all product liability cases and claims (whenever they may arise) involving discontinued products; and

•	environmental liabilities based on conditions existing at the time of the Acquisition.

These indemnification obligations of the sellers are not subject to any survival period limitation. We have no current information on the extent, if any, to which the sellers have insured these indemnification obligations. Except for certain cases and claims relating to shotguns as described below, and except for all cases and claims relating to products discontinued prior to the Acquisition, we generally bear financial responsibility for the costs of product liability cases and claims relating to occurrences after the Acquisition and are required to indemnify the sellers against such cases and claims. See “—Certain Indemnities”.

As a result of contractual arrangements, we manage the joint defense of product liability litigation involving Remington brand firearms and our ammunition products for both Remington and the sellers. As of June 30, 2003, approximately 19 individual bodily injury cases and claims were pending, primarily alleging defective product design, defective manufacture and/or failure to provide adequate warnings. We have previously disposed of a number of other cases involving post-Acquisition occurrences by settlement. Of the individual cases and claims pending as of June 30, 2003, approximately three involve matters for which the sellers retained liability and are required to indemnify us. The remaining approximately 16 pending cases involve post-Acquisition occurrences for which we bear responsibility under the Purchase Agreement; the sellers have some responsibility for the costs of approximately one of these cases involving certain shotguns, as described below.

The relief sought in individual cases includes compensatory and, sometimes, punitive damages. Not all complaints or demand letters expressly state the amount of damages sought. As a general matter, when specific amounts are provided, compensatory damages sought range from less than $75,000 to more than $10 million, while demands or punitive damages may range from less than $500,000, to as much as $100 million. Of the individual post-Acquisition claims pending as of June 30, 2003, claimants purport to seek approximately $33 million in compensatory and approximately $60 million in punitive damages. In the Company’s experience, initial demands do not generally bear a reasonable relationship to the facts and circumstances of a particular matter, and in any event, are typically reduced significantly as a case proceeds. The Company believes that its accruals for product liability cases and claims are a superior quantitative measure of the cost to it of product liability cases and claims. At June 30, 2003, our accrual for product liability cases and claims was $7.8 million.

In addition to the individual cases, as a manufacturer of shotguns and rifles, Remington has been named in only three of the actions brought by approximately 30 municipalities, primarily against manufacturers, distributors and sellers of handguns: (i) City of Boston, et al. v. Smith & Wesson, et al., No. 99-2590 (Suffolk Super Ct.); (ii) City of St. Louis, Missouri v. Henry Cernicek, et al., No. 992-01209 (Cir. Ct. St. Louis) & 00 Civil 1895 (U.S. Dist. Ct E.D. Missouri); and (iii) City of New York, et al. v. B.L. Jennings, Inc., et al., 00 Civil 3641 (JBW) (U.S. Dist. Ct. E.D.N.Y.). As a general matter, these lawsuits name several dozens of firearm industry participants as defendants, and claim that the defendants’ distribution practices allegedly permitted their products to enter a secondary market, from which guns can be obtained by unauthorized users; that defendants fail to include adequate safety devices in their firearms to prevent unauthorized use and accidental misuse; and that defendants’ conduct has created a public nuisance. Plaintiffs generally seek injunctive relief and money damages (consisting of the cost of providing certain city services and lost tax and other revenues), and in some cases, punitive damages, as well.

In City of Boston, first filed in 1999, an order granting plaintiff’s March 27, 2002 request to dismiss the case with prejudice as to all defendants was entered on April 1, 2002.

In City of New York, the New York City Health and Hospitals Corp., and certain city officials filed an Amended Complaint, dated September 1, 2000, in the U.S. District Court for the Eastern District of New York naming Remington and other entities and asserting claims similar to those in City of Boston. The City of New York seeks an unspecified amount in compensatory damages. Remington answered on December 1, 2000. Plaintiffs’ and defendants’ initial discovery requests were served in June 2001. In August 2001, the City indicated its intention to file a second amended complaint. However, after and partly as a result of the events of September 11, the court granted the City’s request that the case be put on hold pending the appeal by the State of New York of the dismissal of its separate lawsuit against handgun manufacturers (in which we are not a defendant). The court recently declined the City’s request to lift that stay.

In City of St. Louis, a First Amended Complaint naming Remington and other entities was filed on August 15, 2000, in Circuit Court of the City of St. Louis. The case was removed on November 29, 2000, to the U.S. District Court for the Eastern District of Missouri by third-party defendant, Denel (Pty) Ltd., a firearms manufacturer majority-owned by the Republic of South Africa. Removal was made pursuant to Title 28, section 1330, of the United States Code, as an action involving a foreign state. On September 25, 2001, the federal court remanded the case to state court (where motions to dismiss are pending). On March 1, 2002, the St. Louis City court granted the defendants’ motion to transfer venue to the Circuit Court for St. Louis County. Plaintiffs’ challenge to that ruling was rejected, and defendants’ motion to dismiss in this new venue was argued on February 28, 2003. To date, the court has not issued a ruling with respect to defendants’ motion to dismiss. The City of St. Louis seeks an unspecified amount in compensatory damages, and also seeks punitive damages.

To date, nine municipal lawsuits (including City of Boston) have been dismissed and are not on appeal. Five more dismissals, including that involving local California governments, are on appeal, and another case is on partial appeal. The remaining lawsuits are in various stages of motion practice and discovery. A majority of states have enacted some limitation on the ability of local governments to file such lawsuits against firearms manufacturers. Both houses of the Missouri legislature approved a preemption bill, which would have applied to the St. Louis lawsuit but which was vetoed by the governor. In addition, similar legislation limiting such lawsuits on a federal level has been proposed in both houses of Congress. At the federal level, in April, the House of Representatives approved legislation that would limit lawsuits against firearms manufacturers based on the criminal or unlawful acts of third parties. Similar legislation is pending in the Senate, and if enacted, would prohibit litigation of the type filed by the municipalities.

In the spring of 2000, the Federal Trade Commission and the attorneys general of several states instituted investigations into allegations of anticompetitive retaliation against Smith & Wesson by other participants in the firearms industry. In 2000 and 2001, Remington received and replied to civil investigative demands and subpoenae duces tecum and other discovery requests from the State of Connecticut and the Federal Trade Commission. Remington, which makes only long guns, does not compete with Smith & Wesson, which makes handguns. On August 22, 2003, the Federal Trade Commission issued a letter stating that it had closed its investigation as to all parties.

Because our assumption of financial responsibility for certain product liability cases and claims involving pre-Acquisition occurrences was limited to an amount that has now been fully paid, with the sellers retaining liability in excess of that amount and indemnifying us in respect of such liabilities, we believe that product liability cases and claims involving occurrences arising prior to the Acquisition are not likely to have a material adverse effect upon our financial condition or results of operations. Moreover, although it is difficult to forecast the outcome of litigation, we do not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, our accruals for the uninsured costs of such cases and claims and the sellers’ agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as well as the type of firearms products that we make), that the outcome of all pending post-Acquisition product liability cases and claims will be likely to have a material adverse effect upon our financial condition or results of operations. Nonetheless, in part because the nature and extent of liability based on the manufacture and/or sale of allegedly defective products (particularly as to firearms and ammunition) is uncertain, there can be no assurance that our resources will be adequate to cover pending and future product liability occurrences, cases or claims, in the aggregate, or that a material adverse effect upon our financial condition or results of operations will not result therefrom. Because of the nature of our products, we anticipate that we will continue to be involved in product liability litigation in the future. See “Risk Factors—Risks Related to Our Business and Industry. Because of the potential nature of injuries relating to firearms and ammunition, certain public perceptions of our products, and recent efforts to expand liability of manufacturers of firearms and ammunition, product liability cases and claims, and insurance costs associated with such cases and claims, may cause us to incur significant costs”.

Item 4. Submission of Matters to a Vote of Security Holders

On April 30, 2003, Holding, the sole stockholder of Remington, at Remington’s annual meeting, unanimously re-elected in its entirety the board of directors of Remington. The stockholder of Remington also unanimously appointed PricewaterhouseCoopers LLP, as the independent public accountants of Remington for the fiscal year ending December 31, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	RACI Holding, Inc. 2003 Stock Option Plan, adopted June 13, 2003, previously filed as Exhibit 10.53 to Registration Statement No. 333-104141 under the Securities Act of 1933, as amended, filed March 31, 2003 by Remington, and herein incorporated by reference.

10.2	Form of RACI Holding, Inc. Management Stock Option Agreement, dated as of June 13, 2003, previously filed as Exhibit 10.54 to Registration Statement No. 333-104141 under the Securities Act of 1933, as amended, filed March 31, 2003 by Remington, and herein incorporated by reference.

10.3	Form of RACI Holding, Inc. Director Stock Option Agreement, dated as of June 13, 2003, previously filed as Exhibit 10.55 to Registration Statement No. 333-104141 under the Securities Act of 1933, as amended, filed March 31, 2003 by Remington, and herein incorporated by reference.

10.4	Form of RACI Holding, Inc. Management Stock Subscription Agreement, previously filed as Exhibit 10.56 to Registration Statement No. 333-104141 under the Securities Act of 1933, as amended, filed March 31, 2003 by Remington, and herein incorporated by reference.

10.5	Form of RACI Holding, Inc. Director Stock Subscription Agreement, previously filed as Exhibit 10.57 to Registration Statement No. 333-104141 under the Securities Act of 1933, as amended, filed March 31, 2003 by Remington, and herein incorporated by reference.

10.58	First Amendment to Credit Agreement, dated as of June 30, 2003, by and among Remington, RA Factors, Inc., Wachovia Bank, National Association, as Agent and Lender and other financial institutions party to the Credit Agreement previously filed as Exhibit 10.58 to Registration Statement No. 333-104141 under the Securities Act of 1933, as amended, filed March 31, 2003 by Remington, and herein incorporated by reference.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

The following exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. In addition, Exhibit No. 32.1 and Exhibit No. 32.2 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

During the quarter ended June 30, 2003, the Company filed no reports on Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMINGTON ARMS COMPANY, INC.

/s/ MARK A. LITTLE
Mark A. Little

Executive Vice President, Chief Financial Officer and Chief Administrative Officer
(Principal Financial Officer)

August 25, 2003