Form 10-Q
period 2003-09-30
REMINGTON ARMS CO INC/
filed 2003-11-14
CIK 916504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, par value $.01 per share, outstanding at November 14, 2003            1,000 shares

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

Remington Arms Company, Inc.

Consolidated Balance Sheets

(Dollars in Millions, Except Share Data)

	Unaudited
	September 30, 2003	December 31, 2002
ASSETS
Current Assets
Cash and Cash Equivalents	$8.0	$0.4
Accounts Receivable Trade—net	84.1	58.6
Inventories	103.3	90.4
Supplies	6.1	6.3
Income Taxes Receivable	1.3	—
Prepaid Expenses and Other Current Assets	4.1	2.4
Deferred Tax Assets	11.8	11.7

Total Current Assets	218.7	169.8
Property, Plant and Equipment—net	76.3	79.2
Intangibles (Goodwill, Trademarks and Debt Issuance Costs)—net	84.9	78.2
Other Noncurrent Assets	8.0	7.4

Total Assets	$387.9	$334.6

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts Payable	$23.0	$19.9
Book Overdraft	—	10.8
Short-Term Debt	1.2	—
Current Portion of Long-Term Debt	0.5	1.0
Current Portion of Product Liability	2.2	2.2
Other Accrued Liabilities	37.6	40.3

Total Current Liabilities	64.5	74.2
Long-Term Debt, net of Current Portion	255.9	99.1
Payable to RACI Holding, Inc.	1.0	1.0
Retiree Benefits	44.3	43.1
Product Liability, net of Current Portion	5.5	4.2
Deferred Tax Liabilities	2.5	0.5
Other Long-Term Liabilities	0.2	0.3

Total Liabilities	373.9	222.4

Commitments and Contingencies
Shareholder's Equity
Class A Common Stock, par value $.01; 1,000 shares authorized and outstanding at September 30, 2003 and December 31, 2002, respectively	—	—
Paid in Capital	86.4	82.6
Accumulated Other Comprehensive Loss	(3.7)	(4.1)
Retained Earnings (Accumulated Deficit)	(68.7)	33.7

Total Shareholder’s Equity	14.0	112.2

Total Liabilities and Shareholder's Equity	$387.9	$334.6

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.

Consolidated Statements of Operations

(Dollars in Millions)

	Unaudited
	Quarter Ended September 30,		Year-to-Date September 30,
	2003	2002	2003	2002
Sales (1)	$115.9	$122.5	$286.4	$314.2
Cost of Goods Sold	83.6	86.2	208.3	218.9

Gross Profit	32.3	36.3	78.1	95.3
Selling, General and Administrative Expenses	17.4	17.7	49.7	51.2
Research and Development Expenses	1.3	1.5	4.5	4.5
Other (Income)/Expense	(0.1)	1.9	0.5	2.3
Other Unusual Charges	—	—	6.7	—

Operating Profit	13.7	15.2	16.7	37.3
Interest Expense	6.9	3.3	18.6	9.5

Profit/(Loss) Before Income Taxes and Change in Accounting Principle	6.8	11.9	(1.9)	27.8
Provision/(Benefit) for Income Taxes	2.6	4.6	(0.7)	10.8

Net Income/(Loss) before effect of Change in Accounting Principle	4.2	7.3	(1.2)	17.0
Loss from cumulative effect of change in Accounting Principle, net of $1.0 tax benefit	—	—	—	(1.4)

Net Income/(Loss)	$4.2	$7.3	$(1.2)	$15.6

(1)	Sales are presented net of Federal Excise taxes of $10.4 and $11.3 for the quarters and $24.1 and $26.7 for the year-to-date periods ended September 30, 2003 and 2002, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.

Consolidated Statements of Cash Flows

(Dollars in Millions)

	Unaudited
	Year-To-Date September 30,
	2003	2002
Operating Activities
Net (Loss)/Income	$(1.2)	$15.6
Adjustments to reconcile Net(Loss)/ Income to Net Cash provided by Operating Activities:
Cumulative effect of Change in Accounting Principle	—	1.4
Depreciation	7.2	7.5
Amortization	3.0	1.4
Loss on disposal of Property, Plant and Equipment	0.4	0.2
Provision for Retiree Benefits	1.2	0.3
Provision for Deferred Income Taxes, Net	1.9	3.2
Changes in Operating Assets and Liabilities:
Accounts Receivable Trade—Net	(25.5)	(40.4)
Inventories	(12.9)	(4.4)
Supplies	0.2	0.4
Prepaid Expenses and Other Current Assets	(1.7)	(2.3)
Other Noncurrent Assets	1.9	(0.2)
Accounts Payable	3.1	4.7
Product Liabilities	1.3	(1.7)
Income Taxes Payable/Receivable	(3.5)	(0.7)
Other Accrued and Long-Term Liabilities	(0.9)	9.4

Net Cash used in Operating Activities	(25.5)	(5.6)

Investing Activities
Purchase of Property, Plant and Equipment Net Cash used in Investing Activities	(4.8)	(4.5)

Financing Activities
Net Borrowings from Revolving Credit Facility	44.0	18.0
Cash Dividends Paid	(101.2)	(15.1)
Proceeds from Issuance of Long-Term Debt	200.0	—
Principal Payments on Long-Term Debt	(87.6)	(0.6)
Capital Contribution from RACI Holding, Inc.	4.5	—
Net Borrowings from Short-Term Debt	1.2	1.1
Decrease Book Overdraft	(10.8)	(6.0)
Debt Issuance Costs	(12.2)	—

Net Cash provided by (used in) Financing Activities	37.9	(2.6)

Increase (Decrease) in Cash and Cash Equivalents	7.6	(12.7)
Cash and Cash Equivalents at Beginning of Period	0.4	13.4

Cash and Cash Equivalents at End of Period	$8.0	$0.7

Noncash Investing and Financing Activities:
Issuance of Deferred Shares in Lieu of Bonus	$0.3	$—

Payment Made to Vendors on Behalf of RACI Holding, Inc.	$1.0	$—

Capital Lease Obligations Incurred	$0.1	$—

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.

Consolidated Statement of Shareholder's Equity (Accumulated Deficit) and Comprehensive Income/(Loss)

(Dollars in Millions)

(Unaudited)

	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholder’s Equity
Balance, December 31, 2002	$82.6	$(4.1)	$33.7	$112.2

Comprehensive Net Income/(Loss):
Net Loss	—	—	(1.2)	(1.2)
Other comprehensive loss:
Net derivative losses, net of tax	—	0.2	—	0.2
Net derivative losses, reclassified to Earnings	—	0.2	—	0.2

Total Comprehensive Net Income/(Loss)	—	0.4	(1.2)	(0.8)

Contributions from RACI Holding, Inc.	4.8	—	—	4.8
Payment made to vendors on behalf of RACI Holding, Inc.	(1.0)	—	—	(1.0)
Cash Dividends Paid	—	—	(101.2)	(101.2)

Balance, September 30, 2003	$86.4	$(3.7)	$(68.7)	$14.0

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Data) - Unaudited

Note 1 – Basis of Presentation

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

The accompanying unaudited interim consolidated financial statements of Remington have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2003.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Remington Arms Company, Inc. and subsidiaries as of and for the year ended December 31, 2002, included in the Company’s registration statement on Form S-4 as amended, initially filed with the Securities and Exchange Commission on March 31, 2003.

Certain reclassifications were made to financial information from prior periods to conform with the current presentation format. The reclassifications did not have a significant impact on the previously reported financial condition or results of operations.

Note 2 – Inventories

Inventories consisted of the following at:

	(Unaudited)
	September 30, 2003	December 31, 2002
Raw Materials	$14.8	$12.7
Semi-Finished Products	23.1	24.0
Finished Products	65.4	53.7

Total	$103.3	$90.4

Note 3 – Intangibles

Intangibles consisted of the following at:

	(Unaudited)
	September 30, 2003	December 31, 2002
Goodwill (Not subject to Amortization)	$26.8	$26.8
Trademarks (Not subject to Amortization)	47.4	47.4
Debt Issuance Costs, net	10.7	4.0

Total	$84.9	$78.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Data) - Unaudited

Note 4 – Other Accrued Liabilities

Other Accrued Liabilities consist of the following:

	(Unaudited)
	September 30, 2003	December 31, 2002
Marketing	$4.5	$6.8
Healthcare	7.5	7.2
Compensation	3.2	5.3
Retiree Benefits	4.7	4.5
Workers Compensation	3.1	4.2
Interest	7.1	0.7
Other	7.5	11.6

Total	$37.6	$40.3

Note 5 – Warranty Accrual

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

Warranties consisted of the following at:

	(Unaudited)
	For the nine months ended September 30, 2003	For the year ended December 31, 2002
Beginning warranty accrual	$0.9	$0.7
Current period accruals	2.1	3.4
Current period charges	(2.1)	(3.2)

Ending warranty accrual	$0.9	$0.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Data) - Unaudited

Note 6 – Long-Term Debt

Long-term Debt consisted of the following at:

	(Unaudited)
	September 30, 2003	December 31, 2002
Old Credit Facility	$—	$11.0
Credit Facility	55.0	—
9.5% Senior Subordinated Notes due 2003	—	86.9
10.5% Senior Subordinated Notes due 2011	200.0	—
Capital Lease Obligations	1.4	2.2
Payable to Holding	1.0	1.0

Subtotal	$257.4	$101.1
Less: Current Portion	0.5	1.0

Total	$256.9	$100.1

On January 24, 2003, the Company entered into a five year $125 million asset-backed senior secured revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions led by Wachovia Bank, National Association as the administrative agent. Amounts available under this facility are subject to a borrowing base limitation based on certain percentages of eligible (as defined in the credit agreement for the Credit Facility) accounts receivable and inventory and an amortizing balance related to eligible machinery and equipment. This facility includes a letter of credit sub-facility of up to $15.0 million. All amounts outstanding under the Company’s previous senior secured credit facility (the “Old Credit Facility”) were repaid with borrowings under the Company’s new senior secured capital facility, all commitments under the Old Credit Facility were terminated in January 2003 and the unamortized financing fees of $1.5 million were expensed as other unusual charges in the statement of operations. Financing costs of $12.2 million paid in connection with the Credit Facility and the offering and sale in January 2003 of $200.0 million aggregate principal amount of Remington’s 10 1/2% Senior Notes due 2011 (the “Notes”) were capitalized and are being amortized over the respective terms of the Credit Facility and the Notes.

Effective on June 30, 2003, Remington and the requisite lenders under the Credit Facility entered into an amendment to the Credit Facility. Under the terms of the amendment, the leverage ratio that the Company was required to maintain was changed to 5.25 to 1.00 from 5.00 to 1.00 for the fiscal quarter ended June 30, 2003 and the period from July 1, 2003 through September 29, 2003. The Company paid an amendment fee of $0.1 million in connection with the amendment, which was amortized over the three month period covered by the amendment.

On October 31, 2003, the Company entered into a second amendment to the Credit Facility. Under the terms of the Credit Facility, as amended through the second amendment, from the date of the second amendment through the earlier of (i) March 30, 2006 and (ii) subject to meeting specified financial conditions, such date as the Company may determine (such period, the “Availability Test Period”), the financial covenants specified under the Credit Facility will no longer be applicable so long as the Company maintains a minimum availability under the Credit Facility of $35.0 million (except during any single period of up to 60 consecutive days from June through September of each year during the Availability Test Period, when such minimum availability requirement may be reduced to $25.0 million). For any period during the Availability Test Period when such minimum availability requirement is not met, the Company must maintain (i) a maximum leverage ratio of 6.0 to 1.0 (compared with what would have been a maximum leverage ratio of 5.0 to 1.0 without the second amendment) and (ii) a minimum fixed charge coverage ratio of 1.1 to 1.0 (same as the required minimum fixed charge coverage ratio prior to the second amendment). During the Availability Test Period, the Company must also meet a new financial covenant requiring the maintenance of specified minimum levels of Consolidated EBITDA (as defined in the Credit Facility). At the end of the Availability Test Period, the Company will be subject to the maximum leverage

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Data) - Unaudited

ratio and the minimum fixed charge leverage ratio specified above without regard to the amount of availability under the Credit Facility. The second amendment provided for a waiver for failure to comply with the financial covenants under the Credit Facility from September 30, 2003 through December 30, 2003. The Company paid an amendment fee of $0.2 million in connection with the second amendment, which will be amortized over the Availability Test Period. The Company expects to be in compliance with the financial covenants under the Credit Facility, as amended. However, there can be no assurances that the Company will be in compliance.

Loans under the Credit Facility mature on January 23, 2008. Loans generally bear interest, at the Company’s option, at a variable rate equal to either (i) the applicable margin (1.25% at September 30, 2003), plus the alternative base rate in effect from time to time (“ABR Loans”), or (ii) the applicable margin, (2.75% at September 30, 2003) plus the relevant adjusted London Interbank Offered Rate for outstanding Euro-Dollar Loans. Each quarter the interest rate margin is subject to adjustment based upon maintenance of a defined maximum consolidated leverage ratio, based on EBITDA and average total indebtedness, for the four quarters most recently ended which ranges from 0.25% to 1.5% per annum for ABR Loans and from 1.75% to 3.5% per annum for Eurodollar Loans. Commitment fees of 0.375% are payable if the average revolver facility balance is 50% or more of the aggregate Revolver Commitments in effect on the first day of such month or if the average Revolver Facility Balance for any month is less than 50% of the aggregate Revolver Commitments in effect on the first day of such month, commitment fees of 0.500% are payable. As a result of the Company’s performance for the quarter ended June 30, 2003, the interest rate margin for both the ABR loans and the Euro-Dollar loans was increased by 0.25%, effective on October 1, 2003. As a result of the Company’s performance for the quarter ended September 30, 2003, the interest rate margin for the Euro-Dollar loans will further increase by 0.25%, effective January 1, 2004. The interest rate margin on the ABR loans will remain at 1.5%. The occurrence of certain changes in control is an event of default under the credit agreement for the Credit Facility and mandatory prepayments of borrowings may be required.

The initial issuance and sale of the Notes was completed in a private offering on January 24, 2003. A portion of the proceeds from the issuance of the Notes was used for the redemption of all of the Company’s 9 ½% Senior Subordinated Notes due 2003 (the “Refinanced Notes”), at a redemption price equal to 100% of the aggregate principal amount of Refinanced Notes then outstanding of $86.9 million, plus accrued and unpaid interest. Interest is due on the Notes semi-annually on June 1 and December 1 of each year, beginning on June 1, 2003. Pursuant to the registration rights agreement entered into with the initial purchasers of the Notes, additional interest of approximately $0.1 million accrued on the Notes from June to August 2003. The additional interest was the result of a failure to cause the required registration statement, with respect to the Notes, to be declared effective by the required deadline and as a result of a failure to consummate the required exchange offer, with respect to the Notes, by the required deadline. The exchange offer has been consummated and all accruals of additional interest have ceased.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Data) - Unaudited

Note 7 – RACI Holding Recapitalization Transactions

On February 12, 2003, Remington completed transactions related to the recapitalization of Holding, including the issuance and sale by Holding, for consideration of $30.8 million, of 140,044 shares of common stock of Holding to Bruckmann, Rosser, Sherrill & Co. II, L.P. and others. As part of the re-capitalization of Holding, 15,970 deferred shares of Holding were distributed as 15,970 shares of common stock of Holding, 722,981 of the outstanding shares of common stock of Holding were repurchased and 64,144 options were accelerated and cancelled in respect of common stock of Holding, in an aggregate amount of approximately $163.7 million, consisting of $130.8 million in cash and $32.9 million aggregate principal amount of senior notes of Holding, or (the “Holding Notes”). The Clayton & Dubilier Private Equity Fund IV Limited Partnership holds all of the Holding Notes.

Note 8 – Issuance of Holding Redeemable Deferred Shares and Options

Certain members of management elected to defer a portion of their 2002 bonus payable in March 2003 for 1,375 redeemable deferred shares of Holding at an acquisition price of $220.31 per share. In addition, matching service options to purchase a total of 844 shares of Common Stock of Holding were granted to certain members of management at an exercise price of $220.31 per share under the RACI Holding, Inc. 1999 Stock Incentive Plan. One third of the service options vest and become exercisable on each of the first three anniversaries of the grant date.

In June 2003, certain members of management were granted 7,147 service options and 7,147 performance options to purchase a total of 14,294 shares of Common Stock, under the RACI Holding, Inc. 2003 Stock Option Plan at an exercise price of $220.31 per share. One half of the service options vest and become exercisable on each of the fourth and fifth anniversaries of the grant date. One third of the performance options vest and become exercisable on each of the first three anniversaries of the grant date, provided that the annual adjusted EBITDA target (as defined in Footnote 13) of $60 million or greater is achieved in each of the three years. Alternatively, if the annual adjusted EBITDA target for a particular year is not met, but the cumulative adjusted EBITDA target for the subsequent year is met, a proportionate amount of the options vest. The cumulative adjusted EBITDA targets for the second and third years are $120 million and $180 million, respectively. If the adjusted EBITDA targets are not achieved, the performance options vest on the ninth anniversary of the grant date.

Note 9 – Related Party Transactions and Other Unusual Charges

On January 24, 2003, the Company declared and paid a $100.0 million dividend to all shareholders of record in connection with the funding of the repurchase by Holding of Holding Common Stock completed on February 12, 2003. In connection with the re-capitalization, 64,144 outstanding options to purchase common stock of Holding were accelerated and subsequently cancelled, which resulted in $4.5 million of other compensation expense based on the difference in the price paid for the acceleration of the options and the exercise price of the then outstanding options. Holding contributed capital of $4.5 million in cash to pay for the impact of the cancellation. As a result of refinancing the Old Credit Facility for the Credit Facility on January 24, 2003, $1.5 million of remaining unamortized financing fees were expensed. The Company also paid additional interest of $0.7 million for the early redemption of the Refinanced Notes. All of the above, except for $100.0 million dividend to Holding, were recorded in Other Unusual Charges in the accompanying statement of operations.

In March 2003, Holding contributed to the Company an outstanding receivable of $0.3 million owing by the Company to Holding as a result of the issuance of redeemable deferred shares. The contribution has been recognized as an additional capital contribution in the accompanying consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Data) - Unaudited

On June 30, 2003, the Company declared and paid a dividend of $1.2 million to Holding.

Note 10 – Goodwill and Trademarks

The carrying amount of goodwill and trademarks attributable to each reporting segment is outlined in the following tables:

	(Unaudited)
	September 30, 2003	December 31, 2002
Goodwill
Firearms	$12.8	$12.8
Ammunition	5.2	5.2
All Other	8.8	8.8

	$26.8	$26.8

	September 30, 2003	December 31, 2002
Trademarks
Firearms	$20.4	$20.4
Ammunition	19.4	19.4
All Other	7.6	7.6

	$47.4	$47.4

The Company continues to monitor one of the business units in the All Other segment for possible impairment of the carrying value of its goodwill and trademarks. It is reasonably possible the Company could be required to recognize an impairment if the current trend of profitability were to continue within this business unit.

Note 11 – Commitments and Contingencies

The Company has various purchase commitments for services incidental to the ordinary conduct of business, including services related to its utilities and NASCAR sponsorship. Such commitments are not at prices in excess of current market prices. The Company has purchase contracts with certain raw materials suppliers, for periods ranging from one to seven years, some of which contain firm commitments to purchase minimum specified quantities. However, such contracts had no significant impact on the financial condition or results of operations during the reported periods. In recognition of and support of certain legal and legislative initiatives, the firearms industry established the Hunting and Shooting Sports Heritage Fund of which the Company is a member The Company has historically made annual contributions to the Heritage Fund ranging from 0.5% to 1% of the Company’s annual revenues since becoming a member. Due to a combination of factors, including the general state of the economy, the Company does not presently expect to make a contribution to the Heritage Fund in 2003.

The Company is subject to various lawsuits and claims with respect to product liabilities, governmental regulations and other matters arising in the normal course of business. Pursuant to an asset purchase agreement (the “Purchase Agreement”), on December 1, 1993, the Company acquired certain assets and assumed certain liabilities (the “Acquisition”) of the sporting goods business formerly operated by E. I. du Pont de Nemours and Company (“DuPont”) and one of DuPont’s subsidiaries (together with DuPont, the “Sellers”). Under the Purchase Agreement, the Company generally bears financial responsibility for all product liability cases and claims relating to occurrences after the closing of the Acquisition, except for certain costs relating to certain shotguns, for all cases and claims relating to discontinued products and for limited other costs. Because the Company’s assumption of financial responsibility for certain product liability cases and claims involving pre-Acquisition occurrences was limited to a fixed amount that has now been fully paid, and with the Sellers retaining liability in excess of that amount and indemnifying the Company in respect of such liabilities, the Company believes that product liability cases and claims involving occurrences arising prior to the Acquisition are not likely to have a material adverse effect upon the financial condition, results of operations or cash flows of the Company. Moreover, although it is difficult to forecast the outcome of litigation, the Company does not believe, in light of relevant circumstances (including the current availability of insurance for personal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Data) - Unaudited

injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, the Company’s accruals for the uninsured costs of such cases and claims and the Sellers’ agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as well as the type of firearms products made by the Company), as well as the passage of time, that the outcome of all pending post-Acquisition product liability cases and claims will be likely to have a material adverse effect upon the financial condition, results of operations, or cash flows of the Company. Nonetheless, in part because of the nature and extent of manufacturer liability based on the manufacture and/or sale of allegedly defective products (particularly as to firearms and ammunition) is uncertain, there can be no assurance that the Company’s resources will be adequate to cover pending and future product liability occurrences, cases or claims, in the aggregate, or that such a material adverse effect upon our financial condition, results of operations or cash flows will not result therefrom. Because of the nature of its products, the Company anticipates that it will continue to be involved in product liability litigation in the future.

In March 2002, partly in response to the fatal shooting in November 2000 of nine-year-old Gus Barber with a Model 700 bolt-action rifle, the Company initiated a nationwide safety program in respect of its centerfire rifles manufactured with a feature known as a ‘bolt-lock,’ which requires the manual safety to be moved to the ‘fire’ position to begin the process of unloading the rifle. Pursuant to this program, the Company offered to clean, inspect and modify such centerfire firearms to remove the bolt-lock feature for $20. Participating customers received a transferable $20 rebate coupon on the purchase of specified Remington safety products. Approximately 2.5 million guns manufactured before 1982 were eligible for this offer. Due to various uncertainties (including the number of participating customers and the condition of their guns), the Company cannot estimate the ultimate cost of the program, based in part on customer responses to date, and the length of time since these products were manufactured. The Company does not believe that the safety program will have a material adverse effect on its financial condition, results of operations, or liquidity, although there can be no assurances given in that regard. The accrual for the product safety program is based on the estimated number of firearms to be submitted for modification and the estimated number of rebate coupons to be redeemed under the program.

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

Note 12 – Accounting for Derivatives and Hedging Activities

The Company purchases copper and lead futures and options contracts to hedge against price fluctuations of anticipated commodity purchases. The futures and options contracts limit the unfavorable effect that price increases will have on metal purchases, and the futures contracts likewise limit the favorable effect of price declines. At September 30, 2003, the fair value of the Company’s outstanding derivative contracts relating to firm commitments and anticipated purchases (aggregate notional amount 16.5 million pounds of copper and lead) up to nine months from such date was $0.6 million (as determined by an independent third party). The value of these financial instruments is recorded in prepaid expenses and other current assets. A net loss of $0.2 million on derivative instruments was reclassified to earnings and recorded in accumulated other comprehensive loss, and a net loss of $0.2 million was reclassified to accumulated other comprehensive loss and recorded in prepaid expenses and other current assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Data) - Unaudited

Note 13 – Segment Information

In July 2003, the Company restated its segment information to separately disclose the firearms and ammunition reportable segments, which historically had been aggregated as one reporting segment—-Hunting/Shooting Sports. This change had no effect on the consolidated balance sheets, statements of operations or statements of cash flows of the Company. All periods presented herein have been adjusted to reflect the change in the reportable segments. As a result of this change, the Company’s business is classified into three reportable segments: Firearms, which designs, manufactures, and markets recreational shotguns and rifles; Ammunition, which designs, manufactures and markets sporting ammunition and ammunition reloading components; and All Other, which includes Stren and Remington fishline, accessory related gun products and the manufacture and marketing of clay targets and powdered metal products. These products are sold primarily to wholesalers and retailers, mainly through manufacturer’s sales representatives. Other reconciling items include corporate and other assets not allocated to the individual segments.

Information on Segments:

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Sales:
Firearms	$43.9	$47.7	$135.1	$148.2
Ammunition	61.2	64.2	120.7	131.3
All Other	10.8	10.6	30.6	34.7

Consolidated Net Sales	$115.9	$122.5	$286.4	$314.2

Adjusted EBITDA:
Firearms	$5.6	$7.5	$17.9	$24.8
Ammunition	9.6	10.7	9.9	14.6
All Other	0.6	1.0	3.0	5.8
Other Reconciling Items	0.6	0.6	1.7	2.3

Adjusted EBITDA	$16.4	$19.8	$32.5	$47.5

	(Unaudited)
	September 30 2003	December 31 2002
Assets:
Firearms	$120.1	$111.1
Ammunition	127.0	101.3
All Other	20.1	18.9
Other Reconciling Items	120.7	103.3

Consolidated Assets	$387.9	$334.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Data) - Unaudited

The following table illustrates the calculation of Adjusted EBITDA, by reconciling Adjusted EBITDA to (Loss)Profit Before Income Taxes and Change in Accounting Principle, which management believes is the most nearly equivalent GAAP measure:

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Adjusted EBITDA (A)	$16.4	$19.8	$32.5	$47.5
Adjustments: Depreciation	2.4	2.4	7.2	7.5
Interest Expense (B)	6.9	3.3	18.6	9.5
Other Noncash Charges	0.3	0.2	1.6	0.7
Non-Recurring Charges	—	2.0	0.3	2.0
Other Unusual Charges (C)	—	—	6.7	—

	9.6	7.9	34.4	19.7

Profit(Loss) Before Income Taxes and Change in Accounting Principle	$6.8	$11.9	$(1.9)	$27.8

(A)	“Adjusted EBITDA” is the measure based on which the Company primarily evaluates the performance of its segments and allocates resources to them. Adjusted EBITDA differs from the term “EBITDA” as it is commonly used, and is substantially similar to the measure “Consolidated EBITDA” that is used in the indenture for the Notes. In addition to adjusting net income to exclude income taxes, interest expense, depreciation and amortization, Adjusted EBITDA also adjusts net income by excluding items or expenses not typically excluded in the calculation of “EBITDA”, such as noncash items, gain or loss on asset sales or write-offs, extraordinary, unusual or nonrecurring items, and certain “special payments” to Remington employees who hold options and deferred shares in respect of Holding common stock, consisting of amounts that are treated as compensation expense by Remington and are paid in connection with payments of dividends to holders of Holding common stock.

(B)	Includes amortization expense of deferred financing costs of $0.5 million, for the quarters ended September 30, 2003 and 2002, and $1.4 million for the year-to-date periods ended September 30, 2003 and 2002.

(C)	Other unusual charges includes $4.5 million related to the acceleration and subsequent cancellation of options to purchase common stock of Holding, $0.7 million of additional interest for early redemption of the Refinanced Notes, and $1.5 million expensed for the unamortized debt acquisition costs related to the Old Credit Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Data) - Unaudited

Note 14 – Financial Position and Results of Operations of Remington Arms Company, Inc.

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

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2003

(Unaudited)

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries
ASSETS
Current Assets	$154.6	$64.1	$—	$218.7
Receivable from Remington, Net	—	423.3	423.3	—
Equity method investment in susbsidiaries	218.0	—	218.0	—
Noncurrent Assets	119.6	49.6	—	169.2

Total Assets	$492.2	$537.0	$641.3	$387.9

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities	$64.5	$—	$—	$64.5
Payable to Holding, Inc., Net	1.0	—	—	1.0
Payable to RA Brands, L.L.C., Net	65.6	—	65.6	—
Payable to RA Factors, L.L.C., Net	43.5	—	43.5	—
Payable to RBC Holding	0.7	—	0.7	—
Payable to Remington Arms Co.	—	313.5	313.5	—
Noncurrent Liabilities	302.9	5.5	—	308.4
Shareholder’s Equity	14.0	218.0	218.0	14.0

Total Liabilities and Shareholder’s Equity	$492.2	$537.0	$641.3	$387.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Data) - Unaudited

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Data) - Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

QUARTER ENDED September 30, 2003 (Unaudited)	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries
Sales	$115.9	$—	$—	$115.9
Gross Profit	32.3	—	—	32.3
Royalty Income (Expense)	(7.0)	7.0	—	—
Factoring Income (Expense)	(4.0)	4.0	—	—
Income from Equity Investees	6.7	—	6.7	—
Net (Loss)/Income	4.2	6.7	6.7	4.2

QUARTER ENDED September 30, 2002 (Unaudited)	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries
Sales	$122.5	$—	$—	$122.5
Gross Profit	36.3	—	—	36.3
Royalty Income (Expense)	(7.4)	7.4	—	—
Factoring Income (Expense)	(4.2)	4.2	—	—
Income from Equity Investees	5.3	—	5.3	—
Net Income	7.3	5.3	5.3	7.3

NINE MONTHS ENDED September 30, 2003 (Unaudited)	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries
Sales	$286.4	$—	$—	$286.4
Gross Profit	78.1	—	—	78.1
Royalty Income (Expense)	(17.2)	17.2	—	—
Factoring Income (Expense)	(9.7)	9.7	—	—
Income from Equity Investees	16.2	—	16.2	—
Net (Loss)/Income	(1.2)	16.2	16.2	(1.2)

NINE MONTHS ENDED September 30, 2002 (Unaudited)	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries
Sales	$314.2	$—	$—	$314.2
Gross Profit	95.3	—	—	95.3
Royalty Income (Expense)	(18.9)	18.9	—	—
Factoring Income (Expense)	(10.7)	10.7	—	—
Income from Equity Investees	17.3	—	17.3	—
Net Income	15.6	17.3	17.3	15.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Data) - Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year-to-Date September 30, 2003

(Unaudited)

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries
Operating Activities

Net Cash Used in Operating Activities	$(25.5)	$—	$—	$(25.5)

Investing Activities
Purchase of Property, Plant and Equipment	(4.8)	—	—	(4.8)

Net Cash Used in Investing Activities	(4.8)	—	—	(4.8)

Financing Activities
Net Borrowings from Revolving Credit Facility	44.0	—	—	44.0
Cash Dividends Paid	(101.2)	—	—	(101.2)
Proceeds from Issuance of Long-Term Debt	200.0	—	—	200.0
Principal Payments on Long-Term Debt	(87.6)	—	—	(87.6)
Capital Contribution from RACI Holding, Inc.	4.5	—	—	4.5
Net Borrowings from Short-Term Debt	1.2	—	—	1.2
Decrease Book Overdraft	(10.8)	—	—	(10.8)
Debt Issuance Costs	(12.2)	—	—	(12.2)

Net Cash Provided by Financing Activities	37.9	—	—	37.9

Increase in Cash and Cash Equivalents	7.6	—	—	7.6
Cash and Cash Equivalents at Beginning of Period	0.3	0.1	—	0.4

Cash and Cash Equivalents at End of Period	$7.9	$0.1	$—	$8.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Data) - Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year-to-Date September 30, 2002

(Unaudited)

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries
Operating Activities
Net Cash Used in Operating Activities	$(5.5)	$(0.1)	$—	$(5.6)

Investing Activities
Capital Expenditures	(4.5)	—	—	(4.5)

Net Cash Used in Investing Activities	(4.5)	—	—	(4.5)

Financing Activities
Net Borrowings from Revolving Credit Facility	18.0	—	—	18.0
Cash Dividends Paid	(15.1)	—	—	(15.1)
Principal Payments on Long-Term Debt	(0.6)	—	—	(0.6)
Net Borrowings from Short-Term Debt	1.1	—	—	1.1
Decrease Book Overdraft	(6.0)	—	—	(6.0)

Net Cash Used in Financing Activities	(2.6)	—	—	(2.6)

Decrease in Cash and Cash Equivalents	(12.6)	(0.1)	—	(12.7)
Cash and Cash Equivalents at Beginning of Period	13.3	0.1	—	13.4

Cash and Cash Equivalents at End of Period	$0.7	$—	$—	$0.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Data) - Unaudited

Note 15 – Recently Issued Statements of Financial Accounting Standards

In April 2002, the FASB issued SFAS No. 145 (FAS 145), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. FAS 145 is effective for the Company’s year beginning January 1, 2003. The adoption of this statement in 2003 results in the classification of losses on an early extinguishment of debt as a component of operating profit. The Company has complied with the provisions of this statement for all periods subsequent to January 1, 2003.

The FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) which clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Company will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Company does not have any ownership in any significant variable interest entities and does not expect any material impact from applying the provisions of FIN 46.

The FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” certain provisions of which became effective July 1, 2003. The standard specifies that instruments within its scope, which include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares, represent obligations of the issuer and, therefore, the issuer must classify them as liabilities. In November 2003, the FASB deferred indefinitely certain provisions of the standard surrounding the treatment of mandatorily redeemeable non-controlling interests in finite lived entities. Adoption of the provisions of this standard on July 1, 2003 had no impact on the consolidated financial position or results of operations and the Company does not have any mandatorily redeemable non-controlling interests in finite lived entities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and related notes of Remington and its subsidiaries, RA Brands, L.L.C., RBC Holdings, Inc., and RA Factors Inc., as of and for the quarter ended September 30, 2003, and with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2002, on file with the Securities and Exchange Commission. The results of operations for the nine month period ended September 30, 2003 are not necessarily indicative of results that may be expected for the year ended December 31, 2003, in part due to the seasonality of the Company’s business.

Business Trends and Initiatives

The sale of firearms, ammunition and fishing products depends upon a number of factors related to the level of consumer spending, including the general state of the economy and the willingness of consumers to spend on discretionary items. Historically, the general level of economic activity has significantly affected the demand for sporting goods products in the firearms, ammunition, and related markets. As economic activity slows, as it did beginning in the fourth quarter of 2000, confidence and discretionary spending by consumers declines. Management believes that if the general level of economic activity were not to improve, it could continue to have a negative impact on sales of our products, and that competitive pressures arising from any significant or prolonged economic downturn could have a material adverse impact on our financial condition, results of operations or cash flows.

Although we experienced a decrease in demand that coincided with the economic downturn that began in the fourth quarter of 2000, we also experienced an increased demand for our firearms and ammunition products beginning in the fourth quarter of 2001, which continued to have an impact through the first nine months of 2002. Management believes that this increase in demand was attributable, at least in part, to the impact on consumers and government agencies resulting from the terrorist attacks on New York and Washington, D.C. on September 11, 2001. Because the longer-term effects of such events and other geopolitical events, such as those in the Middle East, are inherently unpredictable, management cannot determine with certainty the impact of these or similar events on future demand for our products. Management believes that the demand for firearms and ammunition products depends on a number of factors, including the general state of the economy introductions of new and innovative products and levels of inventory held by our customers. Beginning in the fourth quarter of 2002, we experienced another decrease in demand that has continued through the first nine months of 2003. We believe that recent economic conditions, as well as economic and geopolitical uncertainty, has caused consumers and dealers to defer or decrease purchases of our products during these times. There can be no assurance that these types of trends will not continue.

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

We believe that the market for firearms and ammunition products is a large, mature market that will remain relatively flat through the remainder of 2003 and into 2004. In light of modest sales growth opportunities and the working capital needs imposed by the seasonality of our business, our focus has been on preserving liquidity, containing costs and inventory management, in addition to increasing brand name awareness and new product introductions. As a result, we have lowered production and announced unscheduled shutdown periods at our manufacturing facilities to keep inventory levels in line with current sales projections.

Seasonality

The Company produces and markets a broad range of firearms and ammunition products used in various shooting sports. Several models of the Company’s shotguns and several types of ammunition are intended for target shooting that generally occurs in the “off season.” The majority of the Company’s firearms and ammunition products, however, are manufactured for hunting use. As a result, sales of the Company’s products are seasonal and concentrated toward the fall and winter hunting seasons. The Company follows the industry practice of selling firearms pursuant to a “dating” plan allowing the customer to buy the products commencing at the beginning of the Company’s dating plan periods and pay for them on extended terms. The Company offers extended payment terms on select ammunition products. The Company believes that this dating plan has partially offset the seasonality of the Company’s business by shifting some firearm and ammunition sales to the first quarter.

Outlook

Management believes that the demand for firearms and ammunition products depends upon a number of factors, including the general state of the economy, which in turn may be impacted by geopolitical or other world events. While we experienced a smaller relative decline in net sales in the third quarter of 2003 when compared to the same period in 2002 than was the case in the first and second quarters of 2003, the volatile nature of the current economic and geopolitical environment makes it difficult to forecast whether this trend will continue. Management currently does not expect any significant improvement in general conditions in the markets in which we operate, and believes that the softness in demand for our products that we experienced beginning in the fourth quarter of 2002 may continue to some extent through the remainder of 2003 and into 2004.

Results of Operations for the Three and Nine Month Periods Ended September 30, 2003 as Compared to the Three and Nine Month Periods Ended September 30, 2002

Net Sales. Consolidated net sales for the quarter ended September 30, 2003 decreased $6.6 million, or 5.4%, from the quarter ended September 30, 2002 and consolidated net sales for the first nine months of 2003 decreased $27.8 million, or 8.8%, from the same period in 2002. The following tables compare net sales by reporting segment for each of the periods ended September 30:

	Three Months Ended September 30,
	2003	Percent of Total	2002	Percent of Total
Net Sales
Firearms	$43.9	38%	$47.7	39%
Ammunition	61.2	53	64.2	52
All Other	10.8	9	10.6	9

Consolidated	$115.9	100%	$122.5	100%

	Nine Months Ended September 30,
	2003	Percent of Total	2002	Percent of Total
Net Sales
Firearms	$135.1	47%	$148.2	47%
Ammunition	120.7	42	131.3	42
All Other	30.6	11	34.7	11

Consolidated	$286.4	100%	$314.2	100%

Firearms net sales of $43.9 million for the quarter ended September 30, 2003 decreased $3.8 million, or 8.0%, from the quarter ended September 30, 2002 and year-to-date sales of $135.1 million decreased $13.1 million, or 8.8%, from the same year-to-date period in 2002, resulting primarily from lower sales volumes in shotguns and centerfire rifles, slightly offset by higher sales volumes of rimfire rifles.

Ammunition net sales of $61.2 million for the quarter ended September 30, 2003 decreased $3.0 million, or 4.7%, from the same quarter in 2002 and year-to-date ammunition sales were $120.7 million, a decrease of $10.6 million, or 8.1%, from the same period in 2002, primarily attributable to lower overall sales volumes of primarily target and promotional shotshell, combined with lower sales of various centerfire and rimfire rifle ammunition products. Management believes that the decline was partially due to the harsh weather on the East Coast of the U.S. in the first half of 2003 combined with customer inventory reductions, which continued in the third quarter.

Net sales of $10.8 million for the All Other segment, including fishing products, accessories, targets and powder metal products, for the quarter ended September 30, 2003 increased by $0.2 million, or 1.9%, from the same period in 2002, and year-to-date net sales for the All Other segment of $30.6 million, decreased by $4.1 million, or 11.8%, from the same period in 2002. The increase for the quarter was primarily attributable to higher sales volumes of fishing products and accessories (primarily gun safes and gun care products). The decrease for the year-to-date period was primarily attributable to lower overall sales volumes in all product lines, especially fishing products and accessories (primarily gun safes and gun parts).

Cost of Goods Sold. The table below depicts the cost of goods sold by reporting segment and the percentage of net sales represented by such cost of goods sold:

	Three Months Ended September 30, (Dollars in Millions)
	2003	Percent of Net Sales	2002	Percent of Net Sales
Cost of Goods Sold
Firearms	$31.1	70.8%	$32.8	68.8%
Ammunition	45.3	74.0	46.8	72.9
All Other	7.2	66.7	6.6	62.3

Consolidated	$83.6	72.1%	$86.2	70.4%

	Nine Months Ended September 30, (Dollars in Millions)
	2003	Percent of Net Sales	2002	Percent of Net Sales
Cost of Goods Sold
Firearms	$96.3	71.3%	$101.2	68.3%
Ammunition	93.1	77.1	97.7	74.4
All Other	18.9	61.8	20.0	57.6

Consolidated	$208.3	72.7%	$218.9	69.7%

Cost of goods sold for firearms in the third quarter of 2003 decreased $1.7 million, or 5.2%, from the third quarter of 2002. For the first nine months of 2003, cost of goods sold decreased $4.9 million, or 4.8%, from the same period in 2002. The decrease in both the quarter and year-to-date periods is due primarily to lower overall sales volumes of centerfire rifles and shotguns. As a percentage of sales, the cost of goods sold for the firearms segment increased to 70.8% from 68.8% for the quarter ended September 30, 2003 and increased to 71.3% from 68.3% for the nine months ended September 30, 2003. This increase is primarily due to lower sales volumes of high margin products, combined with higher post retirement employee benefits expenses and recognition of unfavorable manufacturing variances caused by lower production levels, partially offset by lower inventory reserves and a reduction of scrap costs at our Ilion, New York firearms plant.

Cost of goods sold for ammunition in the third quarter of 2003 decreased $1.5 million, or 3.2%, from the third quarter of 2002. For the first nine months of 2003, cost of goods sold decreased $4.6 million, or 4.7%, from the same period in 2002. The decrease in both the quarter and year-to-date periods is due to lower overall sales volumes of ammunition. As a percentage of sales, the cost of goods sold for the ammunition segment increased to 74.0% from 72.9% for the quarter ended September 30, 2003 and increased to 77.1% from 74.4% for the nine months ended September 30, 2003. This increase is primarily due to lower sales volumes of high margin products, combined with higher post retirement employee benefits expenses and scrap costs, combined with a reduction in favorable manufacturing variances at our Lonoke, Arkansas ammunition plant caused by lower production levels.

Cost of goods sold in the all other segment in the third quarter of 2003 increased $0.6 million, or 9.1%, from the third quarter of 2002. For the first nine months of 2003, cost of goods sold decreased $1.1 million, or 5.5%, from the same period in 2002. The increase in the quarter is due to higher sales volumes of accessories and fishing products in the all other segment. The decrease in the year-to-date period is due to lower overall sales volumes in all product lines in the all other segment. As a percentage of sales, the cost of goods sold for the all other segment increased to 66.7% from 62.3% for the quarter ended September 30, 2003 and increased to 61.8% from 57.6% for the nine months ended September 30, 2003. This increase in both the quarter and year-to-date periods is primarily due to lower sales volumes of higher margin fishing products and accessories, consisting primarily of gun parts and safes.

Operating Expenses. Operating expenses consist of selling, general and administrative expense, research and development expense and other income and expense. Operating expenses for the third quarter of 2003 were $18.6 million, a decrease of $2.5 million, or 11.8%, from the third quarter of 2002. Year-to-date operating expenses for 2003 were $61.4 million, an increase of $3.4 million, or 5.9%, from the same period of 2002, due primarily to the factors discussed below.

Selling, general and administrative expenses for the third quarter of 2003 were $17.4 million, a decrease of $0.3 million, or 1.7%, from the third quarter of 2002. Year-to-date selling, general and administrative expenses were $49.7 million, a $1.5 million or 2.9% decrease from the same year-to-date period in 2002. The decrease from the prior year periods for the quarter and year-to-date was primarily attributable to decreases in variable administrative expensedue to lower profitability, slightly offset by a reduction in licensing income and higher product liability expense.

Other expense for the third quarter of 2003 decreased $2.0 million from the third quarter of 2002 due primarily to a special payment of $1.8 million in the third quarter of 2002. Year-to-date other expense for the period ended September 30, 2003 increased by $4.9 million primarily due to other unusual charges incurred in connection with the January 2003 recapitalization transactions, which includes $4.5 million related to the acceleration and subsequent cancellation of options to purchase common stock of Holding, $0.7 million of additional interest for early redemption of the Refinanced Notes, and $1.5 million expensed for the unamortized debt acquisition costs related to the Old Credit Facility, partially offset by the special payment of $1.8 million that occurred in 2002.

Interest Expense. Interest expense for the quarter ended September 30, 2003 was $6.9 million, an increase of $3.6 million from the second quarter of 2002, and year-to-date interest expense was $18.6 million, an increase of $9.1 million from the same period in 2002. The increase in interest expense for both the quarter and year-to-date periods from the same periods in 2002 resulted from higher overall borrowings and higher interest rates on the Notes as compared to the Refinanced Notes.

Taxes. The Company’s effective tax rate is 38.0%. The Company has finalized its examination by the Internal Revenue Service for tax years through 2001 and the outcome of the examination did not have a significant impact on the financial position, results of operations or cash flows of the Company.

Liquidity and Capital Resources

Liquidity. As of September 30, 2003, the Company had outstanding $257.4 million of indebtedness, consisting of approximately $200.0 million (face amount) of the Notes, $55.0 million in revolving credit borrowings under the Credit Facility, $1.4 million in capital lease obligations, and a $1.0 million note payable to Holding. As of September 30, 2003, the Company also had aggregate letters of credit outstanding of $4.1 million. In connection with the offering of the Notes on January 24, 2003, all of our indebtedness under the Refinanced Notes and under the Old Credit Facility was refinanced and Remington distributed a dividend to Holding of approximately $100.0 million with the net proceeds from the offering of the Notes and borrowings under the Credit Facility. As a result of the note offering, we experienced higher levels of interest expense, which also resulted in reduced earnings. At present, the principal sources of liquidity for our business and operating needs are internally generated funds from our operations and revolving credit borrowings under the Credit Facility. We believe that we will be able to meet our debt service obligations and fund our operating requirements with cash flow from operations and revolving credit borrowings under the Credit Facility, although no assurance can be given in this regard. We continue to focus on working capital management, including the collection of accounts receivable, maintaining inventory levels to keep them in line with current sales projections by lowering production levels and/or taking unscheduled shutdowns at our manufacturing facilities, and management of accounts payable.

Our Credit Facility provides for aggregate borrowings of up to $125.0 million, subject to borrowing base and other limitations, under a revolving credit facility through January 23, 2008. As of September 30, 2003, approximately $55.0 million in borrowings were outstanding under the Credit Facility, and $4.1 million in aggregate letters of credit were outstanding. As of September 30, 2003 approximately $61.5 million in additional borrowings were available as determined in the Credit Facility.

Remington is required to make contributions of approximately $5.4 million to plan assets under its defined-benefits pension plan during 2003. As of September 30, 2003, the Company had completed its $5.4 million in contributions.

On June 30, 2003, the Company declared and paid a dividend of $1.2 million to Holding. The Company expects to make future dividend payments to Holding based on available cash flows as permitted by the Credit Facility and the indenture for the Notes.

Cash Flows. Net cash used in operating activities was $25.5 million and $5.6 million for the nine-month periods ended September 30, 2003 and 2002, respectively. The $19.9 million increase in cash used in operating activities from the nine months ended September 30, 2002 compared to the nine months ended September 30, 2003 resulted primarily from a decrease in earnings combined with an increase in inventories, slightly offset by a decrease in trade accounts receivable. As of September 30, 2003, accounts receivable increased $25.5 million from December 31, 2002 to $84.1 million primarily as a result of approximately $61.3 million of firearms and ammunition sales on extended terms, which is consistent with prior years. Most of these terms provide cash discount incentives and require payment in October, November and December 2003. Inventories increased $12.9 million from December 31, 2002 to $103.3 million primarily as a result of softness in demand for our products and the seasonality of the business. See “—Seasonality.” Accounts payable increased $3.1 million from December 31, 2002 to $23.0 million at September 30, 2003 primarily through the management of accounts payable.

Net cash used in investing activities in the first nine months of 2003 and 2002 were $4.8 million and $4.5 million, respectively, consisting primarily of capital expenditures for new equipment related to the manufacture of firearms and ammunition, as well as replacement equipment and improvement projects concentrated on enhancing and maintaining operating efficiency throughout existing facilities.

Net cash provided by financing activities during the first nine months of 2003 was $37.9 million and net cash used in financing activities during the first nine months of 2002 was $2.6 million. The $40.5 million increase in cash provided by financing activities from the nine months ended September 30, 2002 compared to the nine months ended September 30, 2003 primarily resulted from approximately $26.0 million of higher borrowings under the revolving credit facility paired with the issuance of $200.0 million of Notes and a dividend payment of $15.1 million in 2002, offset by the redemption of the $86.9 million in outstanding notes, dividend payments of $101.2 million, a decrease in book overdraft of $10.8 million and payment of debt issuance costs of $12.2 million.

Working Capital. Working capital increased to $156.1 million at September 30, 2003 from $95.6 million at December 31, 2002, primarily resulting from anticipated seasonal increases in accounts receivable and inventory combined with a decrease in accounts payable. See “-Cash Flows.” The seasonality of the Company’s business generally causes accounts receivable and inventories to be higher in the first three quarters of the year. See “-Seasonality.” The Company continues to focus on inventory management and maintaining inventory levels to keep them in line with current sales projections, by lowering production levels and/or taking unscheduled shutdown periods at our manufacturing facilities.

Capital Expenditures. Capital expenditures for the nine months ended September 30, 2003 were $4.8 million, consisting primarily of capital expenditures for new equipment related to the manufacture of firearms and ammunition, as well as replacement equipment and improvement projects concentrated on enhancing operating efficiency throughout existing facilities. The Company expects capital expenditures for 2003 to be approximately $8.0 million.

Indebtedness

As of September 30, 2003, we had outstanding $257.4 million of indebtedness, consisting of $200.0 million aggregate principal amount of the notes, $55.0 million in revolving credit borrowings under our Credit Facility, $1.4 million in capital lease obligations, a $1.0 million note payable to Holding, and aggregate letters of credit of approximately $4.1 million. As of September 30, 2003, we had approximately $61.5 million in additional borrowings available as determined in the Credit Facility.

Credit Facility. Our Credit Facility, as amended, provides $125.0 million of revolving credit agreements under an asset-based senior secured revolving credit facility. Amounts available under the Credit Facility are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable and eligible inventory and an amortizing balance related to eligible machinery and equipment. The Credit Facility also includes a letter of credit subfacility of up to $15.0 million.

Effective on June 30, 2003, Remington and the requisite lenders under the Credit Facility entered into an amendment to the Credit Facility. Under the terms of the amendment, the leverage ratio that the Company was required to maintain was changed to 5.25 to 1.00 from 5.00 to 1.00 for the fiscal quarter ended June 30, 2003 and the period from July 1, 2003 through September 29, 2003. The Company paid an amendment fee of $0.1 million in connection with the amendment, which was amortized over the three month period covered by the amendment.

On October 31, 2003, the Company entered into a second amendment to the Credit Facility. Under the terms of the Credit Facility, as amended through the second amendment, from the date of the second amendment through the earlier of (i) March 30, 2006 and (ii) subject to meeting specified financial conditions, such date as the Company may determine (such period, the “Availability Test Period”). In addition, the second amendment provided a waiver for failure to comply with the financial covenants under the Credit Facility from September 30, 2003 through December 30, 2003. The Company paid an amendment fee of $0.2 million in connection with the second amendment, which will be amortized over the Availability Test Period. The Company expects to be in compliance with the financial covenants under the Credit Facility, as amended. However, there can be no assurances that the Company will be in compliance.

Under the terms of the Credit Facility, as amended:

•	All of Remington’s existing and future domestic subsidiaries are either co-borrowers under, or guarantors of, the facility. The facility is secured by substantially all of our real and personal property, including without limitation the capital stock of our subsidiaries.

•	Amounts outstanding under the facility bear interest at a rate equal to, at our option, (1) an alternate base rate plus applicable margin, currently 1.50% or (2) a reserve adjusted LIBOR rate plus an applicable margin, currently 3.0% These margins are subject to periodic adjustment based on certain levels of financial performance at various times during the term of the Credit Facility.

•	The facility, as amended, contains financial covenants and other customary affirmative and negative covenants, including but not limited to:

(1)	a minimum availability under the Credit Facility of $35.0 million (except during any single period of up to 60 consecutive days from June through September of each year, when such minimum availability requirement may be reduced to $25.0 million). For any period during the Availability Test Period when such minimum availability requirement is not met, the Company must maintain (i) a maximum leverage ratio of 6.0 to 1.0 (compared with what would have been a maximum leverage ratio of 5.0 to 1.0 without the second amendment) and (ii) a minimum fixed charge coverage ratio of 1.1 to 1.0 (same as the required minimum fixed charge coverage ratio prior to the second amendment).

(2)	during the Availability Test Period, the Company must also meet a new financial covenant requiring the maintenance of specified levels of Consolidated EBITDA (as defined in the Credit Facility).

(3)	at the end of the Availability Test Period, the Company will be subject to the maximum leverage ratio and the minimum fixed charge leverage ratio specified above without regard to the amount of availability under the Credit Facility.

(4)	limitations on capital expenditures exceeding $12.5 million during any fiscal year; and

(5)	limitations on indebtedness, liens, investments, mergers and other acquisitions, asset dispositions, transactions with affiliates, and dividends and other distributions.

•	The facility contains customary events of default.

•	We are required to pay certain fees in connection with the facility, including (1) letter of credit fees, (2) agency fees and (3) an unused commitment fee equal to 0.375% per annum of the average unused amount of the facility.

As a result of our performance under the leverage ratio requirement through the first quarter of 2003, the interest rate margin for the Euro-Dollar borrowings under the Credit Facility increased by 0.25% effective July 1, 2003. As a result of the Company’s performance for the quarter ended June 30, 2003, the interest rate margin for both the ABR and the Euro-Dollar loans will be increased by 0.25%, effective October 1, 2003. As a result of the Company’s performance for the quarter ended September 30, 2003, the interest rate margin for the Euro-Dollar loans will be further increased by 0.25%, effective January 1, 2004. The interest rate margin on the ABR loans will remain at 1.5%.

10 1/2% Senior Notes due 2011. The Notes were initially issued on January 24, 2003 in an aggregate principal amount of $200.0 million. The Notes are senior unsecured obligations of Remington guaranteed by each of Remington’s existing domestic subsidiaries. The indenture for the Notes contains restrictive covenants that, among other things, limit the incurrence of debt by Remington and its subsidiaries, the payment of dividends to Holding, the use of proceeds of specified asset sales and transactions with affiliates. Pursuant to the registration rights agreement entered into with the initial purchasers of the Notes, additional interest of approximately $0.1 million accrued on the Notes from June to August 2003. The additional interest was as a result of a failure to cause the required registration statement, with respect to the Notes, to be declared effective by the required deadline and as a result of a failure to consummate the required exchange offer, with respect to the Notes, by the required deadline. The exchange offer has been consummated and all accruals of additional interest have ceased. As of September 30, 2003, $200.0 million aggregate principal amount of Notes was outstanding.

Recently Issued Statements of Financial Accounting Standards

In April 2002, the FASB issued SFAS No. 145 (FAS 145), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. FAS 145 is effective for the Company’s year beginning January 1, 2003. The adoption of this statement in 2003 results in the classification of losses on an early extinguishment of debt as a component of operating profit. The Company has complied with the provisions of this statement for all periods subsequent to January 1, 2003.

The FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) which clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Company will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Company does not have any ownership in any significant variable interest entities and the Company does not expect any material impact from applying the provisions of FIN 46.

The FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” certain provisions of which became effective July 1, 2003. The standard specifies that instruments within its scope, which include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares, represent obligations of the issuer and, therefore, the issuer must classify them as liabilities. In November 2003, the FASB deferred indefinitely certain provisions of the standard surrounding the treatment of mandatorily redeemeable non-controlling interests in finite lived entities. Adoption of the provisions of this standard on July 1, 2003 had no impact on the consolidated financial position or results of operations and the Company does not have any mandatorily redeemable non-controlling interests in finite lived entities.

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

State and local laws and regulations vary significantly in the level of additional restriction, beyond those established under federal law, placed on the manufacture, ownership and transfer of firearms. Some states have recently enacted, and others are considering, legislation restricting or prohibiting the ownership, use or sale of certain categories of firearms and/or ammunition. Certain states have enacted, or considered, legislation regarding the sale of locking devices together with firearms; although most are limited to handguns, some would apply to Remington shotguns and rifles. Although many states have mandatory waiting period laws in effect for handguns, there are currently few restrictive state regulations applicable to handgun ammunition. The Company’s current firearm and ammunition products generally are not subject to such existing state restrictions, and generally would not be subject to any known proposed state legislation relating to regulation of “assault weapons.” Bills have been introduced in Congress to establish, and to consider the feasibility of establishing, a nationwide database recording so-called “ballistic images” of ammunition fired from new guns. To date, only two states have established such registries, and neither state includes such “imaging” data from long guns.

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

Information Concerning Forward-Looking Statements

Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation: (i) the statement in “Business Trends and Initiatives” concerning the Company’s belief that the demand for sporting products in the firearms, ammunition and related markets depends on a number of factors including the general state of the economy and concerning the Company’s belief that the market for firearms and ammunition products will remain relatively flat in the near future; (ii) the statements in “Outlook” concerning the Company’s beliefs regarding the outlook for the remainder of 2003 and into 2004; (iii) the statements in “-Liquidity and Capital Resources—Liquidity” concerning the Company’s belief that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the Revolving Credit Facility; (iv) the statement in “Liquidity and Capital Resources—Capital Expenditures” that the Company expects capital expenditures for 2003 to be approximately $8.0 million; (v) the Company’s statements in “Indebtedness” concerning the Company’s beliefs regarding compliance with the financial covenants under the Credit Facility; (vi) the Company’s statements in “Quantitative and Qualitative Disclosures About Market Risk” concerning the Company’s belief that a near-term change in commodity prices will not materially impact the consolidated financial position, results of operations, future earnings, fair value or cash flows of the Company and that it does not have a material exposure to fluctuations in foreign currencies; (vii) the statements in “Legal Proceedings” concerning the Company’s belief that the outcome of all pending product liability cases and claims will not be likely to have a material adverse effect upon the financial condition or results of operations of the Company; and (viii) other statements as to management’s or the Company’s expectations and beliefs presented in “Legal Proceedings.”

Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described in this report (including, without limitation, those discussed in “-Business Trends and Initiatives”, “-Liquidity and Capital Resources” and “Legal Proceedings”), in the Company’s registration statement on Form S-4 as amended, initially filed with the Securities and Exchange Commission on March 31, 2003, or in other Securities and Exchange Commission filings

(which factors are incorporated herein by reference), could affect (and in some cases have affected) the Company’s actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Certain of the Company’s financial instruments are subject to market risks, including interest rate risk. The Company was not a party to any interest rate cap or other protection arrangements with respect to its variable rate indebtedness as of September 30, 2003. The Company uses commodity futures contracts to hedge against the risk of increased prices for lead and copper to be used in the manufacture of the Company’s products. At September 30, 2003, the Company’s outstanding contracts relating to firm commitments and anticipated purchases up to nine months from the respective balance sheet date have a fair market value of approximately $0.6 million. The Company believes that a near-term change in commodity prices will not materially impact the consolidated financial position, results of operations, fair value or cash flows of the Company. Additionally, the Company believes it does not have a material exposure to fluctuations in foreign currencies. The Company does not hold or issue financial instruments for trading purposes.

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

As of and for the period ended September 30, 2003 (the “Evaluation Date”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared.

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

As a result of contractual arrangements, we manage the joint defense of product liability litigation involving Remington brand firearms and our ammunition products for both Remington and the sellers. As of September 30, 2003, approximately 16 individual bodily injury cases and claims were pending, primarily alleging defective product design, defective manufacture and/or failure to provide adequate warnings. We have previously disposed of a number of other cases involving post-Acquisition occurrences by settlement. Of the individual cases and claims pending as of September 30, 2003, approximately four involve matters for which the sellers retained liability and are required to indemnify us. The remaining approximately 12 pending cases involve post-Acquisition occurrences for which we bear responsibility under the Purchase Agreement; the sellers have some responsibility for the costs of approximately one of these cases involving certain shotguns, as described below.

The relief sought in individual cases includes compensatory and, sometimes, punitive damages. Not all complaints or demand letters expressly state the amount of damages sought. As a general matter, when specific amounts are provided, compensatory damages sought range from less than $75,000 to more than $10 million, while demands or punitive damages may range from less than $500,000, to as much as $100 million. Of the individual post-Acquisition claims pending as of September 30, 2003, where specific initial demands have been made, claimants purport to seek approximately $32.2 million in compensatory and approximately $30.0 million in punitive damages. In the Company’s experience, initial demands do not generally bear a reasonable relationship to the facts and circumstances of a particular matter, and as a general matter, tend to drop significantly as a case proceeds. The Company believes that its accruals for product liability cases and claims are a superior quantitative measure of the cost to it of product liability cases and claims. At September 30, 2003, our accrual for product liability cases and claims was $7.7 million.

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

In City of New York, the New York City Health and Hospitals Corp., and certain city officials filed an Amended Complaint, dated September 1, 2000, in the U.S. District Court for the Eastern District of New York naming Remington and other entities and asserting claims similar to those in City of Boston. The City of New York seeks an unspecified amount in compensatory damages. Remington answered on December 1, 2000. Plaintiffs’ and defendants’ initial discovery requests were served in June 2001. In August 2001, the City indicated its intention to file a second amended complaint. However, after and partly as a result of the events of September 11, the court granted the City’s request that the case be put on hold pending the appeal of the dismissal of Spitzer v. Sturm, Ruger & Company, et al., the State of New York’s separate lawsuit against handgun manufacturers (in which we are not a defendant). On October 21, 2003, the New York Court of Appeals (the state’s highest court) denied the State’s request for leave to appeal. Because the State’s lawsuit pursued at least some of the same relief alleged by the City, this development could have a significant impact on the federal lawsuit.

In City of St. Louis, a First Amended Complaint naming Remington and other entities was filed on August 15, 2000, in Circuit Court of the City of St. Louis, seeking an unspecified amount in compensatory and punitive damages. The case was removed on November 29, 2000, to the U.S. District Court for the Eastern District of Missouri by third-party defendant, Denel (Pty) Ltd., a firearms manufacturer majority-owned by the Republic of South Africa. Removal was made pursuant to Title 28, section 1330, of the United States Code, as an action involving a foreign state. On September 25, 2001, the federal court remanded the case to state court (where motions to dismiss are pending). On March 1, 2002, the St. Louis City court granted the defendants’ motion to transfer venue to the Circuit Court for St. Louis County. Plaintiffs’ challenge to that ruling was rejected, and defendants’ motion to dismiss in this new venue was argued on February 28, 2003. On October 24, 2003, the trial court entered an order dismissing the case in its entirety with prejudice.

To date, 10 municipal lawsuits (including City of Boston) have been dismissed and are not on appeal. Five more dismissals, including that involving local California governments, are on appeal, and another case is on partial appeal. The remaining lawsuits are in various stages of motion practice and discovery. A majority of states have enacted some limitation on the ability of local governments to file such lawsuits against firearms manufacturers. The Missouri legislature approved a preemption bill which was vetoed by the governor; the veto was over-ridden, and the statute was cited as one of the reasons for the dismissal of the St. Louis lawsuit. In addition, similar legislation limiting such lawsuits on a federal level has been proposed in both houses of Congress. At the federal level, in April, the House of Representatives approved legislation that would limit lawsuits against firearms manufacturers based on the criminal or unlawful acts of third parties. Similar legislation is pending in the Senate, and if enacted, would prohibit litigation of the type filed by the municipalities.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	RACI Holding, Inc. 2003 Stock Option Plan, adopted June 13, 2003, previously filed as Exhibit 10.53 to Registration Statement No. 333-104141 under the Securities Act of 1933, as amended, initially filed March 31, 2003 by Remington, and herein incorporated by reference.

10.2	Form of RACI Holding, Inc. Management Stock Option Agreement, dated as of June 13, 2003, previously filed as Exhibit 10.54 to Registration Statement No. 333-104141 under the Securities Act of 1933, as amended, initially filed March 31, 2003 by Remington, and herein incorporated by reference.

10.3	Form of RACI Holding, Inc. Director Stock Option Agreement, dated as of June 13, 2003, previously filed as Exhibit 10.55 to Registration Statement No. 333-104141 under the Securities Act of 1933, as amended, initially filed March 31, 2003 by Remington, and herein incorporated by reference.

10.4	Form of RACI Holding, Inc. Management Stock Subscription Agreement, previously filed as Exhibit 10.56 to Registration Statement No. 333-104141 under the Securities Act of 1933, as amended, initially filed March 31, 2003 by Remington, and herein incorporated by reference.

10.5	Form of RACI Holding, Inc. Director Stock Subscription Agreement, previously filed as Exhibit 10.57 to Registration Statement No. 333-104141 under the Securities Act of 1933, as amended, initially filed March 31, 2003 by Remington, and herein incorporated by reference.

10.58	First Amendment to Credit Agreement, dated as of June 30, 2003, by and among Remington, RA Factors, Inc., Wachovia Bank, National Association, as Agent and Lender and other financial institutions party to the Credit Agreement previously filed as Exhibit 10.58 to Registration Statement No. 333-104141 under the Securities Act of 1933, as amended, initially filed March 31, 2003 by Remington, and herein incorporated by reference.

10.59	Second Amendment to Credit Amendment, dated as of October 31, 2003, by and among Remington, RA Factors, Inc., Wachovia Bank, National Association, as Agent and Lender and other financial institutions party to the Credit Agreement under the Securities Act of 1933, as amended.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

The following exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. In addition, Exhibit No. 32.1 and Exhibit No. 32.2 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

During the quarter ended September 30, 2003, the Company filed no reports on Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMINGTON ARMS COMPANY, INC.

/s/ Mark A. Little

Mark A. Little

Executive Vice President, Chief Financial

Officer and Chief Administrative Officer

(Principal Financial Officer)

November 14, 2003