Form 10-K
period 2003-12-31
REMINGTON ARMS CO INC/
filed 2004-03-30
CIK 916504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes ☐ No ☒

As of March 30, 2004, the registrant had outstanding 1,000 shares of Class A Common Stock, par value $.01 per share and 0 shares of Class B Common Stock, par value $.01 per share.

PART I

Item 1.	BUSINESS

References in this report to “we,” “us” “our” and words of similar import mean the collective reference to Remington Arms Company, Inc. and its subsidiaries, unless the context otherwise requires. References in this report to “Remington” are to Remington Arms Company, Inc., and references to “Holding” are to Remington’s parent RACI Holding, Inc.

Company Overview

Founded in 1816, we design, manufacture and market a comprehensive line of primarily sporting goods products for the global hunting and shooting sports marketplace under the Remington® brand name. Our 188-year history gives us a long-established reputation in the marketplace for our products. We believe that Remington® is a powerful brand in the broader U.S. sporting goods and outdoor recreation markets and that our products are recognized by sportsmen worldwide for their superior value, performance and durability.

Our hunting and shooting sports product lines consist of shotguns, rifles and ammunition, as well as hunting and gun care accessories and clay targets. In 2002, we held a leadership position in each of our major markets, with the #1 U.S. market share position in shotguns, rifles and ammunition, according to the National Sporting Goods Association “NSGA”, and the Sports Marketing Research Group, (“SMRG”). In 2002, we estimate that 94% of our domestic sales came from product categories where we held the #1 U.S. market share position. We are the only major U.S. manufacturer of both firearms and ammunition. For the year ended December 31, 2003, we had consolidated sales of $360.7 million and net loss of $3.2 million.

Recent Developments

On February 6, 2004, we entered into an Asset Purchase Agreement (the “Stren Asset Purchase Agreement”) with Pure Fishing, Inc. and its wholly-owned subsidiaries Pure Fishing I, LLC and Pure Fishing II, LLC (collectively, the “Purchasers”), pursuant to which we sold to the Purchasers certain specific assets relating to our fishing line business, effective as of February 9, 2004. The assets sold consisted of specified machinery, equipment, inventory, purchase orders and other contracts, trademarks, tradenames and other intellectual property, records, claims, and goodwill, in each case relating to our fishing line business, which had been a part of our all other reporting segment.

The purchase price paid to us, based on the fair market value of the assets sold, was $44.0 million in cash, $1.0 million of which has been placed into escrow as security for certain post-closing obligations to procure certain materials for the Purchasers. As a result of the sale of our fishing line business on February 9, 2004, we applied the $43.0 million in cash proceeds to pay down our then outstanding revolver balance in connection with the sale of the fishing line business. We expect to make required tax payments resulting from the sale during the year. Our after tax proceeds from the sale are estimated to be approximately $29.0 million. Pursuant to the Stren Asset Purchase Agreement, we agreed not to compete with the Purchasers in the fishing line business for a period of five years, and also agreed to provide the Purchasers with certain transitional services and other services and rights relating to the sale of our fishing line business which are expected to be completed during 2004. The divestiture of the fishing line business is consistent with Remington’s focus on its core businesses of hunting and shooting sports, as well as the law enforcement and military markets. Management believes that the Stren transaction provides Remington with additional flexibility to pursue various strategic alternatives in these markets.

Recapitalization

On February 12, 2003, we completed transactions related to the recapitalization of Holding, including the issuance and sale by Holding, for consideration of $30.8 million, of 140,044 shares of common stock of Holding to Bruckmann, Rosser, Sherrill & Co. II, L.P. (the “BRS Fund”) and others. As part of the re-capitalization of Holding, 15,970 deferred shares of Holding were distributed as 15,970 shares of common stock of Holding, 722,981 of the outstanding shares of common stock of Holding were repurchased and 64,144 options were accelerated and cancelled in respect of common stock of Holding, in an aggregate amount of approximately $163.7 million, consisting of $130.8 million in cash and $32.9 million aggregate principal amount of senior notes of Holding, or (the “Holding Notes”). The Clayton & Dubilier Private Equity Fund IV Limited Partnership holds (“C&D Fund IV”) all of the Holding Notes.

In January 2003, in connection with the Recapitalization, we completed transactions pursuant to which we refinanced Remington’s old senior secured credit facilities (the “Old Credit Facility”) and 9½% Senior Subordinated Notes due 2003 (the “Refinanced Notes”) with borrowings under the Credit Facility and the issuance and sale of $200.0 million of 10½% Senior Notes due 2011 of Remington (the “Notes”). A portion of the initial borrowings under the Credit Facility and the proceeds of the issuance of the Notes was used to pay an approximately $100 million dividend from Remington to Holding in connection with the Recapitalization. The foregoing transactions are referred to in this report as the “Refinancing” and, together with the Recapitalization, are referred to in this report as the “Transactions.”

Segment Overview

We evaluate our business as three separate reporting segments: (1) Firearms, which designs, manufactures and markets primarily sporting shotguns and rifles; (2) Ammunition, which designs, manufactures and markets primarily sporting ammunition and ammunition reloading components; and (3) All Other, which includes accessories and other gun-related products and the manufacture and marketing of clay targets and powdered metal products. The following table sets forth our net sales, adjusted for the sale of our fishing line business, for each of our aggregated reporting segments for the periods shown:

	Year Ended December 31,
	2001	2002	2003
Firearms	$185.4	$194.0	$181.3
Ammunition	154.9	163.9	157.1
All Other	25.4	26.0	22.3

Total	$365.7	$383.9	$360.7

See note 21 to the consolidated financial statements of Remington, appearing elsewhere in the report.

Hunting and Shooting Sports

Overview

According to the American Sports Data, Inc. (“ASDI”), approximately 28 million people in the United States enjoy shooting sports. We believe that the hunting and shooting sports industry is stable and mature. According to the NSGA, total U.S. consumer expenditures for the shooting sports industry in 2002 were approximately $1.7 billion, comprised of expenditures on shotguns (approximately $400 million), rifles (approximately $500 million) and ammunition (approximately $800 million).

Firearms. According to the NSGA, we had the #1 market share position in the U.S. retail market for both rifles and shotguns in 2002. Based on sales volume, our U.S. market share was approximately 23% and 34% in rifles and shotguns, respectively, with our nearest competitor holding a U.S. market share of approximately 12% and 13% in rifles and shotguns, respectively.

Ammunition. According to the SMRG, we had the #1 market share position in the U.S. ammunition market in 2002. Based on sales volume, our market share was approximately 34%, with our nearest competitor holding a market share of approximately 27%.

Products

Our firearms and ammunition product offerings include a comprehensive line of sporting shotguns and rifles, sporting ammunition and ammunition reloading components, marketed predominantly under the Remington brand name. In firearms, our goal has been to market a broad assortment of general-purpose firearms together with more specialized products that embody Remington’s emphasis on value, performance and design. In ammunition, we market an extensive line of products that include everything from high volume, promotionally priced, ammunition products to premium, high performance products that meet the needs of the most discriminating hunters and shooters.

Firearms. Our most popular shotguns are the Model 870™ pump-action shotgun, and the Model 1100™ and Model 11-87™ auto-loading shotguns. Remington shotguns are offered in versions that are marketed to both novices and experienced gun owners. Specialty shotguns focus on the deer, turkey and other specialized hunting markets, recreational and competitive clay target shooting, and various law enforcement and military applications. Retail list prices for our most popular shotguns range up to $800.

Our most popular rifles are the Model 700™, Model Seven™, Model 7400™, Model 7600™,, and Model 710™ centerfire rifles and the family of Model 597™ rimfire rifles. To appeal to a broad range of gun owners, we manufacture these rifles in a wide variety of chamberings, configurations and finishes. We presently manufacture three types of centerfire and rimfire rifles: bolt-action, pump-action and auto-loading. Retail list prices for our most popular rifles range up to $850.

Ammunition. We design, manufacture and market a complete line of sporting ammunition products under the brand names Remington, Peters® and UMC®, including shotgun shells, centerfire ammunition for use in rifles and handguns, and .22 caliber rimfire ammunition. We also produce and market sporting ammunition components used by smaller ammunition manufacturers, as well as by individual consumers engaged in the practice of reloading centerfire cases or shotgun shells. In general, Remington branded products compete in both the middle and high performance categories, while the UMC and Peters brands are used for promotionally priced ammunition.

Our most popular ammunition products include Core-Lokt centerfire rifle ammunition, the brand share leader in the category, Premier STS and Nitro 27 target loads, which management believes are widely viewed as the performance leader in trap, skeet and sporting clays shooting by virtue of their combination of superior first firing performance and their reloadability.

Product Introductions We focus our product development efforts on introducing new products that satisfy the need for specialized, high-performance firearms and ammunition. In 2003, the Model 673™ Guide Gun, a short-action bolt-action rifle, was introduced along with various short-action ultra mag calibers in the Model 700 line and the Model 597™ 17 HMR. In 2004 to date, we introduced the Model 504™ bolt action rimfire rifle, the Model 700™ CDL, a classic styled line extension of our famous Model 700 line and a number of rifle and shotgun niche products to address growing specialty end use markets.

Recent ammunition product introductions have focused on developing exclusive or proprietary technology with application to performance oriented hunting segments. In 2003, we introduced the BuckHammer Shotshell deer slug, and the 17HMR Magnum rimfire cartridge, which is used in both hunting and target shooting. We expanded the Core-Lokt Ultra Deer slug line as well as adding a number of new specifications to our Hevi-Shot Turkey line. We also introduced a new line of Managed Recoil ammunition in shotshell and centerfire rifle configurations, which reduce recoil versus standard ammunition.

Competition

Each of the markets in which we operate is highly competitive. Our competitors vary according to product line. We believe that we compete effectively with all of our present competitors. However, there can be no assurance that we will continue to do so, and our ability to compete could be adversely affected by our leveraged condition.

Firearms. Product image, performance, quality and innovation are the primary competitive factors in the firearms industry, with price and customer service also being factors. Our shotgun products compete with products offered by O. F. Mossberg & Sons, Inc., USRAC (which produces Winchester firearms), Browning, and Beretta. Our rifles compete with products offered by Marlin Firearms Co., Sturm, Ruger & Co., Inc., USRAC, Savage Arms, Inc. and Browning.

Ammunition. Price, service, quality and product innovation are the primary competitive factors in the ammunition industry. In the ammunition market, we compete with the Winchester unit of Olin Corporation, and the Federal Cartridge Co. and CCI units of Alliant Techsystems, Inc. Additionally, many imported ammunition brands compete in the domestic market focusing primarily on price to maintain access and drive sales.

Manufacturing

We currently manufacture our hunting and shooting sports products at five plants located within the United States.

Firearms. Our facility in Ilion, New York manufactures shotguns, rifles, powder metal parts and accessories such as extra barrels, and also houses a portion of our gunsmith repair services and our custom gun shop. Our facility in Mayfield, Kentucky manufactures rimfire and centerfire rifles. To manufacture our various firearm models, we utilize a combination of parts manufactured from raw materials at the Ilion and Mayfield facilities and components purchased from independent manufacturers. Quality control processes are employed throughout the production process, utilizing specifically tailored testing procedures and analyses. We believe that our firearm manufacturing safety record is among the best in the U.S. Metal manufacturing industry.

Ammunition. Our facility in Lonoke, Arkansas manufactures ammunition and ammunition components. Primer mixture manufactured on site is combined with parts and raw materials to produce ammunition. Some parts are manufactured on site, while other components are purchased from independent manufacturers. Throughout the various processes, our technicians continuously monitor and test the velocity, pressure and accuracy levels of the ammunition. We believe that our ammunition manufacturing safety record is among the best in the U.S. ammunition industry.

Clay Targets. Our clay targets are manufactured at two facilities located at Ada, Oklahoma and Findlay, Ohio.

Supply of Raw Materials

To manufacture our various products, we utilize numerous raw materials, including steel, lead, brass, powder, plastics and wood, as well as manufactured parts purchased from independent manufacturers. For a number of our raw materials, we rely on one or a few suppliers. For example, our requirements for brass strip and walnut gun stock blanks are each currently being met by a single vendor, and our requirements for smokeless powder (an indispensable component of our ammunition) are met by three suppliers, who are the only sources of smokeless powder in the United States and Canada. We also purchase a number of stamped parts from a single vendor. Generally, we have had satisfactory, long-term relationships with these suppliers. We have written purchase contracts with some, but not all, of these suppliers. Any disruption in our relationships with any of these vendors or reductions in the production of the material supplied could, in each case, adversely affect our ability to obtain an adequate supply of the material and could impose additional operational costs associated with sourcing raw materials from new suppliers. We believe that we have a good relationship with each of these vendors and do not currently anticipate any material shortages or disruptions in supply from these vendors. Alternative sources, many of which are foreign, exist from which we could obtain such raw materials. Nonetheless, we do not currently have significant supply relationships with any of these alternative sources and cannot estimate with any certainty the length of time that would be required to establish such a supply relationship, or the sufficiency of the quantity or quality of materials that could be so obtained.

The price and availability of raw materials are affected by a wide variety of interrelated economic and other factors, including alternative uses of materials and their components, changes in production capacity, energy prices and governmental regulations. Industry competition and the timing of price increases by suppliers limits to some extent our ability and the ability of other industry participants to pass raw material cost increases on to customers. We use commodity options contracts to hedge against the risk of increased prices for certain raw materials. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financial Instruments”.

Service and Warranty

We support service and repair facilities for all of our firearms products in order to meet the service needs of our distributors, customers and consumers nationwide. New Remington firearms products purchased in North America are warranted to the original purchaser to be free from defects in material and workmanship for a period of two years from the registered date of purchase. Warranty expense was $2.8 million, $3.2 million, and $2.9 million in 2003, 2002, and 2001, respectively.

Market Trends

A number of current trends are potentially significant to the hunting and shooting sports market.

We believe that hunting and shooting safety is an important issue that affects sales of firearms, ammunition and other shooting-related products. We have focused on safety education. Such instruction is also provided through an interactive safety training course on our Internet web site. We also provide substantial amounts of information regarding our products, their safe use and handling, and general shooting and outdoors information on our website, at www.remington.com. We also work through industry trade groups and hunter safety organizations to teach both novices and experienced gun owners the safe use, care and handling of firearms. Since early 2000, a majority of the firearms that we have shipped have included a locking mechanism.

Environmental issues, such as concern about lead in the environment, may adversely affect the industry. We have developed multiple lines of shotshells that use steel shot instead of the industry standard lead shot and to meet Government mandated requirements for migratory waterfowl hunting. We market Hevi-Shot, a non- lead shot pellet material, to both waterfowl and turkey hunters. These shotshells reduce the amount of lead being introduced into the environment and appeal not only to the shooter legally required to use non-toxic shot, but also to the environmentally concerned hunter or shooter.

We believe that the number of private hunting facilities is increasing, as is the availability of alternatives to traditional hunting activities, such as sporting clays and other target sports. On the other hand, we believe that the development of rural property in many locations has curtailed or eliminated access by hunters to private and public lands.

We believe that trends regarding firearms regulatory proposals, as well as pending municipal litigation (or consumer perceptions of these developments) could adversely affect the firearms and ammunition market. We produce firearms and ammunition that are used by hunters and sporting enthusiasts, and to a lesser extent, by law enforcement agencies. We do not produce “assault weapons” as defined in the federal law enacted in 1994. We do not produce handguns and no Remington brand handguns (as that term is conventionally used) have been produced since before World War II. We do, however, produce handgun ammunition. See “—Regulation”.

Although we believe that these trends have not had a material adverse effect on our business in the past, there can be no assurance that they will not do so in the future, or that industry sales (or the number of retail outlets available for such sales) of firearms, ammunition and other shooting-related products will not decline.

Other Product Lines

We also market hunting and shooting accessories (including safety and security products, parts, gun care and cleaning products, clips and folding and collectible knives). We have licensed the Remington mark to certain third parties that manufacture and market sporting and outdoor products that complement our product line. See “—Licensing”.

We produce a complete line of clay targets for use in trap, skeet and sporting clays shooting activities, marketed under the Blue Rock™ and STS™ brand names. Targets are manufactured from a mixture of limestone and petroleum pitch.

We also market commercial powder metal parts for the automotive, sporting goods, office equipment, and hardware industries.

Marketing and Distribution

Our products are distributed throughout the United States and in over 60 other countries. In the United States, Remington products are distributed primarily through a network of wholesalers and retailers who purchase the product directly from us for resale to gun dealers and end users, respectively. The end users include sportsmen, hunters, target shooters, gun collectors, and law enforcement and other government organizations.

Our products are marketed and sold primarily through manufacturer’s sales representatives. In 2003, approximately 69% of our sales consisted of sales made through our five manufacturer’s sales representative groups, who market and sell principally to wholesalers, dealers and regional chains. These sales representatives are prohibited from selling competing goods from other manufacturers and are paid variable commissions based on the type of products that are sold. The customers to which the sales representatives market and sell our products are authorized to carry specified types of Remington products for a non-exclusive one-year term, though not all carry the full range of products. These customers generally carry broader lines of merchandise than do the mass merchants and are less seasonal in sales.

Our in-house sales force markets our product lines directly to national accounts (consisting primarily of mass merchandisers) and to federal, state and local government agencies. Approximately 19% of our total 2003 sales consisted of sales made to one national account, Wal-Mart. National accounts generally provide convenient access for hunting and shooting consumers to our products but carry a more limited array of products and are more seasonal in sales. Our sales to Wal-Mart are not governed by written contracts. Although we believe our relationship with Wal-Mart is good, the loss of this customer or a substantial reduction in sales to this customer could adversely affect our financial condition, results of operations or cash flows. No other single customer comprises more than 10% of total sales. No material portion of our business is subject to renegotiation of profits or termination of contracts at the election of a governmental purchaser.

Foreign sales were approximately 6% for 2003 and 2002, and 5% for 2001, respectively, of our total sales. Our sales personnel and manufacturer’s sales representatives market to foreign distributors generally on a nonexclusive basis and for a one-year term.

Because our firearms products are generally used during the fall hunting season, many of firearms products are sold pursuant to a “dating plan” which allows the purchasing distributor to buy the products commencing at the beginning of our dating plan year in December, and pay for them on extended terms. Discounts are offered for early payment under this plan. In the first quarter of each dating plan year, we receive orders from our customers, which are designated as firm orders, although we may permit adjustments in outstanding unfilled orders. We also follow industry practice in canceling most firearms orders from our distributors that remain unfilled at the end of each sales year. We also offer extended payment terms on select ammunition categories as a competitive measure. For further discussion of seasonality and related matters, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Purchasing Patterns; Seasonality”. The backlog of unfilled total orders was approximately $88.7 million as of February 29, 2004, compared to $97.2 million as of February 28, 2003.

Research and Development

We maintain an ongoing research and development program, with approximately 46 employees engaged in these efforts as of February 29, 2004. New products and improvements to existing products are developed based upon the perceived needs and demands of consumers, as well as successful products introduced to the market by our competitors. Our research and development program involves an in-house team of engineers and technicians working with operations personnel using tools such as computer-assisted design. Research and plant technical staff then collaborate to produce an experimental prototype, ensuring that products and manufacturing processes are concurrently designed. Following a successful prototype, a pilot run is commenced to ensure that plant personnel and equipment can manufacture the product efficiently. We continue to introduce new products employing innovations in design, manufacturing and safety in both firearms and ammunition.

In 2003, the Model 673™ Guide Gun, a short-action bolt-action rifle, was introduced, along with various short-action ultra mag calibers in the Model 700 line. The Model 597™ 17 HMR was also introduced. In ammunition in 2003, we introduced the BuckHammer Shotshell deer slug, and the 17HMR Magnum rimfire cartridge, which is used in both hunting and target shooting.

Research and development expenditures for our continuing operations for the years ended December 31, 2003, 2002, and 2001 amounted to approximately $6.1 million, $6.1 million, and $5.7 million, respectively.

Patents and Trademarks

Our operations are not dependent upon any single trademark other than the Remington word mark and the Remington logo mark. Some of the other trademarks that we use, however, are nonetheless identified with and important to the sale of our products. We do not believe that the expiration of any of our patents will have a material adverse effect on our financial condition or our results of operations.

In June 2000, we formed RA Brands, L.L.C., a Delaware limited liability company and wholly-owned subsidiary of Remington to which Remington transferred ownership of all of its patents, trademarks and copyrights. RA Brands, L.L.C. owns all of the above-referenced trademarks and licenses them to Remington. We believe that we have adequate policies and procedures in place to protect our intellectual property.

While we own the Remington marks (and registrations thereof) for use in our firearms and ammunition product lines and certain related products associated with hunting, wildlife and the outdoors, Remington Products Company LLC, an unrelated company, claims rights to the mark with respect to certain other product areas, particularly personal care products (including electric razors). Pursuant to a Trademark Settlement Agreement, dated December 5, 1986, between us and Remington Products, we agreed with Remington Products as follows:

•	Remington Licensing Corporation, a Delaware corporation owned equally by us and Remington Products, owns the Remington marks in the United States with respect to products of mutual interest to us and to Remington Products.

•	Remington Licensing Corporation licenses the Remington marks on a royalty-free basis to us and Remington Products for products in our and their respective non-core markets.

•	We are restricted in our ability to expand our use of the Remington mark into product areas claimed by Remington Products, particularly personal care products.

•	We have the right to use the Remington mark with respect to certain product areas for which we do not own the mark, including certain knives and other merchandising items.

•	If certain bankruptcy or insolvency-related events occur with respect to either us or Remington Products, the bankrupt or insolvent party may be contractually required to sell its interest in Remington Licensing corporation to the other party at book value or fair market value, depending on the circumstances. While in some cases this requirement may not be enforceable under the U.S. Bankruptcy Code, if Remington Products came to own all of Remington Licensing Corporation, that could provide Remington Products with greater leverage over our licensing relationship with Remington Licensing Corporation for the ancillary products discussed above.

Licensing

We license the Remington marks to companies that manufacture and market products that we believe complement our product line. Currently, the Remington mark is licensed for use on, among other things, sporting and outdoor apparel, caps, gun cases, tree stands, wildlife feeders, sporting dog equipment, air guns, game decoys & calls, and various other nostalgia/novelty goods. We strive to ensure that the quality, image and appeal of these licensed products are consistent with the high-quality image of our core products. These licenses generally grant an exclusive right to sell a specific product category, with the standard term being three years, with a three year renewal based on performance. We believe that these licenses increase the market recognition of the Remington trademark and enhance our ability to market core products and that licensing facilitates new cross-marketing promotional opportunities and generates income. Some of our licensing efforts are carried out under terms established in the trademark settlement agreement described above.

Regulation

The manufacture, sale and purchase of firearms are subject to extensive federal, state and local governmental regulation. The basic federal laws are the National Firearms Act and the Federal Firearms Act, which were originally enacted in the 1930s and which have been amended from time to time. Federal laws generally prohibit the private ownership of fully automatic weapons and place certain restrictions on the interstate sale of firearms unless certain licenses are obtained. We do not manufacture fully automatic weapons. We possess valid federal licenses for all of our owned and leased sites to manufacture and/or sell firearms and ammunition.

In 1994, a federal law with a ten-year term was enacted that generally prohibits the manufacture of certain firearms defined under that statute as “assault weapons” as well as the sale or possession of “assault weapons” except for those that, prior to the law’s enactment, were legally in the owner’s possession. This law expressly exempts approximately 650 models of firearms that are generally used by hunters and sporting enthusiasts. None of our current firearms products are considered to be “assault weapons” under existing federal or state law. Various bills have been introduced in Congress in recent years to repeal bans on semi-automatic assault weapons and large-capacity ammunition feeding devices; the likelihood of their passage is uncertain, as are the prospects that the “assault weapon” ban will be renewed (or otherwise modified) when its provisions expire in September 2004. Another federal law, enacted in 1993 and extended in 1998, the so-called “Brady Bill”, mandates a national system of instant background checks for all firearms purchases from federally-licensed firearms retail dealers. Legislation has been proposed to further extend this system to sales made by non-retail sellers at gun shows.

Bills have been introduced in Congress to establish, and to consider the feasibility of establishing, a nationwide database recording so-called “ballistic images” of ammunition fired from new guns. Should such a mandatory database be established, the cost to Remington and its customers could be significant, depending on the type of firearms and ballistic information included in the database. To date, only two states have established such registries, and neither state includes such “imaging” data from long guns, although there can be no assurance that these (or other states) will not require the inclusion of such imaging in the future. Proposed legislation in at least one other state would be applicable to Remington rifles, and would call for “imaging” of both cartridges and projectiles. In addition, bills have been introduced in Congress in the past several years that would affect the manufacture and sale of handgun ammunition, including bills to regulate the manufacture, importation and sale of any projectile that is capable of penetrating body armor, to impose a tax and import controls on bullets designed to penetrate bullet-proof vests, to prohibit the manufacture, transfer or importation of .25 caliber, .32 caliber and 9mm handgun ammunition, to increase the tax on handgun ammunition, to impose a special occupational tax and registration requirements on manufacturers of handgun ammunition, and to drastically increase the tax on certain handgun ammunition, such as 9mm, .25 caliber, and .32 caliber bullets. Some of these bills would apply to ammunition of the kind we produce, and accordingly, if enacted, could have a material adverse effect on our business. We believe that existing regulations applicable to ammunition have not had such an effect.

State and local laws and regulations may place additional restrictions on gun ownership and transfer, which vary significantly from jurisdiction to jurisdiction. Some states have recently enacted, and others are considering, legislation restricting or prohibiting the ownership, use or sale of certain categories of firearms and/or ammunition. Although numerous jurisdictions presently have mandatory waiting periods for the sale of handguns (and some for the sale of long guns as well), there are currently few restrictive state regulations applicable to handgun ammunition. However, Remington firearms are covered under several recently enacted state regulations requiring guns to be sold with internal or external locking mechanisms. Some states are considering mandating certain design features on safety grounds, most of which would be applicable only to handguns. We believe that hunting safety issues may affect sales of firearms, ammunition and other shooting-related products. In the northeastern United States, for example, some communities permit deer hunters to use only shotguns (which have a shorter average range than rifles) to minimize the possibility of shooting accidents in more densely populated areas. We market specialized ammunition, our Premier® Copper Solid™ sabot slug, intended for use in a shotgun, which is designed to give hunters the accuracy and effectiveness of a rifle.

We believe that existing federal and state regulation regarding firearms and ammunition has not had a material adverse effect on our sales of these products to date. However, there can be no assurance that federal, state, local or foreign regulation of firearms and/or ammunition will not become more restrictive in the future and that any such development would not have a material adverse effect on our business whether directly or by placing additional burdens on those who distribute and sell our products.

Employees

As of February 29, 2004, we employed approximately 2,184 full-time employees of whom nearly 1,957 were engaged in manufacturing, approximately 181 in sales and general administration and approximately 46 in research and development. An additional work force of temporary employees is engaged during peak production schedules at certain of our manufacturing facilities.

The United Mine Workers of America (“UMWA”) represents approximately 900 hourly employees at our plant in Ilion, New York. The collective bargaining agreement with UMWA was renegotiated effective October 2002 with the contract expiring in September 2007. We also have a labor agreement with Local 2021 of the United Automobile, Aircraft and Agricultural Implement Workers of America, U.A.W., which represents less than 10 hourly employees at our plant in Findlay, Ohio, which agreement is terminable by either party on notice. Employees at our Lonoke, Arkansas, Mayfield, Kentucky and Ada, Oklahoma facilities are not represented by unions. There have been no significant interruptions or curtailments of operations due to labor disputes since prior to 1968 and we believe that our relations with our employees are satisfactory.

Environmental Matters

Our operations are subject to a variety of federal, state and local environmental laws and regulations which govern, among other things, the discharge of hazardous materials to the air and water, handling, treatment, storage and disposal of such materials, as well as remediation of contaminated soil and groundwater. We have in place programs that monitor compliance with these requirements and believe our operations are in material compliance with them. In the normal course of our manufacturing operations, we are subject to occasional governmental proceedings and orders pertaining to waste disposal, air emissions and water discharges into the environment. We believe that we are in compliance with applicable environmental regulations in all material respects, and that the outcome of any such proceedings and orders will not have a material adverse effect on our business. Under the terms of the Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which certain assets of E.I. DuPont Nemours & Company (“DuPont”) and its affiliates (collectively, the “Sellers”) were acquired in 1993 (the “Acquisition”) to constitute Remington in its present form, DuPont agreed to retain responsibility for pre-closing environmental liabilities. In connection with the Acquisition, Remington also entered into an agreement with DuPont with respect to cooperation and responsibility for specified environmental matters.

On March 5, 2001, we received a request for information relating to any use of the Agriculture Street Landfill, a Superfund site in New Orleans, LA. The remediation of the site is complete, and the first 5-year review was completed last June. Neither Remington nor DuPont was ever formally identified as a potentially responsible party.

On February 21, 2002, we received a request for information regarding the Peters Cartridge Company/ Kings Mills Technical Center Superfund Site, in Warren County, Ohio. While Peters Cartridge Company was owned by DuPont, the only assets relating to Peters Cartridge Company transferred to Remington as part of the Acquisition was the Peters trademark. This site was formally nominated for EPA’s National Priority List in April 2003. DuPont has formally accepted responsibility for this site, and has been actively working with the EPA to negotiate an Administrative Consent Order to conduct the Remedial Investigation. See “—Certain Indemnities”.

On September 30, 2003, we received a General Notice of Potential Liability and Information Request from the EPA regarding the Kings Mills School District site in Warren County, Ohio. This site is across the river from the Peters Cartridge Company site, and the EPA alleges that contamination may be attributable to Peters Cartridge Company sponsored activities at a gun club. DuPont has accepted any potential responsibility for the site under terms of the Purchase Agreement, and has responded to the EPA. DuPont has determined that neither corporate entity ever owned the land involved, nor operated the facility allegedly involved, and hence has denied responsibility for the site to EPA.

On September 29, 2003, we received a Special Notice for Negotiations for Remedial Design from the EPA regarding the Maryland Sand, Stone, and Gravel Superfund Site in Elkton, Maryland. The EPA had been conducting removal actions and remediation at the site for several years. DuPont has accepted responsibility for the site under terms of the Purchase Agreement, and has been cooperating with the EPA on development of an administrative consent order for additional work.

We are currently conducting groundwater monitoring at our facilities in Ilion, New York for remediation projects for which DuPont has accepted financial responsibility under the terms of our agreement with DuPont. Remington and DuPont are nearing completion of a remediation project at the Lonoke, Arkansas facility. Upon completion of the final remediation report in the spring of 2004, Remington will be awarded a certificate of reuse from the EPA and the Arkansas Department of Environmental Quality for that portion of the Lonoke, Arkansas facility that was subject to remediation.

Based on information known to us, we do not expect current environmental regulations or environmental proceedings and claims to have a material adverse effect on our results of operations, financial condition or cash flows. However, it is not possible to predict with certainty the impact of future environmental compliance requirements or of the cost of resolution of any future environmental proceedings and claims, in part because the scope of the remedies that may be required is not certain, liability under some federal environmental laws is under certain circumstances joint and several in nature, and environmental laws and regulations are subject to modification and changes in interpretation. There can be no assurance that environmental regulation will not become more burdensome in the future or that unknown conditions will not be discovered and that any such development would not have a material adverse effect on our business.

Item 2.	Properties

Our manufacturing operations are currently conducted at five owned facilities. The following table sets forth selected information regarding each of these facilities:

Plant	Product	Square Feet (in thousands)
Ilion, New York	Shotguns; centerfire and rimfire rifles	1,000
Lonoke, Arkansas	Shotshell; rimfire and centerfire ammunition	750
Mayfield, Kentucky	Rimfire rifles and centerfire rifles	44
Findlay, Ohio	Clay targets	40
Ada, Oklahoma	Clay targets	21

We believe that these facilities are suitable for the manufacturing conducted therein and have capacities appropriate to meet existing production requirements. The Ilion, Lonoke and Mayfield facilities each contain enclosed ranges for testing firearms and ammunition.

Our headquarters and related operations are conducted in an office building that we own in Madison, North Carolina. Research and development is conducted at a facility that we own in Elizabethtown, Kentucky. All of the real property owned by us has been mortgaged to secure our obligations under our credit agreement. We also lease or contract for distribution services with our major third party logistics contractors.

Item 3.	Legal Proceedings

Under the terms of the asset Purchase Agreement, the sellers retained liability for, and are required to indemnify us against:

•	all product liability cases and claims involving products that had not been discontinued as of the Acquisition but relating to occurrences that took place prior to the Acquisition;

•	all product liability cases and claims (whenever they may arise) involving discontinued products; and

•	environmental liabilities based on conditions existing at the time of the Acquisition.

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

Product Liability Litigation

Since December 1, 1993, we have maintained insurance coverage for product liability claims subject to certain self-insured retentions on a per-occurrence basis for personal injury or property damage relating to occurrences arising after the Acquisition. We believe that our current product liability insurance coverage for personal injury and property damage is adequate for our needs. Our current product liability insurance policy runs from December 1, 2003 through November 30, 2004 and provides for a self-insured retention of $0.5 million per occurrence. The current policy has a batch clause endorsement, which in general provides that if a batch of our products were to be defective, our liability for product liability expenses and damages related to the entire batch would be capped at the amount of self-insured retention for a single occurrence. The policy excludes from coverage any pollution-related liability. Based in part on the nature of our products, and the continued impact on the insurance market of the events of September 11, 2001, there can be no assurance that we will be able to obtain adequate product liability insurance coverage upon the expiration of the current policy. Certain of our current excess insurance coverage expressly excludes actions brought by municipalities as described below.

As a result of contractual arrangements, we manage the joint defense of product liability litigation involving Remington brand firearms and our ammunition products for both Remington and the sellers. As of December 31, 2003, approximately 24 individual bodily injury cases and claims were pending, primarily alleging defective product design, defective manufacture and/or failure to provide adequate warnings; some of these cases seek punitive as well as compensatory damages. We have previously disposed of a number of other cases involving post-Acquisition occurrences by settlement. Of the individual cases and claims pending as of December 31, 2003, approximately four involve matters for which the sellers retained liability and are required to indemnify us. The remaining approximately 20 pending cases involve post-Acquisition occurrences for which we bear responsibility under the Purchase Agreement; the sellers have some responsibility for the costs of approximately one of these cases involving certain shotguns.

The relief sought in individual cases includes compensatory and, sometimes, punitive damages. Not all complaints or demand letters expressly state the amount of damages sought. As a general matter, when specific amounts are provided, compensatory damages sought range from less than $75,000 to more than $10 million, while demands for punitive damages may range from less than $500,000, to as much as $100 million. Of the 20 individual post-Acquisition claims pending as of December 31, 2003, claimants purport to seek approximately $25 million in compensatory and an unspecified amount of punitive damages. In the Company’s experience, initial demands do not generally bear a reasonable relationship to the facts and circumstances of a particular matter, and in any event, are typically reduced significantly as a case proceeds. The Company believes that its accruals for product liability cases and claims, as described below, are a superior quantitative measure of the cost to it of product liability cases and claims.

At December 31, 2003, our accrual for product liability cases and claims was approximately $9.7 million. The amount of our accrual for product liability cases and claims is based upon estimates developed as follows. We establish reserves for anticipated defense and disposition costs to us of those pending cases and claims for which we are financially responsible. Based on those estimates and an actuarial analysis of actual defense and disposition costs incurred by us with respect to product liability cases and claims in recent years, we determine the estimated defense and disposition costs for unasserted product liability cases and claims. We combine the estimated defense and disposition costs for both pending and unasserted cases and claims to determine the amount of our accrual for product liability cases and claims. We believe that our accruals for losses relating to such cases and claims are adequate. Our accruals for losses relating to product liability cases and claims include accruals for all probable losses the amount of which can be reasonably estimated. Based on the relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, our accruals for the uninsured costs of such cases and claims and the sellers’ agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as well as the type of firearms products that we make), we do not believe with respect to product liability cases and claims that any reasonably possible loss exceeding amounts already recognized through our accruals has been incurred.

Because our assumption of financial responsibility for certain product liability cases and claims involving pre-Acquisition occurrences was limited to an amount that has now been fully paid, with the sellers retaining liability in excess of that amount and indemnifying us in respect of such liabilities, and because of our accruals with respect to such cases and claims, we believe that product liability cases and claims involving occurrences arising prior to the Acquisition are not likely to have a material adverse effect upon our financial condition or results of operations. Moreover, although it is difficult to forecast the outcome of litigation, we do not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, our accruals for the uninsured costs of such cases and claims and the sellers’ agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as well as the type of firearms products that we make), that the outcome of all pending post-Acquisition product liability cases and claims will be likely to have a material adverse effect upon our financial condition or results of operations. Nonetheless, in part because the nature and extent of liability based on the manufacture and/or sale of allegedly defective products (particularly as to firearms and ammunition) is uncertain, there can be no assurance that our resources will be adequate to cover pending and future product liability occurrences, cases or claims, in the aggregate, or that a material adverse effect upon our financial condition or results of operations will not result therefrom. Because of the nature of our products, we anticipate that we will continue to be involved in product liability litigation in the future. Because of the potential nature of injuries relating to firearms and ammunition, certain public perceptions of our products, and recent efforts to expand liability of manufacturers of firearms and ammunition, product liability cases and claims, and insurance costs associated with such cases and claims, may cause us to incur significant costs.

Municipality Litigation

In addition to these individual cases, as a manufacturer of shotguns and rifles, Remington was named in only three of the actions brought by approximately 30 municipalities, primarily against manufacturers, distributors and sellers of handguns: (i) City of Boston, et al. v. Smith & Wesson, et al., No. 99-2590 (Suffolk Super Ct.); (ii) City of St. Louis, Missouri v. Henry Cernicek, et al., No. 992-01209 (Cir. Ct. St. Louis) & 00 Civil 1895 (U.S. Dist. Ct E.D. Missouri); and (iii) City of New York, et al. v. B.L. Jennings, Inc., et al., 00 Civil 3641 (JBW) (U.S. Dist. Ct. E.D.N.Y.). As a general matter, these lawsuits name several dozens of firearm industry participants as defendants, and claim that the defendants’ distribution practices allegedly permitted their products to enter a secondary market, from which guns can be obtained by unauthorized users; that defendants fail to include adequate safety devices in their firearms to prevent unauthorized use and accidental misuse; and that defendants’ conduct has created a public nuisance. Plaintiffs generally seek injunctive relief and money damages (consisting of the cost of providing certain city services and lost tax and other revenues), and in some cases, punitive damages, as well.

In City of Boston, first filed in 1999, an order granting plaintiff’s March 27, 2002 request to dismiss the case with prejudice as to all defendants was entered on April 1, 2002.

In City of New York, the New York City Health and Hospitals Corp., and certain city officials filed an Amended Complaint, dated September 1, 2000, in the U.S. District Court for the Eastern District of New York naming Remington and other entities. In August 2001, the City indicated its intention to file a second amended complaint. However, in part as a result of the events of September 11, the court in December 2001 granted the City’s request that the case be put on hold pending the appeal by the State of New York of the dismissal of its separate lawsuit against handgun manufacturers (in which we were not a defendant). The City’s appeal was denied by the state appellate courts in 2003, and in January 2004, the federal district court granted the City’s motion to lift the stay and file an amendment complaint, which no longer names Remington or other defendants who manufacture only long guns.

In City of St. Louis, a First Amended Complaint naming Remington and other entities, and seeking unspecified amounts of compensatory and punitive damages from all defendants, was filed on August 15, 2000, in Circuit Court of the City of St. Louis. The case was removed on November 29, 2000, to the U.S. District Court for the Eastern District of Missouri by a third-party defendant and on September 25, 2001, the federal court remanded the case to state court. On March 1, 2002, the St. Louis City court granted the defendants’ motion to transfer venue to the Circuit Court for St. Louis County, and defendants’ motion to dismiss in this new venue was argued on February 28, 2003. On October 15, 2003, the court granted defendants’ motions to dismiss, which the City has appealed.

To date, 12 municipal lawsuits (including City of Boston) have been dismissed and are no longer subject to appeal. Four more dismissals, including that involving local California governments, are on appeal, and three more have been dismissed, with no appeals pending. The remaining lawsuits are in various stages of motion practice and discovery. A majority of states have enacted some limitation on the ability of local governments to file such lawsuits against firearms manufacturers. The Missouri legislature approved a preemption bill over a veto by the governor, which should apply to the St. Louis lawsuit. In addition, similar legislation limiting such lawsuits on a federal level has been proposed in both houses of Congress. At the federal level, in April, the House of Representatives approved legislation that would limit lawsuits against firearms manufacturers based on the criminal or unlawful acts of third parties. Similar legislation was pending in the Senate, and if enacted, would have prohibited litigation of the type filed by the municipalities. The bill was recently defeated, and it is not certain whether it will be resubmitted this term.

In the spring of 2000, the Federal Trade Commission and the attorneys general of several states instituted investigations into allegations of anticompetitive retaliation against Smith & Wesson by other participants in the firearms industry. In 2000 and 2001, Remington received and replied to civil investigative demands and subpoenae duces tecum and other discovery requests from the State of Connecticut and the Federal Trade Commission (which in 2003, closed its inquiry without taking any action.) Remington, which makes only long guns, does not compete with Smith & Wesson, which makes handguns.

Heritage Fund

In recognition of and support of certain legal and legislative initiatives, the firearms industry established the Hunting and Shooting Sports Heritage Fund of which the Company is a member The Company has historically made annual contributions to the Heritage Fund ranging from 0.5% to 1% of the Company’s annual revenues since becoming a member. Due to a combination of factors, including the general state of the economy, the Company did not make a contribution to the Heritage Fund in 2003. Contributions in 2002 and 2001 were $0.8 million and $1.7 million, respectively.

Certain Indemnities

As of the closing of the Acquisition in December 1993 under the Purchase Agreement, we assumed:

•	a number of specified liabilities, including certain trade payables and contractual obligations of the sellers;

•	limited financial responsibility for specified product liability claims relating to disclosed occurrences arising prior to the Acquisition;

•	limited financial responsibility for environmental claims relating to the operation of the business prior to the Acquisition; and

•	liabilities for product liability claims relating to occurrences after the Acquisition, except for claims involving discontinued products.

All other liabilities relating to or arising out of the operation of the business prior to the Acquisition are excluded liabilities (the “Excluded Liabilities”), which the sellers retained. The sellers are required to indemnify Remington and its affiliates in respect of the Excluded Liabilities, which include, among other liabilities:

•	liability in excess of our limited financial responsibility for environmental claims and disclosed product liability claims relating to pre-closing occurrences;

•	liability for product liability litigation related to discontinued products; and

•	certain tax liabilities, and employee and retiree compensation and benefit liabilities.

The sellers’ overall liability in respect of their representations, covenants and the Excluded Liabilities under the Purchase Agreement, excluding environmental liabilities and product liability matters relating to events occurring prior to the purchase but not disclosed, or relating to discontinued products, is limited to $324.8 million. With a few exceptions, the sellers’ representations under the Purchase Agreement have expired. We made claims for indemnification involving product liability issues prior to such expiration. See “—Legal Proceedings”.

In addition, the sellers agreed in 1996 to indemnify us against a portion of certain product liability costs involving various shotguns manufactured prior to 1995 and arising from occurrences on or prior to November 30, 1999. These indemnification obligations of the sellers relating to product liability and environmental matters (subject to a limited exception) are not subject to any survival period limitation, deductible or other dollar threshold or cap. We and the sellers are also party to separate agreements setting forth agreed procedures for the management and disposition of environmental and product liability claims and proceedings relating to the operation or ownership of the business prior to the Acquisition, and are currently engaged in the joint defense of certain product liability claims and proceedings. See “—Legal Proceedings”.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company’s shareholders during the fourth quarter of 2003.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for either Holding’s or Remington’s common stock.

In February 2003, in connection with the Recapitalization, (1) 15,970 shares of common stock of Holding were distributed in respect of 15,970 deferred shares of Holding; (2) Holding issued and sold for $30.8 million 140,044 shares of common stock to the BRS Fund and others; (3) Holding repurchased 722,981 of the outstanding shares of common stock of Holding, in an aggregated amount of $163.7 million, consisting of $130.8 million in cash and $32.9 million aggregated principal amount of senior notes of Holding, or the Holding Notes. C&D Fund IV holds all of the Holding Notes.

As of February 29, 2004, there were 31 holders of the outstanding common stock of Holding. The only holder of Remington’s common stock is Holding.

During 2002 Holding paid dividends of $19.54 per share or an aggregate amount of $15.1 million to all shareholders of record. Holding also declared a special payment to holders of all stock options and deferred shares of Holding of $19.54 per share, in an aggregate amount of $1.8 million. Holding did not pay any dividends during 2003. In connection with funding the repurchase of Holding’s common stock, Remington paid a $100.0 million dividend to Holding. The dividends paid to Holding were used to repurchase common stock (see description above). Remington also paid dividends to Holding in an aggregate amount of $3.3 million during 2003 to fund interest payments on the Holding Notes. As Holding has no separate operations, its ability to pay dividends is dependent upon the extent to which it receives dividends or other funds from Remington. The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors of the respective company, subject to the restrictions set forth in the Credit Agreement, dated as of January 24, 2003, as amended through February 9, 2004, among Remington, Wachovia Bank, N.A., Fleet Capital Corporation, National City Commercial Finance, Inc. and certain other lenders (the “Credit Agreement”), and the indenture (the “Indenture”) for the Notes, which currently limit the payment of cash dividends to shareholders, as well as restrictions, if any, imposed by other indebtedness outstanding from time to time. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 12 to our consolidated financial statements for the year ended December 31, 2003 appearing elsewhere in this report.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain selected financial information derived from our consolidated financial statements as audited by our independent accountants, PricewaterhouseCoopers LLP, for each of the years in the five-year period ended December 31, 2003 which reflects the reclassification of certain amounts as discontinued operations for all periods presented for the sale of our fishing line business on February 9, 2004. The table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes and other financial information included elsewhere in this report.

	Year Ended December 31,
	1999		2000		2001		2002		2003
	(dollars in millions)
Income Statement Data:
Net Sales(1)	$383.3		$371.1		$365.7		$383.9		$360.7
Gross Profit	117.7		122.0		99.4		110.8		90.5
Operating Expenses	71.5		77.6		65.9		69.8		75.1
Operating Profit	46.2		44.4		33.5		41.0		15.4
Interest Expense(2)	12.8		11.7		12.6		10.5		23.0
Income (Loss) from Continuing Operations before Taxes.	33.4		32.7		20.9		30.5		(7.6)
Income from Discontinued Operations, net of tax(3)	2.6		(0.2)		0.8		2.9		1.4
Change in Accounting Principle, net of tax(4)	—		—		—		(1.4)		—
Net Income (Loss)	23.0		19.9		13.7		20.0		(3.2)

Operating and Other Financial Data:
Depreciation and Amortization(5)	$16.0		$16.4		$16.9		$10.0		$9.5
Other Non-Cash Charges(6)	6.2		1.2		1.1		1.0		3.4
Nonrecurring and Restructuring Items(7)	—		0.5		1.3		2.1		0.4
Special Payment(8)	—		6.9		—		1.8		4.5
Capital Expenditures	13.0		17.4		4.2		7.5		6.9
Other Unusual Charges(9)	—		—		—		—		2.2

Cash flows provided by (used in):
Operating activities	$65.2		$22.3		$50.9		$14.1		$(7.3)
Investing activities	(13.0)		(17.4)		(4.2)		(7.5)		(6.9)
Financing activities	(30.8)		(28.5)		(35.9)		(19.6)		14.2

Balance Sheet Data (end of period):
Working Capital(10)	$85.7		$109.9		$91.1		$90.8		$120.0
Total Assets	358.8		361.9		332.1		334.6		355.8
Total Debt(11)	120.5		157.0		115.3		101.1		230.5
Shareholders’ Equity	125.1		90.1		103.6		112.2		12.4

Consolidated EBITDA (as defined in the indenture) and Credit Statistics:
Consolidated EBITDA (as defined in the indenture)(12)	$74.0		$73.0		$56.8		$61.1		$39.5
Consolidated Interest Expense (as defined in the indenture)(13)	$12.3		$13.6		$13.6		$10.4		$23.0
Consolidated Coverage Ratio (as defined in the indenture)(14)	6.0	x	5.4	x	4.2	x	5.9	x	1.7	x
Ratio of Earnings to Fixed Charges(15)	3.7	x	3.0	x	2.4	x	3.7	x	(15)

(1)	Presented net of federal excise taxes. Federal excise taxes were $33.1 million, $32.5 million, $32.1 million, $33.5 million and $31.2 million for the years ended December 31, 1999, 2000, 2001, 2002 and 2003, respectively.

(2)	Interest expense included in discontinued operations is $1.3 million, $3.9 million, $2.7 million, $1.8 million, and $1.8 million, for the years ended December 31, 1999, 2000, 2001, 2002, and 2003, respectively.

(3)	On February 9, 2004, we completed the sale of our fishing line business, and reclassified the results as discontinued operations for all periods presented.

(4)	Reflects Change in Accounting Principle relating to the adoption of SFAS 142.

(5)	Excludes amortization of deferred financing costs of $1.8 million, $2.0 million, $1.7 million, $1.9 million and $1.8 million for the years ended 1999, 2000, 2001, 2002 and 2003, respectively, which is included in interest expense.

(6)	Non-cash charges consist of the following: (a) for the year ended December 31, 1999, a $3.8 million stock based compensation expense, a $1.8 million pension accrual and a $0.6 million loss on disposal of assets; (b) for the year ended December 31, 2000, a $0.5 million loss on disposal of assets, a $0.6 million accrual for executive pension and a $0.1 million expense for other postretirement benefits; (c) for the year ended December 31, 2001, a $0.4 million loss on disposal of assets, a $0.5 million accrual for executive pension and a $0.2 million retiree benefit accrual; (d) for the year ended December 31, 2002, a $0.8 million accrual for retiree benefits and a $0.2 million loss on disposal of assets; (e) for the year ended December 31, 2003, a $1.7 million pension accrual, a $0.5 million loss on disposal of assets, a $0.5 million accrual for executive pension, and a $0.7 million expense for other postretirement benefits.

(7)	Nonrecurring and restructuring expenses consist of the following: (a) for the year ended December 31, 2000, nonrecurring professional fees of $0.5 million related to establishment of subsidiaries; (b) for the year ended December 31, 2001, $0.6 million of nonrecurring legal and professional fees and $0.7 million of severance and relocation costs; (c) for the year ended December 31, 2002, $1.4 million of Cumulative Effect of Change in Accounting Principle, net of tax, and $0.3 million of nonrecurring legal fees and $0.4 million associated with marking redeemable deferred shares to market (d) for the year ended December 31, 2003, $0.2 million of severance costs and $0.2 million loss on disposal of assets.

(8)	Special payments consist of the following: (a) In April 2000, Holding distributed on behalf of Remington a special payment to holders of all stock options and deferred shares of approximately $63.93 per share, in an aggregate amount of $6.1 million. In October 2000, Holding distributed on behalf of Remington a special payment to holders of all stock options and deferred shares of approximately $8.00 per share, in an aggregate amount of $0.8 million. (b) In August 2002, Holding distributed on behalf of Remington a special payment to holders of all stock options and deferred shares of approximately $19.54 per share, in an aggregate amount of $1.8 million. (c) In February 2003, Holding distributed on behalf of Remington a special payment to holders of all stock options (in connection with the acceleration and resulting cancellation of the options) of approximately $220.31 per share, in an aggregate amount of $4.5 million.

(9)	In January 2003, $0.7 million of additional interest for early redemption of the Refinanced Notes and $1.5 million for the unamortized debt acquisition costs were expensed related to the Old Credit Facility.

(10)	Working capital is current assets less current liabilities.

(11)	Consists of short-term and long-term debt, current portion of long-term debt, note payable to Holding and capital lease obligations.

(12)	“Consolidated EBITDA” as presented herein is a financial measure that is used in the Indenture as a component of a coverage ratio that is used to test whether a variety of transactions are permitted. Consolidated EBITDA (as defined in the indenture) differs from the term “EBITDA” as it is commonly used. In addition to adjusting net income to exclude income taxes, interest expense, and depreciation and amortization, Consolidated EBITDA (as defined in the indenture) also adjusts net income by excluding items or expenses not typically excluded in the calculation of “EBITDA”. To calculate Consolidated EBITDA (as defined in the indenture) for the period ended December 31, 2003, we also excluded Other Noncash Charges of $3.9 million, Non-Recurring and Restructuring Items of $0.4 million, and Other Unusual Charges of $6.7

The Indenture provides that, in order to enter into the following types of transactions, in addition to other applicable requirements, the ratio of Consolidated EBITDA (as defined in the Indenture) to Remington’s consolidated interest expense (subject to certain adjustments as provided in the Indenture) must be greater than 2.25 to 1.00 for the four most recent quarters for which financial statements are available:

•	The incurrence of indebtedness in addition to limited specified categories of permitted indebtedness that are enumerated in the Indenture.

•	Mergers and consolidations involving Remington.

•	Dividends, investments and other restricted payments in addition to limited specified categories of permitted restricted payments and investments that are enumerated in the Indenture.

•	The re-designation of an unrestricted subsidiary as a restricted subsidiary for the purposes of the Indenture.

(13)	“Consolidated Interest Expense” as defined in the Indenture, consists of the total interest expense of Remington and its subsidiaries, net of any interest income of Remington and its subsidiaries, and includes interest expense consisting of (a) interest expense attributable to capital leases, (b) amortization of debt discount, (c) interest on debt of other persons guaranteed by Remington or any of its subsidiaries, (d) non-cash interest expense, (e) the interest portion of any deferred payment obligation and (f) commissions, discounts and other fees and charges owed with respect to letters of credit and bankers’ acceptance financing. The definition of “Consolidated Interest Expense” also provides that gross interest is to be determined after giving effect to any net payment made or received by Remington or its subsidiaries with respect to interest rate hedging agreements.

(14)	“Consolidated Coverage Ratio” as defined in the Indenture is the ratio of Consolidated EBITDA (as defined in the Indenture) for the four most recently ended quarters for which financial statements are available to Consolidated Interest Expense (as defined in the Indenture) for the same period. The Consolidated Coverage Ratio (as defined in the Indenture) is presented for illustrative purposes.

(15)	For purposes of computing this ratio, earnings consists of earnings before income taxes and fixed charges, excluding capitalized interest. Fixed charges consist of interest expense, capitalized interest, amortization of discount on indebtedness and one-third of rental expense (the portion deemed representative of the interest factor). Due to our net loss in 2003, this ratio was less than 1:1. Additional earnings of $5.3 million would have been required to achieve a ratio of 1:1

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and our consolidated financial statements and related notes and the other financial information appearing elsewhere in this report.

Executive Overview

The following discussion and analysis discusses the financial condition and results of operations of Remington and its subsidiaries, RBC Holding, Inc. (merged into Remington in December 2003), RA Brands, L.L.C. and RA Factors, Inc. on a consolidated basis, unless otherwise indicated.

We were organized in our present form in connection with the acquisition of our current business from DuPont in 1993. Remington and Holding are Delaware corporations organized at the direction of CD&R for the purposes of making the Acquisition. Holding has no operations and its only significant asset is its investment in Remington. Holding also has $32.9 million aggregate principal amount of senior notes due to CD&R which were created during the recapitalization of Holding in February 2003. C&D Fund IV holds all of the Holding Notes. RA Brands, L.L.C. and RA Factors, Inc. are wholly owned subsidiaries of Remington. RA Brands, L.L.C. acts as a holding company for our intellectual property and other intangible assets, and RA Factors, Inc. acts as a factoring subsidiary for our receivables.

We evaluate our business primarily on EBITDA results from two core segments, firearms and ammunition, with support from our other operating segments, accessories and clay targets. As part of this evaluation, we focus on aggressively managing working capital including inventory levels, expense control, and cash management. We focus our strategies and initiatives on growth opportunities primarily on the hunting and shooting sports marketplace.

We are committed to refining our core businesses and positioning ourselves to take advantage of opportunities to strategically grow the company. As we regularly evaluate our overall business, we look for new products in the hunting, shooting, accessories, law enforcement and military areas that compliment our core strategies, which may include direct product sourcing, licensing, acquisition or other business ventures. Finally, in order to be well positioned for growth, we recognize the need to protect our competitive position with the introduction of new and innovative, high quality products to support our customers and consumers.

The sale of firearms and ammunition depends upon a number of factors related to the level of consumer spending, including the general state of the economy and the willingness of consumers to spend on discretionary items. Historically, the general level of economic activity has significantly affected the demand for sporting goods products in the firearms, ammunition, and related markets. As economic activity slows, confidence and discretionary spending by consumers declines.

Beginning in the fourth quarter of 2002, we have experienced a downturn in demand that we believe is attributable to, among other factors, slow economic growth, geopolitical uncertainty and the resulting negative impact on consumer confidence. Management believes that such conditions have caused customers (dealers, chains and wholesalers) to defer or decrease purchases of our products and to utilize lower inventory levels than during prior periods. This downturn in demand continues to date, and there can be no assurance that such trends will not continue.

Management’s near-term strategy in light of this demand environment and what appear to be modest sales growth opportunities has been to contain costs, manage inventory levels and to preserve liquidity. As part of our efforts to contain costs and to manage inventories, we lowered production and took unscheduled shutdown periods at our manufacturing facilities during 2003 to keep inventories in line with sales levels. We have engaged in selective efforts to stimulate demand for our products, through targeted product introductions and promotions in selected product categories. Management believes that we have successfully maintained the strength of our brand and our market-leading positions in our primary product categories, and that we remain poised to take advantage of any significant improvement in the demand environment.

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

Our revenues are derived primarily from sales of firearms and ammunition products. Firearms and ammunition accounted for approximately 94% of our sales in 2003 and 93% of our sales in each of 2002 and 2001. We are the only domestic manufacturer of both firearms and ammunition. Our other product lines include firearm-related accessories, clay targets and powdered metal parts. Our sales are seasonal due to the need to meet customer requirements for hunting/shooting sports products during the primary hunting season. Sales in the third quarter are generally higher than sales in other quarters.

Recent Developments and Highlights

In February 2004, we sold specified assets related to our fishline business, including fixed assets, inventories, and intellectual property for $44.0 million in cash, $1.0 million of which has been placed into escrow as security for certain post-closing obligations. As a result of the sale, the results of those operations have been included in discontinued operations and prior periods have been reclassified to conform to the current year presentation. Management believes that the Stren transaction provides Remington with additional flexibility to pursue various strategic alternatives.

A private offering of $200.0 million principal amount of 10½% Senior Notes due 2011 of the Company (the “Notes”), was completed in January 2003. In the event of a change in control, the Notes may be tendered at the option of the holders for the principal amount plus applicable interest and premium at that date.

The refinancing by Remington of substantially all of its existing indebtedness through (i) the repayment of all amounts outstanding under the Old Credit Agreement concurrently with the termination of all commitments thereunder, and (ii) the redemption of all of the Refinanced Notes at a redemption price equal to 100% of the aggregate principal amount of Refinanced Notes then outstanding of $86.9 million, plus accrued and unpaid interest and (iii) the closing by Remington of a new Credit Facility, under which up to $125.0 million of revolving credit commitments are available, subject to borrowing base and other limitations. The refinancing occurred in January 2003.

On February 12, 2003, we completed transactions related to the recapitalization of Holding, including the issuance and sale by Holding, for consideration of $30.8 million, of 140,044 shares of common stock of Holding to Bruckmann, Rosser, Sherrill & Co. II, L.P. (the “BRS Fund”) and others. As part of the re-capitalization of Holding, 15,970 deferred shares of Holding were distributed as 15,970 shares of common stock of Holding, 722,981 of the outstanding shares of common stock of Holding were repurchased and 64,144 options were accelerated and cancelled in respect of common stock of Holding, in an aggregate amount of approximately $163.7 million, consisting of $130.8 million in cash and $32.9 million aggregate principal amount of senior notes of Holding, or (the “Holding Notes”). The Clayton & Dubilier Private Equity Fund IV Limited Partnership holds (“C&D Fund IV”) all of the Holding Notes.

Seasonality

We produce and market a broad range of firearms and ammunition products used in various shooting sports. Several models of our shotguns and several types of ammunition are intended for target shooting that generally occurs in the “off season.” The majority of our firearms and ammunition products, however, are manufactured for hunting use. As a result, sales of our products are seasonal and concentrated toward the fall and winter hunting seasons. We follow the industry practice of selling firearms pursuant to a “dating” plan allowing the customer to buy the products commencing at the beginning of the our dating plan periods and pay for them on extended terms. As a competitive measure, we also offer extended payment terms on select ammunition categories. Discounts for firearms and ammunition amounting to $5.5 million, $6.3 million, and $7.0 million were given in 2003, 2002, and 2001, respectively. We believe that these dating plans have partially offset the seasonality of the Company’s business.

As a result of the seasonal nature of our sales and the extended payment terms under our dating plan billing practices, our working capital financing needs generally have significantly exceeded cash provided by operations during the middle of a year, until our extended accounts receivable were collected in the third quarter. As a result, our working capital financing needs tend to be greatest during the late winter and early summer months, decreasing during the fall and reaching their lowest point during the early winter.

Outlook

Management believes that the demand for firearms and ammunition products depends on a number of factors, including the general state of the economy, which in turn may be impacted by geopolitical or other world events. The volatile nature of the current economic and geopolitical environment makes it difficult to forecast whether this trend will continue. Management currently does not expect any significant improvement in general conditions in the markets in which we operate, and believes that the softness in demand for our products that we experienced beginning in the fourth quarter of 2002 and throughout 2003 may continue into 2004.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United

States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to inventories, supplies, accounts receivable, warranties, long-lived assets, product liability, revenue recognition, advertising and promotional costs, self-insurance, and pension and post-retirement benefits. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As noted below, in some cases, our estimates are also based in part on the findings of independent advisors. Actual results may differ from these estimates under different assumptions or conditions.

Management has addressed and reviewed our critical accounting policies and considers them appropriate. We believe the following critical policies utilize significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition. Sales, net of an estimate for discounts, returns and allowances, and related cost of sales are recorded when goods are shipped, at which time risk of loss and title transfers to the customer. We continually evaluate our sales terms against criteria outlined in SEC Staff Accounting Bulletin 104, Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. We follow the industry practice of selling firearms pursuant to a “dating” plan allowing the customer to purchase these products commencing in December (the start of our dating plan year) and to pay for them on extended terms. Discounts are offered for early payment under this plan. We believe that allowing extended payment terms for early orders helps to level out the demand for these otherwise seasonal products throughout the year. Historically, use of the dating plan has had the effect of shifting some firearms sales from the second and third quarters to the first quarter. We believe that the dating plan helps facilitate a more efficient manufacturing schedule. As a competitive measure, we also offer extended terms on select ammunition purchases. However, use of the dating plans also results in significant deferral of collection of accounts receivable until the latter part of the year. Customers do not have the right to return unsold product. Management uses historical trend information as well as other economic data to estimate future discounts, returns and allowances.

Allowance for doubtful accounts. We maintain an allowance for doubtful receivables for estimated losses resulting from the inability of our trade customers to make required payments. We provide an allowance for specific customer accounts where collection is doubtful and also provide an allowance for customer deductions based on historical collection and write-off experience. Additional allowances would be required if the financial conditions of our customers deteriorated.

Inventories. Our inventories are valued at the lower of cost or market. We evaluate the quantities of inventory held against past and future demand and market conditions to determine excess or slow moving inventory. For those units of inventory identified, we estimate their market value based on current and projected selling prices. If the projected market value is less than cost, we provide an allowance to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold.

Long-lived assets. We periodically review our property, plant and equipment and intangible assets for possible impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets which could result in impairment charges in future periods. We adopted the provisions of SFAS 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002. Adoption of this new standard also requires a review of the carrying amount of our goodwill. Adoption of the standard, while requiring a non-cash charge, did not have a significant impact on our financial condition. A decline in the future performance of certain business units in comparison to the related goodwill of such business units could result in future non-cash charges. In addition, our depreciation and amortization policies reflect judgments on the estimated useful lives of assets.

Reserves for product liability. We provide for estimated defense and settlement costs related to product liabilities when it becomes probable that a liability has been incurred and reasonable estimates of such costs are available. Product liabilities are not recorded net of recoveries that are probable of realization. Estimates for accruals for product liability matters are based on historical patterns of the number of occurrences, costs incurred and a range of potential outcomes. We also utilize independent advisors to assist in analyzing the adequacy of such reserves. Due to the inherently unpredictable nature of litigation, actual results will likely differ from estimates.

Warranty accrual. We provide consumer warranties against manufacturing defects in all firearm products we sell in North America. Estimated future warranty costs are accrued at the time of sale, using the percentage of actual historical repairs to shipments for the same period, which is included in other accrued liabilities. Product modifications or corrections are voluntary steps taken to assure proper usage or performance of a product by consumers. The cost associated with product modifications and or corrections are recognized in accordance with Statement of Financial Accounting Standard No. 5, Accounting for Contingencies, and charged to operations.

Employee Benefit Plans. We have defined benefit plans that cover a significant portion of our salaried and hourly paid employees. For the year ended December 31, 2003, we had $7.4 of net pension benefit expense derived from our defined benefit plans. We derive pension benefit expense from an actuarial calculation based on the defined benefit plans’ provisions and management’s assumptions regarding discount rate, rate of increase in compensation levels and expected long-term rate of return on assets. Management determines the expected long-term rate of return on plan assets based upon historical actual asset returns and the expectations of asset returns over the expected period to fund participant benefits based on the current investment mix of our plans. Management sets the discount rate based on the yield of high quality fixed income investments expected to be available in the future when cash flows are paid. The rate of increase in compensation levels is established based on management’s expectations of current and foreseeable future increases in compensation. In addition, management also consults with independent actuaries in determining these assumptions. See Note 11 for more information.

Reserves for workers compensation liability. We provide for estimated medical and indemnity compensation costs related to workers compensation liabilities when it becomes probable that a liability has been incurred and reasonable estimates of such costs are available. Estimates for accruals for workers compensation liability matters are based on historical patterns of the number of occurrences, costs incurred and a range of potential outcomes. We also utilize independent advisors to assist in analyzing the adequacy of such reserves.

Results of Operations

The following table shows, for the periods indicated, the percentage relationships to sales of selected financial data. Our management’s discussion and analysis of our results of operations compares results for the year ended December 31, 2003 to the year ended December 31, 2002 and the year ended December 31, 2002 to the year ended December 31, 2001.

	Year Ended December 31,
	2001	2002	2003
Sales	100.0%	100.0%	100.0%
Cost of Goods Sold	73.0	71.0	75.0
Gross Profit	27.0	29.0	25.0
Operating Expenses	19.0	18.0	21.0
Operating Profit	9.0	11.0	4.0
Net Income/(Loss)	4.0	5.0	(1.0)

Year Ended December 31, 2003 as Compared to Year Ended December 31, 2002

Net Sales. The following table compares sales by reporting segment for each of the years ended December 31, 2003 and 2002:

			Twelve months ended December 31,
	2003	Percent Of Total	2002	Percent Of Total	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(Dollars in Millions)
Net Sales
Firearms	$181.3	50.3%	$194.0	50.5%	$(12.7)	(6.5%)
Ammunition	157.1	43.5	163.9	42.7	(6.8)	(4.1)
All Other	22.3	6.2	26.0	6.8	(3.7)	(14.2)

Consolidated	$360.7	100%	$383.9	100%	$(23.2)	(6.0%)

Management believes that the decline in consolidated sales was attributable to several factors primarily including but not limited to general economic weakness combined with soft consumer demand across most product categories, customer inventory reductions, and harsh weather on the East Coast of the U.S. during the first half of 2003.

The decrease in Firearms net sales from 2002 to 2003 is primarily due to lower sales volumes in centerfire rifles and shotguns, slightly offset by an increase in sales volumes of rimfire rifles and price increases of $1.5 million.

The decrease in Ammunition net sales from 2002 to 2003 is primarily attributable to lower sales volumes in all ammunition categories.

The decrease in net sales in the All Other segment, including accessories, targets, and powder metal products, from 2002 to 2003 is primarily attributable to lower overall sales volumes in all product lines, especially accessories (primarily gun safes and gun parts).

Cost of Goods Sold. The table below depicts the cost of goods sold by reporting segment for the years ended December 31, 2003 and 2002:

	Twelve Months ended December 31,
	2003	Percent of Net Sales	2002	Percent of Net Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(Dollars in Millions)
Cost of Goods Sold
Firearms	$133.2	73.4%	$134.0	69.1%	$(0.8)	(0.6%)
Ammunition	120.0	76.4	120.6	73.6	(0.6)	(0.5)
All Other	17.0	76.2	18.5	71.2	(1.5)	(8.1)

Consolidated	$270.2	74.9%	$273.1	71.1%	$(2.9)	(1.1%)

The decrease in cost of goods sold for firearms from 2002 to 2003 is primarily due to lower overall sales volumes of centerfire rifles and shotguns. As a percentage of sales, the increase in cost of goods sold is primarily due to lower sales volumes of high margin products, combined with higher pension and post retirement employee benefits expenses, recognition of unfavorable manufacturing variances of $1.8 million caused by manufacturing inefficiencies, and unplanned shutdown expenses of $2.8 million, partially offset by lower inventory reserves and a reduction of scrap costs at our Ilion, New York firearms plant of $1.7 million. The shutdowns were taken in 2003 in an effort to manage inventory levels and working capital.

The decrease in cost of goods sold for ammunition from 2002 to 2003 is due to lower overall sales volumes of ammunition. As a percentage of sales, the increase in the cost of goods sold is primarily due to lower sales volumes of high margin products, higher pension and post retirement employee benefits expenses, combined with unplanned shutdown expenses of $1.0 million at our Lonoke, Arkansas ammunition plant and a reduction in favorable manufacturing variances of $3.9 million, (which includes approximately $1.3 million less of favorable variances due to increased commodity pricing as compared to 2002,) and inefficiencies caused by lower production levels. The shutdowns were taken in 2003 in an effort to manage inventory levels and working capital.

The decrease in the cost of goods sold for the all other segment from 2002 to 2003 is primarily due to lower sales volumes of accessories (primarily gun safes and gun parts). As a percentage of sales, the increase in the cost of goods sold is primarily due to lower sales volumes of higher margin accessories products and inefficiencies in the manufacture of powdered metal products.

Operating Expenses. Operating expenses consist of selling, general and administrative expense, research and development expense and other expense.

	2003	2002	$ Increase/ (Decrease)	% Increase/ (Decrease)
Operating Expenses
SG&A	$61.9	$61.0	$0.9	1.5%
R&D	6.1	6.1	—	—
Other	7.1	2.7	4.4	163.0

Consolidated	$75.1	$69.8	$5.3	7.6%

The increase in selling, general, and administrative expenses between the two periods was primarily attributable to increased expenditures for product liability of $3.6 million and higher marketing expenses combined with a reduction in licensing income of $0.6 million, offset by lower incentive compensation expense of $3.9 million. Research and development expenses were $6.1 million in 2003, unchanged from 2002 and are related to testing and development of existing and new products.

The increase in other expenses was primarily due to other unusual charges incurred in connection with the first quarter 2003 recapitalization transactions, which includes $4.5 million related to the acceleration and subsequent cancellation of options to purchase common stock of Holding, $0.7 million of additional interest expense representing a call premium for early redemption of the Refinanced Notes, and $1.5 million expensed for unamortized debt issuance costs related to the Old Credit Facility, partially offset by the special payment of $1.8 million that occurred in 2002.

Interest Expense. Interest expense in 2003 was $24.8 million, an increase of $12.5 million, or 101.6%, from $12.3 million in 2002. Interest expense includes $1.8 million in both 2003 and 2002 that was reclassified to discontinued operations. The increase in interest expense was primarily the result of $10.1 million resulting from higher overall borrowings and $1.9 million related to higher interest rates on the Notes as compared to the Refinanced Notes.

Taxes. The Company’s effective tax rate is 39.5%. The Company has finalized its examination by the Internal Revenue Service for tax years 2000 and 2001 and the outcome of the examination did not have a significant impact on the financial position, results of operations or cash flows of the Company.

Discontinued Operations. On February 6, 2004, we entered into the Stren Asset Purchase Agreement pursuant to which we sold to the Purchasers certain specific assets relating to our fishing line business, effective as of February 9, 2004. The fishing line business had been a part of the all other reporting segment.

The purchase price paid to us, based on the fair market value of the assets sold, was $44.0 million in cash, $1.0 million of which has been placed into escrow as security for certain post-closing obligations to procure certain materials for the Purchasers. The assets sold had a net book value of approximately $17.9 million and we retained net working capital of $2.5 million of accounts receivable and accounts payable. The net gain that will be recorded during the first quarter 2004 on the disposal of discontinued operations is approximately $13.6 million, net of income taxes.

The following represents a summary of key components of income from discontinued operations:

Discontinued Operations:	December 31, 2003	December 31, 2002	December 31, 2001
Net Sales	$16.4	$19.1	$17.4
Pre-tax operating results	4.1	6.6	4.0
Interest Expense Allocation	1.8	1.8	2.7
Income from operations, after tax	1.4	2.9	0.8

In the transaction described above, certain specified assets of $18.0 million and $16.4 million at December 31,2003 and 2002, respectively, were reclassified to assets held for sale in the consolidated balance sheet. Additionally, amounts related to the operations for the years ended December 31, 2002 and 2001 have been reclassified in the accompanying statement of operations as discontinued operations.

Assets Held for Sale:	December 31, 2003	December 31, 2002
Inventories	$6.3	$4.8
PP&E	0.2	0.1
Intangibles	11.5	11.5

Total Assets of Discontinued Operations	$18.0	$16.4

Year Ended December 31, 2002 as Compared to the Year Ended December 31, 2001

Net Sales. The following table compares sales by reporting segment for the years ended December 31, 2002 and 2001:

	Twelve Months ended December 31,
	2002	Percent of Net Sales	2001	Percent of Net Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(Dollars in Millions)
Net Sales
Firearms	$194.0	50.5%	$185.4	50.7%	$8.6	4.6%
Ammunition	163.9	42.7	154.9	42.4	9.0	5.8
All Other	26.0	6.8	25.4	6.9	0.6	2.4

Consolidated	$383.9	100.0%	$365.7	100.0%	$18.2	5.0%

Management believes that a portion of the increase in sales in the firearms and ammunition segments for 2002 can be attributed to the lower shipment levels in the first three quarters of 2001. This lower level of shipments was due in part to a decrease in demand for firearms and ammunition in such period, which management believes was related to the economic slowdown in 2001. We experienced an increased demand for our firearms and ammunition products in the fourth quarter of 2001, which continued to have an impact through the first nine months of 2002.

The increase in Firearms net sales from 2001 to 2002 resulted primarily from higher sales volumes in shotguns and centerfire rifles, mainly the 870 Express series of shotguns, the Model 700, the Model 710 centerfire rifles and the M-24 military rifle system, combined with higher pricing in both the centerfire and shotgun product lines.

The increase in Ammunition sales from 2001 to 2002 was primarily attributable to higher sales volumes across all product categories, especially the new Hevi–Shot products and rimfire ammunition.

The increase in the sales in the all other segment is primarily resulting from higher sales volumes of targets and powdered metal products.

Cost of Goods Sold. The table below depicts the cost of goods sold by reporting segment for the years ended December 31, 2002 and 2001:

	Twelve Months ended December 31,
	2002	Percent of Net Sales	2001	Percent of Net Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(Dollars in Millions)
Cost of Goods Sold
Firearms	$134.0	69.1%	$125.7	67.8%	$8.3	6.6%
Ammunition	120.6	73.6	121.2	78.2	(0.6)	(0.5)
All Other	18.5	71.2	19.5	76.8	(1.0)	(5.1)

Consolidated	$273.1	71.1%	$266.4	72.8%	$6.7	2.5%

The increase in the cost of goods sold for firearms and as a percentage of sales from 2001 to 2002 was due to higher retiree benefits costs and workers compensation expense of $4.4 million, partially offset by a combination of higher sales volumes of high margin products including centerfire rifles such as the M-24 and the Model 700, and a decrease of $2.0 million in depreciation expense.

The decrease in the cost of goods sold in the ammunition segment and as a percentage of sales from 2001 to 2002 was due to a decrease of approximately $8.4 million in manufacturing costs associated with higher production levels and a reduction in shutdown time at the ammunition facility, and a decrease of $1.9 million in depreciation expense, partially offset by higher overall sales volumes of ammunition and higher retiree benefits of $0.1 million.

The decrease in the cost of goods sold for the all other segment and as a percentage of sales was primarily due to higher sales volumes of high margin accessory products, consisting primarily of gun parts.

Operating Expenses. Operating expenses consist of selling, general and administrative expense, research and development expense and other expense.

	2002	2001	$ Increase/ (Decrease)	% Increase/ (Decrease)
Operating Expenses
SG&A	$61.0	$58.2	$2.8	4.8%
R&D	6.1	5.7	0.4	7.0
Other	2.7	2.0	0.7	35.0

Consolidated	$69.8	$65.9	$3.9	5.9%

The increase in selling, general and administrative expense from the prior year period was primarily attributable to increases in variable administrative expense and insurance premiums of approximately $6.4 million, offset by a reduction in distribution and bad debt expense of $2.1 million and an increase of $0.7 million in licensing income.

The increase in other expense from 2001 to 2002 was due to a special payment made to holders of options and deferred stock of Holding during the third quarter of approximately $1.8 million, and marking deferred shares of Holding to market during the fourth quarter as part of the Transaction of approximately $0.3 million, partially offset by the elimination of the amortization of certain intangibles under SFAS 142 of approximately $1.2 million.

Interest Expense. The decrease in interest expense resulted from a decrease in interest rates combined with a decrease in average outstanding debt under our old credit agreement. See “—Liquidity and Capital Resources”.

Change in Accounting Principle. Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. The Company recognized an impairment loss, net of tax, of $1.4 million, in two businesses in the All Other reporting segment for possible impairment. The Company continues to monitor one of the business units in the All Other reporting segment for possible impairment. The assessment of the relevant facts and circumstances is ongoing, and a triggering event may occur in future periods in which case non-cash impairment charges may be necessary.

Liquidity and Capital Resources

Overview

We have historically funded expenditures for operations, administrative expenses, capital expenditures, debt service obligations and dividend payments with internally generated funds from operations, with working capital needs being satisfied from time to time with borrowings under our senior secured credit facility. We believe that we will be able to meet our debt service obligations and fund our operating requirements in the future with cash flow from operations and borrowings under our Credit Facility prior to the maturity of the Credit Facility, although no assurance can be given in this regard. We continue to focus on working capital management, including the collection of accounts receivable, managing inventory levels to keep them in line with sales projections and management of accounts payable.

Contractual Obligations and Commercial Commitments

We have various purchase commitments for services incidental to the ordinary conduct of business, including for services relating to our Information Systems maintenance contracts and our NASCAR sponsorship. Such commitments are not at prices in excess of current market prices. We have purchase contracts with certain raw materials suppliers, for periods ranging from one to seven years, some of which contain firm commitments to purchase minimum specified quantities. However, such contracts had no significant impact on our financial condition, results of operations, or cash flows during the reporting period.

In recognition of and support of certain legal and legislative initiatives, the firearms industry established the Hunting and Shooting Sports Heritage Fund of which the Company is a member. The Company has historically made annual contributions to the Heritage Fund ranging from 0.5% to 1% of the Company’s annual revenues since becoming a member. Due to a combination of factors, including the general state of the economy, the Company did not make a contribution to the Heritage Fund in 2003. Contributions in 2002 and 2001 were $0.8 million and $1.7 million, respectively.

We support service and repair facilities for all of our firearm products in order to meet the service needs of our distributors, customers and consumers nationwide. We provide consumer warranties against manufacturing defects in all firearm products we sell in North America. Estimated future warranty costs are accrued at the time of sale. Product modifications or corrections are voluntary steps taken by us to assure proper usage or performance of a product by consumers. The cost associated with product modifications and or corrections are recognized in accordance with SFAS No. 5, Accounting for Contingencies, and charged to operations. The cost of these programs is not expected to have a material adverse impact on our operations, liquidity or capital resources.

The following represents our contractual obligations and other commercial commitments as of December 31, 2003:

	Payments Due by Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
	(dollars in millions)
Contractual Obligations:
10½% Senior Notes due 2011	$200.0	$—	$—	$—	$200.0
Working Capital Facility Borrowings	28.3	—	—	28.3	—
Capital Lease Obligations	1.3	0.5	0.8	—	—
Operating Leases	6.4	1.1	2.8	1.8	0.7
Other Long-term Obligations	17.5	10.2	7.1	0.2	—

Total Contractual Cash Obligations	$253.5	$11.8	$10.5	$30.5	$200.7

Other Commercial Commitments:
Standby Letters of Credit	$3.7	$3.7	$—	$—	$—

Total Commercial Commitments	$3.7	$3.7	$—	$—	$—

Liquidity

As of December 31, 2003, we had outstanding approximately $230.5 million of indebtedness, consisting of approximately $200.0 million aggregate principal amount of the notes, $28.3 million in borrowings under the new working capital facility, $1.3 million in capital lease obligations and a $0.9 million note payable to Holding. As of December 31, 2003, we also had aggregate letters of credit outstanding of $3.7 million. In connection with the Transactions on January 24, 2003 and as discussed in Note 12 to our financial statements, all of our indebtedness under our 9½% Senior Subordinated Notes due 2003 and under our old credit agreement was refinanced and Remington distributed a dividend to Holding of approximately $100 million with the net proceeds from the offering of the old notes and borrowings under our new working capital facility. As a result of the Transactions, we expect to experience higher levels of interest expense, which may result in lower net income.

Our Credit Facility provides for aggregate borrowings of up to $125.0 million, subject to borrowing base and other limitations, under a revolving credit facility through January 23, 2008. As of December 31, 2003 we had approximately $16.5 million available for borrowing as determined pursuant to the Credit Facility, as amended.

On June 30, 2003, and November 30, 2003, we declared and paid dividends of $1.2 million and $2.1 million to Holding. We expect to make future dividend payments to Holding based on available cash flows as permitted by the Credit Facility and the indenture for the Notes.

As a result of plan performance, we will be required to make contributions of approximately $6.4 million to plan assets under its defined benefit pension plan which will be made in several installments throughout 2004. We made contributions of approximately $5.2 million to plan assets under its defined-benefits pension plan during 2003.

As a result of the sale of our fishing line business on February 9, 2004, we applied $43.0 million against our outstanding revolver balance at the time. We expect to make required tax payments during the year. Our after tax proceeds from the sale are estimated to be approximately $29.0 million.

10½% Senior Notes due 2011.

The Notes were initially issued on January 24, 2003 in an aggregate principal amount of $200.0 million. The Notes are senior unsecured obligations of Remington guaranteed by each of Remington’s existing domestic subsidiaries. The indenture for the Notes contains restrictive covenants that, among other things, limit the incurrence of debt by Remington and its subsidiaries, the payment of dividends to Holding, the use of proceeds of specified asset sales and transactions with affiliates. Pursuant to the registration rights agreement entered into with the initial purchasers of the Notes, additional interest of approximately $0.1 million accrued on the Notes from June to August 2003 and was paid in 2003. The additional interest was as a result of a failure to cause the required registration statement with respect to the Note, to be declared effective by the required deadline and as a result of a failure to consummate the required exchange offer with respect to the Notes by the required deadline. The exchange offer has been consummated and all accruals of additional interest have ceased. As of December 31, 2003, $200.0 million aggregate principal amount of Notes was outstanding.

Credit Facility

Our Credit Facility, as amended, provides $125.0 million of revolving credit agreements under an asset-based senior secured revolving credit facility. Amounts available under the Credit Facility are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable and eligible inventory and an amortizing balance related to eligible machinery and equipment in addition to a minimum availability requirement as described below. The Credit Facility also includes a letter of credit subfacility of up to $15.0 million.

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

On October 31, 2003, we entered into a second amendment to the Credit Facility. Under the terms of the Credit Facility, as amended through the second amendment, from the date of the second amendment through the earlier of (i) March 30, 2006 and (ii) subject to meeting specified financial conditions, such date as we may determine (such period, the “Availability Test Period”). In addition, the second amendment provided a waiver for failure to comply with the financial covenants under the Credit Facility from September 30, 2003 through December 30, 2003. Remington paid an amendment fee of $0.2 million in connection with the second amendment, which is being amortized over the Availability Test Period.

Under the terms of the Credit Facility, as amended through the second amendment:

•	All of Remington’s existing and future domestic subsidiaries are either co-borrowers under, or guarantors of, the facility. The facility is secured by substantially all of our real and personal property, including without limitation the capital stock of our subsidiaries.

•	Amounts outstanding under the facility bear interest at a rate equal to, at our option, (1) an alternate base rate plus applicable margin, (1.50% at December 31, 2003) or (2) a reserve adjusted LIBOR rate plus an applicable margin, (3.0% at December 31, 2003) These margins are subject to periodic adjustment based on certain levels of financial performance at various times during the term of the Credit Facility.

•	The facility, as amended through the second amendment, contains financial covenants and other customary affirmative and negative covenants, including but not limited to:

(1)	a minimum availability under the Credit Facility of $35.0 million (except during any single period of up to 60 consecutive days from June through September of each year, when such minimum availability requirement may be reduced to $25.0 million). For any period during the Availability Test Period when such minimum availability requirement is not met, the Company must maintain (i) a maximum leverage ratio of 6.0 to 1.0 (compared with what would have been a maximum leverage ratio of 5.0 to 1.0 without the second amendment) and (ii) a minimum fixed charge coverage ratio of 1.1 to 1.0 (same as the required minimum fixed charge coverage ratio prior to the second amendment).

(2)	during the Availability Test Period, Remington must also meet a new financial covenant requiring the maintenance of specified levels of Consolidated EBITDA (as defined in the Credit Facility).

(3)	at the end of the Availability Test Period, Remington will be subject to the maximum leverage ratio and the minimum fixed charge leverage ratio specified above without regard to the amount of availability under the Credit Facility.

(4)	limitations on capital expenditures exceeding $12.5 million during any fiscal year; and

(5)	limitations on indebtedness, liens, investments, mergers and other acquisitions, asset dispositions, transactions with affiliates, and dividends and other distributions.

•	The facility contains customary events of default.

•	We are required to pay certain fees in connection with the facility, including (1) letter of credit fees, (2) agency fees and (3) an unused commitment fee equal to 0.375% per annum of the average unused amount of the facility.

On February 9, 2004, we entered into a third amendment to the Credit Facility. Under the terms of the third amendment, the lenders under the Credit Agreement consented to Remington and RA Brands’ sale of specified assets pursuant to the Stren Asset Purchase Agreement, the release of liens against such assets, and the retention of the proceeds of such sale, subject to a requirement to use such proceeds to invest in productive assets or permanently pay down amounts outstanding under the Credit Agreement within one year of such sale. Pursuant to the amendment, further modifications were made to certain required financial levels under the Credit Facility:

(1)	the minimum amount of availability required to be maintained during the Availability Test Period was amended to increase the minimum availability requirements from $35.0 million to $40.0 million (except during any single period of up to 60 consecutive days from June through September of each year during the Availability Test Period, when such minimum availability requirement has been increased from $25.0 million to $30.0 million) and reduce these levels back to $35.0 million and $25.0 million, respectively, upon a permanent pay down of no less than $5.0 million under the Credit Agreement with the proceeds from the sale of certain specified assets relating to the fishline business; and

(2)	the minimum levels of Consolidated EBITDA required to be maintained during the Availability Test Period were amended to reflect an adjustment for the sale of certain specified assets relating to the fishline business.

Remington paid an amendment fee of $0.1 million in connection with the third amendment, which will be included as part of the cost of the sale. We expect to be in compliance with the financial covenants under the Credit Facility, as amended. As of December 31, 2003, the Company was in compliance with financial covenants; however, there can be no assurance that we will continue to be in compliance.

Capital & Operating Leases and Other Long-term Obligations

We maintain capital leases mainly for computer equipment. We have two contracts that extend beyond five years, the lease for our Memphis warehouse, which extends to 2010 and a steam purchase contract, which extends to 2012 and contains an option to cancel with 3 years notice. We also maintain contracts for Information Systems and for sponsorship of NASCAR racing team, which is cancelable upon certain conditions, including death and injury to the driver.

Cash Flows and Working Capital

Net cash used in operating activities was $7.3 million for the year ended December 31, 2003 and net cash provided from operating activities was $21.7 million for the year ended December 31, 2002. The $29.0 million increase in cash used in operating activities resulted primarily from a decrease in earnings combined with lower other accrued and long-term liabilities. Other accrued and long-term liabilities decreased $8.2 million from December 31, 2002, primarily as a result of lower accruals for worker’s compensation, incentive compensation, excise taxes, and rebates. Accounts receivable increased $8.5 million from December 31, 2002 to $67.1 million at December 31, 2003 primarily as a result of approximately $33.3 million of firearms and ammunition sales on extended terms. Consistent with prior years, some of these terms provide cash discount incentives and require payment by April and May 2004 for firearms and by September 2004 for both firearms and ammunition. Inventories increased $0.3 million from December 31, 2002 to $85.9 million at December 31, 2003.

Net cash used in investing activities for the year ended December 31, 2003 and 2002 was $6.9 million and $7.5 million, respectively. The $6.9 million of expenditures for the year ended December 31, 2003 consisted primarily of capital expenditures for new equipment related to the manufacture of firearms, as well as replacement equipment and improvement projects concentrated on enhancing and maintaining operating efficiency throughout existing facilities.

Net cash provided by financing activities for the year ended December 31, 2003 was $14.2 million and net cash used in financing activities for the year ended December 31, 2002 was $27.2 million. The $41.4 million increase in cash provided by financing activities primarily resulted from approximately $31.3 million of higher borrowings under the revolving credit facility paired with the issuance of $200.0 million of Notes and capital contributions from Holding of $4.5 million offset by the redemption of the $86.9 million in outstanding notes, increased dividend payments of $88.2 up to $103.3 million, a decrease in book overdraft of $7.1 million and payment of debt issuance costs of $12.4 million.

Dividend Policy

The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors of the respective company, subject to the restrictions set forth in the Credit Agreement and the Indenture, which currently restrict the payment of cash dividends to shareholders.

Capital Expenditures

Capital expenditures for the year ended December 31, 2003 were $6.9 million, primarily for new equipment related to the manufacture of firearms, as well as replacement equipment and improvement projects concentrated on enhancing and maintaining operating efficiency throughout existing facilities. We expect total capital expenditures to be approximately $8.1 million in 2004 which will be used for equipment associated with new product introductions, replacement and maintaining operating efficiency.

Financial Instruments

We have only limited involvement with financial instruments and do not use them for trading purposes. Financial instruments, which are a type of financial derivative instrument, are used to manage well-defined interest rate and commodity price risks. The criteria to qualify for hedge accounting are that the instrument must be related to an asset, liability, firm commitment or anticipated transaction that is probable and whose characteristics and terms have been identified. In addition, the investment must reduce the risks of commodity price movements or change the character of the interest rate.

We have employed various strategies, including call options, zero cost collars and futures to hedge the price risk related to firm commitments and anticipated purchases of lead and copper to be used in the manufacturing process. We buy call options for an up front fee for the right to purchase a specified amount of metal at a pre-determined price and date. Hedging gains and losses are offset against purchase price variances on physical purchases of the commodities. The amounts of premiums paid for commodity contracts outstanding at December 31, 2003, 2002, and 2001 were $0.7 million, $0.6 million, and $0.4 million, respectively. At December 31, 2003, 2002 and 2001, the market value of our outstanding contracts relating to firm commitments and anticipated purchases up to one year from the respective date was $2.8 million, $0.2 million, and $0.2 million, respectively. Such market values have been determined with the assistance of an independent broker. During 2003, commodity prices increased which resulted in higher market values of our existing hedging contracts. Net losses of $0.3 million, $0.2 million and $0.3 million on derivative instruments were reclassified to cost of sales from accumulated other comprehensive income (loss), during the years ended December 31, 2003, 2002 and 2001, respectively. See Note 20 to our consolidated financial statements for the year ended December 31.

We were not a party to any interest rate cap, hedging or other protection arrangements with respect to our variable rate indebtedness as of December 31, 2003, December 31, 2002, and December 31, 2001.

The estimated value of our debt at December 31, 2003 was $240.5 million compared to a carrying value of $230.5 million. Both the estimated value and carrying value of our debt at December 31, 2002 was $101.1 million. All fixed rate indebtedness was valued based on current market quotes. All variable rate indebtedness is assumed at market.

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and is related to certain derivatives embedded in other contracts and for hedging activities under SFAS 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and is to be applied prospectively. SFAS No. 149 has not had an impact on our financial position, results of operations or cash flows.

The FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” certain provisions of which became effective July 1, 2003. The standard specifies that instruments within its scope, which include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares, represent obligations of the issuer and, therefore, the issuer must classify them as liabilities. In November 2003, the FASB deferred indefinitely certain provisions of the standard surrounding the treatment of mandatorily redeemable non-controlling interests in finite lived entities. Adoption of the provisions of this standard on July 1, 2003 had no impact on our consolidated financial position or results of operations and we do not have any mandatorily redeemable non-controlling interests in finite-lived entities.

In December 2003, the FASB issued SFAS No. 132R, “Employers’ Disclosures about Pension and Other Postretirement Benefits, an update of FASB Statements No. 87, 88, and 106”. SFAS No. 132R revises disclosures requirements for pension plans and other postretirement plans to provide additional information in both interim and annual financial statements regarding the type of plan assets, investment strategy, expected future cash flows and the general approach in developing plan assumptions. We have adopted the provisions of this statement as of December 31, 2003.

In January 2004, the FASB issued Financial Staff Position (FSP) SFAS No. 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”)”. FSP SFAS No. 106-1 introduces accounting guidance for the Act’s subsidy provisions given to health care plan sponsors who provide specified levels of postretirement healthcare benefits. We have not accounted for the subsidy provisions of the Act as of December 31, 2003 as allowed under FSP SFAS No. 106-1.

Information Concerning Forward-Looking Statements

The statements contained in this report (other than our consolidated financial statements and other statements of historical fact) are forward-looking statements, including, without limitation (i) the statement in “Business—Market Trends” that we believe that hunting safety issues may affect sales of firearms, ammunition and other shooting-related products; (ii) the statement in “Business—Regulation” that we believe that the current trend, or the consumer perception thereof, toward firearms regulatory proposals and municipal handgun litigation could adversely affect the firearms and ammunition market; (iii) the statement in “Business—Supply of Raw Materials” that we believe we have a good relationship with our vendors and do not currently anticipate material shortages or disruptions in supply from these vendors; (iv) the statement in “Business—Supply of Raw Materials” that we believe we have a good relationship with our stamped parts supplier and do not currently anticipate any material shortages or disruption in supply of these stamped parts; (v) the statement in “Business—Environmental Matters” concerning our belief that current environmental regulations or the outcome of any governmental proceedings and orders pertaining to environmental compliance will not have a material adverse effect on our business; (vi) other statements as to management’s or our expectations and beliefs presented in “Business;” (vii) the statement in “—Liquidity and Capital Resources—Capital Expenditures” that we anticipate year 2004 capital expenditures of $8.1 million for equipment that will improve manufacturing operating efficiencies; (viii) the statements in “—Liquidity and Capital Resources—Overview” concerning our belief that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the Working Capital Facility and; (ix) the statements in “—Product Liability” concerning (a) our belief that product liability cases and claims involving occurrences arising prior to the Acquisition are not likely to have a material adverse effect upon our financial condition or results or operations, (b) our belief that the outcome of all pending product liability cases and claims will not have a material adverse effect upon our financial condition or result of operations and (c) management’s estimates concerning our claims relating to occurrences arising during 2003, 2002 and 2001 and the time period during which the amount of our self insured retention will be paid out; (x) the statement in “Quantitative and Qualitative Disclosures About Market Risk” that we believe that a near-term change in commodity prices will not materially impact our consolidated financial position, results of operations, future earnings, fair value or cash flows (xi) other statements as to management’s or our expectations and beliefs presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” (xii) the statements in “Legal Proceedings” concerning (a) our belief that its current product liability insurance coverage for personal injury and property damage is adequate for its needs, (b) our belief that although we anticipate that we will continue to be involved in product liability cases and claims in the future, the outcome of all pending product liability cases and claims will not be likely to have a material adverse effect upon our financial conditions or results of operations and (c) our anticipation that we, as well as other manufacturers of firearm or ammunition products, will continue to be involved in product liability cases and claims in the future and (xiii) other statements as to management’s or our expectations and beliefs presented in “Legal Proceedings.”

Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects upon us. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on us will be those anticipated by management. The following important factors, and those important factors described elsewhere in this report (including, without limitation, those discussed in “Business—Hunting/Shooting Sports,” “—Marketing and Distribution,” “—Patents and Trademarks” and “—Environmental Matters” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview,” “—Taxes,” “—Liquidity and Capital Resources,” “—Product Liability,” and “Legal Proceedings”), or in our other Securities and Exchange Commission filings, could affect (and in some cases have affected) our actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

•	Our ability to make scheduled payments of principal or interest on, or to refinance its obligations with respect to its indebtedness and to comply with the covenants and restrictions contained in the instruments governing such indebtedness will depend on our future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rate levels, and financial, competitive, business and other factors beyond our control including the responses of competitors, changes in customer inventory management practices, changes in customer buying patterns, regulatory developments and increased operating costs.

•	The degree to which we are leveraged could have important consequences, including the following: (i) our ability to obtain additional financing for working capital or other purposes in the future may be limited; (ii) a substantial portion of our cash flow from operations will be dedicated to the payment of principal and interest on our indebtedness, thereby reducing funds available for operations; (iii) certain of our borrowings will be at variable rates of interest, which could cause us to be vulnerable to increases in interest rates and (iv) we may be more vulnerable to economic downturns and be limited in its ability to withstand competitive pressures.

•	Our ability to meet our debt service and other obligations will depend in significant part on customers purchasing our products during the fall hunting season. Notwithstanding our cost containment initiatives and continuing management of costs, a decrease in demand during the fall hunting season for our higher priced, higher margin products would require the us to further reduce costs or increase our reliance on borrowings under the Credit Facility to fund operations. No assurance can be given that we would be able to reduce costs or increase our borrowings sufficiently to adjust to such a reduction in demand.

•	Because of the nature of our products, we anticipate that we will continue to be involved in product liability litigation in the future. Our ability to meet our product liability obligations will depend (among other things) upon the availability of insurance, the adequacy of our accruals, the Seller’s ability to satisfy their obligations to indemnify us against certain product liability cases and claims and Seller’s agreement to be responsible for certain post-Acquisition shotgun related costs.

•	We face significant competition. Our competitors vary according to product line. Certain of these competitors are subsidiaries of large corporations with substantially greater financial resources than us. There can be no assurance that we will continue to compete effectively with all of our present competition, and our ability to so compete could be adversely affected by its leveraged condition.

•	Sales made to Wal-Mart Stores, Inc. (“Wal-Mart”) accounted for approximately 19% of our total net revenues in 2003 and 14% of the accounts receivable balance. Our sales to Wal-Mart are not governed by a written contract between the parties. In the event that Wal-Mart were to significantly reduce or terminate its purchases of firearms and/or ammunition from us, our financial condition or results of operations could be adversely affected.

•	We utilize numerous raw materials, including steel, lead, brass, plastics and wood, as well as manufactured parts, which are purchased from one or a few suppliers. Any disruption in our relationship with these suppliers could increase the cost of operations.

•	The purchase of firearms is subject to federal, state and local governmental regulation. Regulatory proposals, even if never enacted, may affect firearms or ammunition sales as a result of consumer perceptions. While we do not believe that existing federal and state legislation relating to the regulation of firearms and ammunition has had a material adverse effect on our sales from 2001 through 2003, no assurance can be given that more restrictive regulations, if proposed or enacted, will not have a material adverse effect on us in the future.

•	As a manufacturer of firearms, we have been named as a defendant in certain lawsuits brought by municipalities or organizations challenging manufacturers’ distribution practices and alleging that the defendants have also failed to include a variety of safety devices in their firearms. Our insurance coverage regarding such claims may be limited. In the event that additional such lawsuits were filed, or if certain legal theories advanced by plaintiffs were to be generally accepted by the courts, our financial condition and results of operations could be adversely affected.

While we periodically reassess material trends and uncertainties affecting the operations and financial condition in connection with its preparation of Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our quarterly and annual reports we do not intend to review or revise any particular forward-looking statement referenced in this report in light of future events.

Product Liability

For information concerning product liability cases and claims involving us, see “Business—Legal Proceedings”. Because our assumption of financial responsibility for certain product liability cases and claims involving pre-Acquisition occurrences was limited to an amount that has now been fully paid, with the sellers retaining liability in excess of that amount and indemnifying us in respect thereof, and because of the passage of time, we believe that product liability cases and claims involving occurrences arising prior to the Acquisition are not likely to have a material adverse effect upon our financial condition, results of operations, or cash flows. See “Business—Certain Indemnities”.

While it is difficult to forecast the outcome of litigation, we do not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, our accruals for the uninsured costs of such cases and claims and the sellers’ agreement to bear partial responsibility for certain post-Acquisition shotgun-related product liability costs, as well as the type of firearms products we make), that the outcome of all pending product liability cases and claims will be likely to have a material adverse effect upon our financial condition, results of operations, or cash flows. However, in part because of the uncertainty as to the nature and extent of manufacturer responsibility for product liability allegations, especially as to firearms, as well as the potential nature of firearms-related injuries, there can be no assurance that our resources will be adequate to cover both pending and future product liability occurrences, cases or claims, in the aggregate, or that such a material adverse effect will not result therefrom. Because of the nature of our products, we anticipate that we will continue to be involved in product liability cases and claims in the future.

Since December 1, 1993, we have maintained insurance coverage for product liability claims for personal injury or property damage relating to occurrences after the Acquisition, subject to certain self-insured retentions on a per-occurrence basis. The current insurance policy extends through November 30, 2004. Certain of our current excess insurance coverage expressly excludes actions brought by municipalities as described in “Business—Legal Proceedings”. We paid $3.2 million, $4.4 million, and $2.1 million in connection with product liability cases and claims in the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, our accrual for product liability cases and claims was approximately $9.7 million. The amount of our accrual for product liability cases and claims is based upon estimates developed as follows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Certain of our financial instruments are subject to market risks, including interest rate risk. We were not a party to any interest rate cap or other protection arrangements with respect to our variable rate indebtedness as of December 31, 2003. A one percentage point change in the variable rate would increase or decrease interest expense by $0.5 million. We use commodity options contracts to hedge against the risk of increased prices for lead and copper to be used in the manufacture of our products. At December 31, 2003, the market value of our outstanding contracts relating to firm commitments and anticipated purchases up to one year from the respective balance sheet date was $2.8 million, which represents approximately 366% increase over the market value during third quarter. With the volatility of pricing we have experienced, we believe that a near term change in commodity prices could have a material impact on our consolidated financial position, results of operations, future earnings, fair value or cash flows. We believe that we do not have a material exposure to fluctuations in foreign currencies. We do not hold or issue financial instruments for trading purposes. See “—Liquidity & Capital Resources—Financial Instruments.”

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Auditors

To the Shareholders and Board of Directors of

Remington Arms Company, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the index appearing in Item 15 (a) (1) present fairly, in all material respects, the financial position of Remington Arms Company, Inc. (the “Company”) at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing in Item 15 (a) (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8 to the consolidated financial statements, the Company changed its accounting policy for goodwill amortization in 2002.

PricewaterhouseCoopers LLP

Greensboro, North Carolina

March 2, 2004

REMINGTON ARMS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions, Except Share Amounts)

	December 31, 2003	December 31, 2002
ASSETS
Current Assets
Cash and Cash Equivalents	$0.4	$0.4
Accounts Receivable Trade—net	67.1	58.6
Inventories—net	85.7	85.6
Supplies	6.7	6.3
Prepaid Expenses and Other Current Assets	6.8	2.4
Deferred Income Taxes	14.2	11.7

Total Current Assets	180.9	165.0
Property, Plant and Equipment—net	75.8	79.1
Goodwill and Other Intangible Assets—net	62.7	65.2
Debt Issuance Costs—net	10.6	1.5
Other Noncurrent Assets	7.8	7.4
Assets Held for Sale	18.0	16.4

Total Assets	$355.8	$334.6

LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities
Accounts Payable	$20.1	$19.9
Book Overdraft	6.7	10.8
Current Portion of Long-Term Debt	0.5	1.0
Current Portion of Product Liability	2.4	2.2
Accrued Income Taxes	2.5	2.2
Other Accrued Liabilities	28.7	38.1

Total Current Liabilities	60.9	74.2
Long-Term Debt, net of Current Portion	230.0	100.1
Retiree Benefits	43.1	43.1
Product Liability, net of Current Portion	7.3	4.2
Deferred Tax Liability	1.9	0.5
Other Long-Term Liabilities	0.2	0.3

Total Liabilities	343.4	222.4
Commitments and Contingencies
Shareholder’s Equity
Common Stock, par value $.01; 1,000 shares authorized and outstanding	—	—
Paid in Capital	86.4	82.6
Accumulated Other Comprehensive Loss	(1.2)	(4.1)
Retained Earnings (Accumulated Deficit)	(72.8)	33.7

Total Shareholder’s Equity	12.4	112.2

Total Liabilities and Shareholder’s Equity	$355.8	$334.6

The accompanying notes are an integral part of these consolidated financial statements.

REMINGTON ARMS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in millions)

	Year Ended December 31,
	2003	2002	2001
Sales	$360.7	$383.9	$365.7
Cost of Goods Sold	270.2	273.1	266.3

Gross Profit	90.5	110.8	99.4
Selling, General and Administrative Expenses	61.9	61.0	58.2
Research & Development Expenses	6.1	6.1	5.7
Other Expenses, net	0.4	2.7	2.0
Other Unusual Charges	6.7	—	—

Operating Profit	15.4	41.0	33.5
Interest Expense	23.0	10.5	12.6

(Loss) Income before Income Taxes, Discontinued Operations, and effect of Change in Accounting Principle	(7.6)	30.5	20.9
(Benefit) Provision for Income Taxes	(3.0)	12.0	8.0

Net (Loss) Income from Continuing Operations before effect of Change in Accounting Principle	(4.6)	18.5	12.9
Income from Discontinued Operations, net of tax expense of $0.9, $1.9, and $0.5, respectively	1.4	2.9	0.8
Cumulative effect of Change in Accounting Principle, net of $1.0 tax benefit	—	(1.4)	—

Net (Loss) Income	$(3.2)	$20.0	$13.7

The accompanying notes are an integral part of these consolidated financial statements.

REMINGTON ARMS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Year Ended December 31,
	2003	2002	2001
Operating Activities
Net (Loss)/Income	$(3.2)	$20.0	$13.7
Adjustments to reconcile Net (Loss)/Income to Net Cash provided by Operating Activities:
Cumulative effect of Accounting Change, net of tax	—	1.4	—
Depreciation	9.5	10.0	14.5
Amortization	1.8	1.9	4.1
Loss on debt issuance costs associated with refinancing	1.5	—	—
Loss on disposal of assets	0.5	0.2	0.4
Provision for Retiree Benefits	0.9	1.8	(3.0)
Deferred Income Taxes	(1.1)	1.6	0.5
Changes in Operating Assets and Liabilities, net of effects of discontinued operations:
Accounts Receivable Trade—Net	(8.5)	(13.1)	4.7
Inventories	(0.1)	(7.0)	15.1
Supplies	(0.4)	(0.3)	0.1
Prepaid Expenses and Other Current Assets	(4.4)	(0.4)	5.5
Other Noncurrent Assets	2.1	(2.6)	(0.4)
Accounts Payable	0.2	(1.3)	(3.3)
Product Liability	3.3	(4.1)	(1.0)
Income Taxes Payable	0.3	0.4	1.6
Other Accrued and Long-Term Liabilities	(8.2)	12.6	(2.1)

Net Cash (used in) provided by Continuing Operations	(5.8)	21.1	50.4
Net Cash (used in) provided by Discontinued Operations	(1.5)	0.6	0.5

Net Cash (used in) provided by Operating Activities	(7.3)	21.7	50.9

Investing Activities
Purchase of Property, Plant and Equipment	(6.8)	(7.4)	(4.2)
Net Cash used in Discontinued Operations	(0.1)	(0.1)	—

Net Cash used in Investing Activities	(6.9)	(7.5)	(4.2)

Financing Activities
Proceeds from Revolving Credit Facility	189.9	183.6	168.2
Principal Payments on Revolving Credit Facility	(172.6)	(197.6)	(207.7)
Book Overdraft	(4.1)	3.0	6.6
Cash Dividends Paid	(103.3)	(15.1)	—
Proceeds from Issuance of Long-Term Debt	200.0	—	—
Principal Payments on Long-Term Debt	(87.8)	(1.1)	(1.4)
Capital Contributions from RACI Holding, Inc.	4.5	—	—
Proceeds from Short-Term Debt	6.7	6.0	—
Principal Payments on Short-Term Debt	(6.7)	(6.0)	(1.4)
Debt Issuance Costs	(12.4)	—	(0.2)

Net Cash provided by (used in) Financing Activities	14.2	(27.2)	(35.9)

Increase (Decrease) in Cash and Cash Equivalents	—	(13.0)	10.8
Cash and Cash Equivalents at beginning of period	0.4	13.4	2.6

Cash and Cash Equivalents at end of period	$0.4	$0.4	$13.4

Supplemental Cash Flow Information:
Cash Paid During the Year for:
Interest	$21.9	$11.6	$14.1
Income Taxes	$1.8	$8.5	$7.4
Noncash Investing and Financing Activities:
Capital Lease Obligations Incurred	$0.1	$0.9	$1.9
Conversion of Parent Company Note to equity	$—	$7.6	$—
Issuance of Deferred Shares in Lieu of Bonus	$0.3	$—	$—
Payment made to Vendors on Behalf of RACI Holding, Inc.	$1.0	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

REMINGTON ARMS COMPANY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY/(ACCUMULATED DEFICIT) AND COMPREHENSIVE INCOME/(LOSS)

(dollars in millions)

	Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings/ (Accumulated Deficit)	Total Shareholder’s Equity
Balances, December 31, 2000	$75.0	$—	$15.1	$90.1

Comprehensive Income:
Net Income	—	—	13.7	13.7
Other comprehensive income:
Cumulative effect adjustment of SFAS 133 adoption, net of tax effect of $0.1	—	(0.2)	—	(0.2)
Net derivative losses, net of tax	—	(0.3)	—	(0.3)
Net derivative losses, reclassified to earnings	—	0.3	—	0.3

Total Comprehensive Income (Loss)	—	(0.2)	13.7	13.5

Balances, December 31, 2001	75.0	(0.2)	28.8	103.6

Comprehensive Net Income (Loss):
Net Income	—	—	20.0	20.0
Other comprehensive income:
Minimum Pension Liability Adjustment, net of tax	—	(3.8)	—	(3.8)
Net derivative losses, net of tax	—	(0.3)	—	(0.3)
Net derivative losses, reclassified to earnings	—	0.2	—	0.2
Net derivative gains reclassified as earnings	—	—	—	—

Total Comprehensive Income (Loss)	—	(3.9)	20.0	16.1

Cash Dividends Paid	—	—	(15.1)	(15.1)
Contribution from Parent	7.6	—	—	7.6

Balances, December 31, 2002	82.6	(4.1)	33.7	112.2

Comprehensive Net Income (Loss):
Net Loss	—	—	(3.2)	(3.2)
Other comprehensive loss:
Minimum Pension Liability, net of tax	—	1.2	—	1.2
Net derivative gains, net of tax	—	1.4	—	1.4
Net derivative losses, reclassified to earnings	—	0.3	—	0.3

Total Comprehensive Income (Loss)	—	2.9	(3.2)	(0.3)

Cash Dividends Paid	—	—	(103.3)	(103.3)
Contribution from RACI Holding, Inc.	4.8	—	—	4.8
Payment made to vendors on behalf of RACI Holding, Inc.	(1.0)	—	—	(1.0)

Balances, December 31, 2003	$86.4	$(1.2)	$(72.8)	$12.4

The accompanying notes are an integral part of these consolidated financial statements.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share amounts)

Note 1—Basis of Presentation

The accompanying consolidated financial statements of Remington Arms Company, Inc. (“Remington”) include the accounts of its wholly owned subsidiaries, RA Brands, L.L.C. and RA Factors, Inc. (together with Remington, the “Company”). All significant intercompany accounts and transactions have been eliminated. The accounts of the Company’s parent, RACI Holding, Inc. (“Holding”), which owns 100% of the issued and outstanding common stock of Remington, are not presented herein. Transactions between the Company and Holding and the related intercompany balances are reflected in the consolidated financial statements.

Certain reclassifications were made to the prior year’s financial statements to conform with the current presentation format. The reclassifications did not have a significant impact on the previously reported financial condition or results of operations. In addition, as a result of the sale of the fishing line business, the results of these operations have been included in discontinued operations and prior periods have been reclassified. See Note 3.

Note 2—Description of the Business

The Company is engaged in the design, manufacture and sale of sporting goods products for the hunting/shooting sports and related markets. The Company’s product lines consist of firearms, ammunition, hunting/gun care accessories, and clay targets sold under the Remington name and other labels.

Note 3—Subsequent Event - Discontinued Operations

On February 6, 2004, the Company and its wholly-owned subsidiary RA Brands, L.L.C. (“RA Brands”) entered into an Asset Purchase Agreement (the “Stren Asset Purchase Agreement”) with Pure Fishing, Inc. and its wholly-owned subsidiaries Pure Fishing I, LLC and Pure Fishing II, LLC (collectively, the “Purchasers”), pursuant to which Remington and RA Brands sold to the Purchasers certain specific assets relating to Remington’s fishing line business, effective as of February 9, 2004. The assets sold consisted of specified machinery, equipment, inventory, purchase orders and other contracts, trademarks, tradenames and other intellectual property, records, claims, and goodwill, in each case relating to Remington’s fishing line business which is part of the all other reporting segment.

The purchase price paid to Remington and RA Brands, for the assets sold, was $44.0 million in cash, $1.0 million of which has been placed into escrow as security for certain post-closing obligations to procure certain materials for the Purchasers. As a result of the sale of our fishing line business on February 9, 2004, we applied the $43.0 million in cash proceeds to pay down our then outstanding revolver balance in connection with the sale of the fishing line business. The assets sold had a net book value of approximately $17.9 million and Remington retained net working capital of $2.9 million of accounts receivable and accounts payable. The gain to be recorded in the first quarter 2004 on the disposal of discontinued operations was approximately $13.6 million, net of income taxes. Pursuant to the Stren Asset Purchase Agreement, Remington agreed not to compete with the Purchasers in the fishing line business for a period of five years, and also agreed to provide the Purchasers with certain transitional services and other services and rights relating to the sale of Remington’s fishing line business which are expected to be completed during 2004.

The following represents a summary of key components of income from discontinued operations:

Discontinued Operations:	December 31, 2003	December 31, 2002	December 31, 2001
Net Sales	$16.4	$19.1	$17.4
Pre-tax operating results	4.1	6.6	4.0
Interest expense allocation	1.8	1.8	2.7
Income from operations, after tax	1.4	2.9	0.8

Included in discontinued operations is an allocation of interest expense of $1.8 million, $1.8 million, and $2.7 million for the years ended December 31, 2003, 2002, and 2001, respectively. The interest expense allocation is based on the Company being required to make a payment of $43.0 million against its outstanding borrowings under the revolving Credit Facility with the proceeds received at the closing of the transaction on February 9, 2004. The interest expense allocation was computed by taking the $43.0 million revolver balance required to be paid down at the time of the sale closing, multiplied by the weighted average interest rate on the Credit Facility in the years ended 2003, 2002, and 2001. The Stren business has historically allocated

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

interest expense (approximately $0.2 million annually) as a result of actual working capital balances for the fishline business during each of the 3 years ended December 31, 2003.

In the aforementioned transaction, certain specified assets of $18.0 million and $16.4 million, at December 31, 2003 and 2002, respectively, were reclassified to assets held for sale in the consolidated balance sheet. Additionally, amounts related to the fishing line operations for the years ended December 31, 2002 and 2001 have been reclassified in the accompanying statement of operations as discontinued operations.

Assets Held for Sale:	December 31, 2003	December 31, 2002
Inventories, net	$6.3	$4.8
PP&E	0.2	0.1
Intangibles	11.5	11.5

Total Assets of Discontinued Operations	$18.0	$16.4

Note 4—Summary of Significant Accounting Policies

Cash and Cash Equivalents:

Cash and cash equivalents include demand deposits with banks and highly liquid investments with remaining maturities, when purchased, of three months or less.

Inventories:

Inventories are stated at the lower of cost or market. The cost of inventories is determined by the first-in, first-out (“FIFO”) method. Inventory costs include material, labor, and overhead. The Company provides inventory allowances based on estimated excess and obsolete inventories.

Supplies:

The cost of supplies is determined by the average cost method adjusted to the lower of cost and market.

Service and Warranty:

The Company supports service and repair facilities for all of its firearm products in order to meet the service needs of its distributors, customers and consumers nationwide. The Company provides consumer warranties against manufacturing defects in all firearm products it sells in North America. Estimated future warranty costs are accrued at the time of sale. Product modifications or corrections are voluntary steps taken by the Company to assure proper usage or performance of a product by consumers. The cost associated with product modifications and/or corrections is recognized in accordance with Statement of Financial Accounting Standard No. 5, Accounting for Contingencies, and charged to operations.

Property, Plant and Equipment:

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated lives of the assets. The estimated useful lives are principally 20 to 40 years for buildings and improvements, and 5 to 15 years for machinery and equipment. Management assesses property, plant and equipment for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, management projects undiscounted future cash flows resulting from the use of the asset over the remaining life of the asset. If these projected cash flows are less than the carrying amount of the asset, an impairment loss is recognized, resulting in a write-down of property, plant and equipment with a corresponding charge to operating income. Any impairment loss is measured based upon the difference between the carrying amount of the asset and the present value of future cash flows. The Company uses a discount rate equal to its average cost of funds to discount the expected future cash flows. There were no significant assets deemed impaired as of December 31, 2003, 2002 and 2001.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Maintenance and repairs are charged to operations; replacements and betterments are capitalized. Computer hardware and software costs under capital leases are amortized over the term of the lease. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized in operations, included in the other income and expenses.

Interest is capitalized in connection with the construction of major projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s useful life. There was no capitalized interest in 2003. Approximately $0.1 million of interest was capitalized in both 2002 and 2001.

Intangibles and Debt Issuance Costs:

Prior to January 1, 2002, intangibles, consisting primarily of goodwill, trade names and trademarks were amortized on a straight-line basis over their estimated useful lives of 40 years. Management assesses goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, management projects undiscounted future cash flows resulting from the use of the asset associated with the identified reporting unit. If these projected cash flows are less than the carrying amount of the goodwill, an impairment loss is recognized, resulting in a write-down of goodwill with a corresponding charge to operating income. The impairment loss is measured based upon the difference between the carrying amount of the goodwill and the present value of future cash flows. The Company uses a discount rate equal to its average cost of funds to discount the expected future cash flows. Debt issuance costs are amortized over the life of the related debt or amendment.

Amortization expense for debt issuance costs in 2003, 2002, and 2001 was $1.8 million, $1.9 million, and $1.7 million, respectively, and is expected to be approximately $1.9 million in 2004, 2005, 2006, 2007, and 2008.

Financial Instruments:

The Company does not use financial instruments for trading purposes. Financial instruments, which are a type of financial derivative instrument, are used to manage well-defined commodity price and interest rate risks and are considered hedges when certain criteria are met.

Gains and losses on commodity futures contracts qualifying as hedges are recorded as other comprehensive income and recognized in the statement of operations as a component of the cost of the related inventory when the inventory is sold. Market values of financial instruments were estimated based on quoted market prices, where available, or on current rates offered to the Company for debt with similar terms and maturities. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

Stock Options:

Since options have been granted at an option exercise price equal to the estimated fair value of the underlying Common Stock, no compensation expense has been recognized with respect to grants of stock options granted to date. Had compensation expense for such option grants been recognized under SFAS No. 123 based on the fair value of such options at the grant dates thereof in 2003, 2002 and 2001, the Company’s net income and income per share on a pro forma basis would have been as follows:

		2003	2002	2001
Net Income	As Reported	$(3.2)	$20.0	$13.7
Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects	2.7	—	—
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.8)	—	—

Net Income	Pro forma	$(2.3)	$20.0	$13.7

In February 2003, Holding distributed on behalf of Remington a special payment to holders of all stock options (in connection with the acceleration and resulting cancellation of the options) of approximately $220.31 per share, in an aggregate amount of $4.5 million, which is $2.7 million, net of tax, as accounted for under APB Opinion No. 25. Under

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

SFAS No. 123, the expense associated with these options would have been approximately $1.8 million in 2003, with the remaining compensation expense having already been recorded in prior years.

For purposes of the foregoing, the fair value of each option grant is estimated as of the date of grant using a modified-Black Scholes Option Model with the following weighted average assumptions for:

	2003	2002	2001
Risk Free Interest Rate	3.3%	3.2%	5.8%
Dividend Yields	0.0%	0.0%	0.0%
Volatility Factor	0.0%	0.0%	0.0%
Weighted Average Expected Option Life	0.8 years	3.5 years	3.0 years

Income Taxes:

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are based on the difference between the financial reporting and tax bases of assets and liabilities, applying tax rates applicable to the year in which the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be realized.

Product Liability:

The Company provides for estimated defense and settlement costs related to product liabilities when it becomes probable that a liability has been incurred and reasonable estimates of such costs are available. The Company maintains insurance coverage for product liability claims, subject to certain policy limits and to certain self-insured retentions for personal injury or property damage relating to occurrences arising after December 1, 1993. The current insurance policy extends through November 30, 2004. Product liabilities are recorded at the Company’s expected exposure after consideration of the self insured retention insurance. For the years ended December 31, 2003 and 2002, there were recoveries totaling $1.0 million and $2.7 million, respectively, which represented claims paid in excess of the self-insured retention amounts. For 2001, no recoveries were recorded. The Company’s estimate of its liability for product liability cases and claims outstanding at December 31, 2003 and 2002 was approximately $9.7 million and $6.4 million, respectively. Management uses independent advisors to assist in their determination of the accrual. The Company made total product liability payments in 2003 and 2002 of $3.2 million and $4.4 million, respectively (including pre-Acquisition occurrences for which the Company assumed responsibility). See Note 16.

Revenue Recognition:

Sales, net of an estimate for discounts, returns and allowances, and related cost of sales are recorded in income when goods are shipped at which time risk of loss and title transfers to the customer. Sales are presented net of Federal Excise Taxes of $31.2 million, $33.5 million and $32.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company follows the industry practice of selling firearms pursuant to a “dating” plan allowing the customer to purchase these products commencing in December (the start of the Company’s dating plan year) and to pay for them on extended terms. Discounts are offered for early payment under this plan. The Company believes that allowing extended payment terms for early orders helps to level out the demand for these otherwise seasonal products throughout the year. Historically, use of the dating plan has had the effect of shifting some firearms sales from the second and third quarters to the first and fourth quarters. The Company believes that the dating plan helps facilitate a more efficient manufacturing schedule. As a competitive measure, the Company also offers extended terms on select ammunition purchases. Use of the dating plans, however, also results in significant deferral of collection of accounts receivable until the latter part of the year. Customers do not have the right to return unsold products.

Shipping and Handling Costs:

Shipping and handling costs included in Selling, General and Administrative expense are expensed as incurred. In 2003, 2002 and 2001 shipping and handling costs totaled $9.4 million, $9.5 million and $11.2 million, respectively.

Advertising and Promotions:

Advertising and promotional costs including print ads, commercials, catalogs, brochures and co-op are expensed as incurred. Advertising and promotional costs totaled $11.4 million in 2003, $10.8 million in 2002 and $10.1 million in 2001.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

The Company licenses certain of its brands and trademarks. The income from such licensing was $2.4 million, $2.9 million and $2.3 million in 2003, 2002 and 2001, respectively, which is reflected in Selling, General and Administrative expense.

Self-Insurance:

The Company is self-insured for elements of its employee benefit plans including, among others, medical, workers’ compensation and elements of its property and liability insurance programs, but limits its liability through stop-loss insurance and annual plan maximum coverage limits. Self-insurance liabilities are based on claims filed and estimates for claims incurred but not yet reported.

Pension and Postretirement:

Unrecognized prior service costs are amortized over the estimated remaining service lives of employees. The unrecognized net gain or loss resulting from changes in the amount of either the projected benefit obligation or plan assets from experience different from that assumed is amortized over five years.

Use of Estimates:

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and is related to certain derivatives embedded in other contracts and for hedging activities under SFAS 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and is to be applied prospectively. SFAS No. 149 has not had an impact on our financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” certain provisions of which became effective July 1, 2003. The standard specifies that instruments within its scope, which include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares, represent obligations of the issuer and, therefore, the issuer must classify them as liabilities. In November 2003, the FASB deferred indefinitely certain provisions of the standard surrounding the treatment of mandatorily redeemable non-controlling interests in finite lived entities. Adoption of the provisions of this standard on July 1, 2003 had no impact on the consolidated financial position or results of operations and the Company does not have any mandatorily redeemable non-controlling interests in finite lived entities.

In December 2003, the FASB issued SFAS No. 132R, “Employers’ Disclosures about Pension and Other Postretirement Benefits, an update of FASB Statements No. 87, 88, and 106”. SFAS No. 132R revises disclosures requirements for pension plans and other postretirement plans to provide additional information in both interim and annual financial statements regarding the type of plan assets, investment strategy, expected future cash flows and the general approach in developing plan assumptions. We have adopted the provisions of this statement as of December 31, 2003.

In January 2004, the FASB issued Financial Staff Position (FSP) SFAS No. 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”)”. FSP SFAS No. 106-1 introduces accounting guidance for the Act’s subsidy provisions given to health care plan sponsors who provide specified levels of postretirement healthcare benefits. We have not accounted for the subsidy provisions of the Act as of December 31, 2003 as allowed under FSP SFAS No. 106-1.

Note 5—Concentrations of Credit Risk

Concentrations of credit risk with respect to trade accounts receivable are generally insignificant, except as noted below, due to the large number of customers comprising the Company’s customer base. The Company reviews a customer’s credit history before extending credit and establishes an allowance for doubtful accounts based upon factors surrounding the

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

credit risk of specific customers, historical trends and other information. Recoveries, net of any bad debt expense, were $(0.7) million, $(0.3) million and $(0.5) million for years 2003, 2002 and 2001, respectively. The Allowance for doubtful accounts amounted to $0.5 million and $2.1 million as of December 31, 2003, and 2002, respectively.

Sales to the Company’s largest customer, Walmart, comprised approximately 19% of sales in 2003, 22% of sales in 2002 and 20% of sales in 2001. The accounts receivable balance from Walmart comprised approximately 14% and 13% at December 31, 2003 and 2002, respectively; no other customer accounted for sales equal to or greater than 10% of sales for the years presented.

The Company’s cash and cash equivalents are invested in high-quality securities placed with institutions with high credit ratings. This investment policy limits the Company’s exposure to concentrations of credit risk.

Note 6—Inventories

At December 31, Inventories consist of the following:

	2003	2002
Raw Materials, net	$13.9	$12.4
Semi-Finished Products, net	18.9	21.3
Finished Products, net	52.9	51.9

Total	$85.7	$85.6

Note 7—Property, Plant and Equipment

At December 31, Property, Plant and Equipment consist of the following:

	2003	2002
Land	$1.5	$1.5
Building and Improvements	25.1	24.8
Leased Assets	4.9	7.6
Machinery and Equipment	143.5	136.2
Construction in Progress	3.4	5.3

Subtotal	178.4	175.4
Less: Accumulated Depreciation	(102.6)	(96.3)

Total	$75.8	$79.1

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $9.5 million, $10.0 million, and $14.5 million, respectively. Accumulated depreciation for capital leases was $4.1 million and $5.6 million, for the years ended December 31, 2003 and 2002, respectively.

Note 8—Goodwill and Other Intangible Assets

Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which requires goodwill and other intangible assets with indefinite lives acquired in a business combination before July 1, 2001 not be amortized. The Statement further requires that the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of the standard and annually thereafter or upon an occurrence of certain events.

The Company continues to monitor one of the business units in the All Other segment which has a carrying value of goodwill and trademarks of $3.3 million. It is reasonably possible the Company could be required to recognize an impairment if the current trend of profitability were to continue. No impairment provision was necessary for December 31, 2003, 2002, and 2001.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Goodwill and Trademarks of $5.9 million and $5.6 million, respectively, were reclassified to Assets Held for Sale in 2003 and 2002. The carrying amount of goodwill and trademarks attributable to each reporting segment are outlined in the following tables:

Goodwill	December 31, 2003	December 31, 2002
Firearms	$12.8	$12.8
Ammunition	5.2	5.2
All Other	2.9	2.9

Total	$20.9	$20.9

Trademarks	December 31, 2003	December 31, 2002
Firearms	$20.4	$20.4
Ammunition	19.4	19.4
All Other	2.0	2.0

Total	$41.8	$41.8

Actual results of operations for the periods ended December 31, 2003, 2002, and 2001 and the pro-forma results of operations had the Company applied the non-amortization provisions of SFAS No. 142 in the period,

	2003	2002	2001
Net (Loss)/Income	$(3.2)	$20.0	$13.7
Amortization, Net of Tax	—	—	1.5

Adjusted Net (Loss)/Income	$(3.2)	$20.0	$15.2

Intangibles consisted of the following at:

	December 31, 2003	December 31, 2002
Goodwill (Not subject to Amortization)	$25.2	$25.2
Trademarks (Not subject to Amortization)	52.3	52.3

Subtotal	77.5	77.5
Less: Accumulated Amortization	(14.8)	(14.8)

Total	$62.7	$62.7

Note 9—Other Accrued Liabilities

At December 31, Other Accrued Liabilities consist of the following:

	2003	2002
Marketing	$6.1	$6.8
Healthcare Costs	6.9	7.2
Compensation	0.8	5.3
Retiree Benefits	5.8	4.5
Deferred Revenue	—	1.1
Workers Compensation	2.9	3.7
Other	6.2	9.5

Total	$28.7	$38.1

Note 10—Warranty Accrual

The Company provides consumer warranties against manufacturing defects in all firearm products it sells in North America. Estimated future warranty costs are accrued at the time of sale, using the percentage of actual historical repairs to shipments for the same period, which is included in other accrued liabilities. Product modifications or corrections are voluntary steps taken by the Company to assure proper usage or performance of a product by consumers. The cost associated

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

with product modifications and or corrections are recognized in accordance with Statement of Financial Accounting Standard No. 5, Accounting for Contingencies, and charged to operations.

	2003	2002
Balance at January 1	$0.9	$0.7
Current period accruals	2.7	3.4
Current period charges	(2.8)	(3.2)

Balance at December 31	$0.8	$0.9

In addition to our warranty accrual, we have a nationwide product safety program under which we offer to clean, inspect and modify certain bolt action centerfire firearms manufactured prior to 1982 to remove the bolt-lock feature. As of December 31, 2003, our accrual for the costs of the product safety program was $0.1 million.

Note 11—Retiree Benefits

Pension Plans:

The Company sponsors a defined benefit pension plan (the “Plan”) and a supplemental defined benefit pension plan (the “SERP”). Under the provisions of SFAS No. 132R, the disclosure requirements for the Plan and the SERP have been combined.

Change in Benefit Obligation:

	2003	2002
Benefit Obligation at Beginning of Year	$121.2	$111.5
Service Cost	4.2	4.3
Interest Cost	8.1	8.0
Amendments	—	0.1
Actuarial Assumption Changes	10.0	6.3
Actuarial (Gain)/Loss	6.7	(6.6)
Benefits Paid	(3.1)	(2.4)

Benefit Obligation at End of Year	$147.1	$121.2

Change in Plan Assets:

	2003	2002
Fair Value of Plan Assets at Beginning of Year	$78.1	$76.5
Actual Return on Plan Assets	17.7	(1.5)
Employer Contributions	5.3	5.5
Benefits Paid(Expenses)	(3.6)	(2.4)

Fair Value of Plan Assets at End of Year	$97.5	$78.1

	2003	2002
Funded Status	$(49.6)	$(43.1)
Unamortized Prior Service Cost	(1.5)	(1.8)
Unrecognized Net Actuarial Loss	30.6	26.5

Net amount recognized in the statement of financial position	$(20.5)	$(18.4)

Amounts recognized in the statement of financial position as of December 31 consist of:

	2003	2002
Accrued Benefit Liability	$(25.0)	$(24.9)
Intangible Asset	0.2	0.3
Accumulated other comprehensive income	4.3	6.2

Net Amount Recognized	$(20.5)	$(18.4)

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

The following is certain information about our pension plans that have accumulated benefit obligations in excess of the fair value of their plan assets as of December 31:

	2003	2002
Projected benefit obligation	$147.1	$121.2
Accumulated benefit obligation	122.5	102.9
Fair value of plan assets	97.5	78.1

Components of Net Periodic Pension Cost:

	2003	2002	2001
Service Cost	$4.2	$4.3	$4.1
Interest Cost	8.1	8.0	7.4
Expected Return on Assets	(7.4)	(7.4)	(6.6)
Amortization of Prior Service Cost	(0.2)	(0.2)	—
Recognized Net Actuarial Loss	2.7	2.2	0.4

Net Periodic Pension Cost	$7.4	$6.9	$5.3

	2003	2002	2001
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount Rate	6.75	7.25	7.80
Expected Long-Term return on plan assets	8.00	8.00	8.50
Rate of Compensation Increase	4.00	4.50	5.50

Weighted average assumptions used to determine benefit obligations at December 31:
Discount Rate	6.25%	6.75%
Rate of Compensation Increase	4.00	4.00

It is our policy to review the pension assumptions annually. Pension benefit income or expense is determined using assumptions as of the beginning of the year, while the funded status is determined using assumptions as of the end of the year. The assumptions are determined by management and established at the respective balance sheet date using the following principles: (1) The expected long-term rate of return on plan assets is established based upon historical actual asset returns and the expectations of asset returns over the expected period to fund participant benefits based on the current investment mix of our plans; (2) The discount rate is set based on the yield of high quality fixed income investments expected to be available in the future when cash flows are paid; and (3) The rate of increase in compensation levels is established based on the management’s expectations of current and foreseeable future increases in compensation, while maintaining a consistent inflation component for all economic assumptions. In addition management considers advice from independent actuaries. The long-term rate of return assumption for the 2004 pension benefit income calculation is expected to be approximately 8.0%.

Our investment strategy for Plan assets is based on the long-term growth of principle while attempting to mitigate overall risk to ensure that funds are available to pay benefit obligations. The Plan has adopted a strategic asset allocation designed to meet the Plan’s long-term obligations. The plan assets are invested in a range of investment classes, including domestic and international equities, domestic and international fixed income securities and other investments. Allowable investment structures include mutual funds, separate accounts, commingled funds, and collective trust funds. Prohibited investments include commodities, private placements, and derivative instruments used solely for leverage.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Pension plan weighted average asset allocations at December 31, 2003, and 2002, by asset category are as follows:

	Target Allocations		Actual Allocations
	2003	2002	2003	2002
Asset Category:
Domestic equity funds	40.0%	20.0%	43.0%	22.0%
International equity funds	10.0	15.0	10.0	13.0
Domestic fixed income funds	40.0	60.0	36.0	57.0
International fixed income funds	10.0	5.0	10.0	4.0
Cash and cash equivalents	—	—	1.0	4.0

Total	100.0%	100.0%	100.0%	100.0%

Anticipated Contributions:

The Company expects to make cash contributions of approximately $6.4 million to its pension plan in 2004.

Estimated Future Benefit Payments — Following is a summary, as of December 31, 2003, of the estimated future benefit payments for our pension plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter.

2003
2004	$2.8
2005	3.1
2006	3.6
2007	4.2
2008	4.8
Years 2009-2013	37.5

Savings Plans:

The Company sponsors a qualified defined contribution plan and matches 50% of a participant’s contributions up to a maximum of 6% of a participant’s compensation. All employees hired after May 31, 1996 are also eligible for a discretionary contribution. The Company’s expense and contribution to this plan was approximately $1.4 million in 2003, 2002, and 2001.

Effective January 1, 1998, the Company adopted a non-qualified defined contribution plan. The Company’s matching contribution was $0.1 million in 2003, 2002 and 2001.

Postretirement Benefit Plan:

The Company sponsors an unfunded postretirement defined benefit plan which provides certain employees and their covered dependents and beneficiaries with retiree health and welfare benefits.

Change in Benefit Obligation:

	2003	2002
Benefit Obligation at Beginning of Year	$19.2	$12.9
Service Cost	0.6	0.6
Interest Cost	1.2	1.3
Plan Participants’ Contributions	—	—
Amendments	(0.8)	—
Actuarial Loss/(Gain)	1.7	5.0
Benefits Paid	(0.8)	(0.6)

Benefit Obligation at End of Year	$21.1	$19.2

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Accrued Benefit Cost:

	2003	2002
Funded Status	$(21.1)	$(19.2)
Unrecognized Net Actuarial (Gain)/loss	4.7	3.8
Unrecognized Prior Service Cost	(5.5)	(5.7)

Accrued Postretirement Benefit Obligation	$(21.9)	$(21.1)

Components of Net Periodic Benefit Cost for the year ended December 31:

	2003	2002	2001
Service Cost	$0.6	$0.6	$0.5
Interest Cost	1.2	1.3	0.9
Net Amortization and Deferral	(0.2)	(0.1)	(1.7)

Net Periodic Benefit Income/(Expense)	$1.6	$1.8	$(0.3)

Weighted average assumptions used to determine net periodic benefit cost for years ended December 31:

	2003	2002	2001
Discount Rate	6.75%	7.25%	7.25%
Rate of compensation increase	4.00%	4.50%	4.50%

Assumed Healthcare cost trend rates at December 31:

	2003	2002	2001
Healthcare cost trend rate assumed for next year	8.80%	9.45%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	3.50%	4.00%	4.50%
Year that the rate reaches the ultimate trend rate	2011	2011	2010

Weighted average assumptions used to determine benefit obligations at December 31:

	2003	2002
Discount Rate	6.25%	6.75%
Rate of compensation increase	4.00%	4.00%

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost	$0.1	$0.1
Effect on accumulated postretirement benefit obligation	1.1	1.0

Note 12—Debt

Long-term Debt at December 31 consisted of the following:

	2003	2002
Revolving Credit Facility	$28.3	$11.0
9.5% Senior Subordinated Notes due 2003	—	86.9
10.5% Senior Subordinated Notes due 2011	200.0	—
Capital Lease Obligations (Note 13)	1.3	2.2
Due to RACI Holding, Inc.	0.9	1.0

Subtotal	230.5	101.1
Less: Current Portion	0.5	1.0

Total	$230.0	$100.1

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

On January 24, 2003, the Company entered into the Credit Facility, a five year $125 million asset-backed senior secured revolving credit facility with a syndicate of financial institutions led by Wachovia Bank, National Association as the administrative agent. Amounts available under this facility are subject to a borrowing base limitation based on certain percentages of eligible (as defined in the credit agreement for the Credit Facility) accounts receivable and inventory and an amortizing balance related to eligible machinery and equipment. This facility includes a letter of credit sub-facility of up to $15.0 million. All amounts outstanding under the Company’s previous senior secured credit facility (the “Old Credit Facility”) were repaid with borrowings under the Company’s Credit Facility, all commitments under the Old Credit Facility were terminated in January 2003 and the unamortized financing fees of $1.5 million were expensed as other unusual charges in the statement of operations. Financing costs of $12.4 million paid in connection with the Credit Facility and the offering and sale in January 2003 of $200.0 million aggregate principal amount of Remington’s 10 1/2% Senior Notes due 2011 (the “Notes”) were capitalized and are being amortized over the respective terms of the Credit Facility and the Notes.

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

On February 9, 2004, the Company entered into a third amendment to the Credit Facility. Under the terms of the Credit Facility, as amended through the third amendment, the lenders under the Credit Agreement consented to Remington and RA Brands’ sale of specified assets pursuant to the asset purchase agreement, the release of liens against such assets, and the retention of the proceeds of such sale, subject to a requirement to use such proceeds to invest in productive assets or permanently pay down amounts outstanding under the Credit Agreement within one year of such sale. Pursuant to the amendment, the Credit Agreement was also amended to provide for modifications to certain required financial levels under the Credit Agreement as follows:

(1)	the minimum amount of availability required to be maintained during the Availability Test Period was amended to increase the minimum availability requirements from $35.0 million to $40.0 million (except during any single period of up to 60 consecutive days from June through September of each year during the Availability Test Period, when such minimum availability requirement has been increased from $25.0 million to $30.0 million) and reduce these levels back to $35.0 million and $25.0 million, respectively, upon a permanent pay down of no less than $5.0 million under the Credit Agreement with the net proceeds from the sale of the certain specified assets relating to the fishline business; and

(2)	the minimum levels of Consolidated EBITDA required to be maintained during the Availability Test Period were amended to reflect an adjustment for the sale of certain specified assets relating to the fishline business.

The Company paid an amendment fee of $0.1 million in connection with the third amendment, which will be included as part of the cost of the sale, and was netted with the gain on disposal of discontinued operations.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

The Company expects to be in compliance with the financial covenants under the Credit Facility, as amended. However, there can be no assurances that the Company will be in compliance.

Loans under the Credit Facility mature on January 23, 2008. Loans generally bear interest, at the Company’s option, at a variable rate equal to either (i) the applicable margin, plus the alternative base rate in effect from time to time (“ABR Loans”), or (ii) the applicable margin, plus the relevant adjusted London Interbank Offered Rate for outstanding Euro-Dollar Loans. Each quarter the interest rate margin is subject to adjustment based upon maintenance of a defined maximum consolidated leverage ratio, based on EBITDA and average total indebtedness, for the four quarters most recently ended which ranges from 0.25% to 1.5% per annum for ABR Loans and from 1.75% to 3.0% per annum for Eurodollar Loans. Commitment fees of 0.375% are payable if the average revolver facility balance is 50% or more of the aggregate Revolver Commitments in effect on the first day of such month or if the average Revolver Facility Balance for any month is less than 50% of the aggregate Revolver Commitments in effect on the first day of such month, commitment fees of 0.500% are payable. Commitment fees in 2003 were $0.3 million. As a result of the Company’s performance during 2003, the interest rate margin for both the ABR loans and the Euro-Dollar loans were increased in accordance with the agreement. The current interest rate margin for Euro Dollar loans is 3% and ABR is 1.5%. The occurrence of certain changes in control is an event of default under the credit agreement for the Credit Facility and mandatory prepayments of borrowings may be required.

The initial issuance and sale of $200 million of Notes was completed in a private offering on January 24, 2003. A portion of the proceeds from the issuance of the Notes was used for the redemption of all of the Company’s 9½% Senior Subordinated Notes due 2003 (the “Refinanced Notes”), at a redemption price equal to 100% of the aggregate principal amount of Refinanced Notes then outstanding of $86.9 million, plus accrued and unpaid interest. Interest is due on the Notes semi-annually on June 1 and December 1 of each year, beginning on June 1, 2003. There was $0.5 million of unamortized financing fees related to the Refinanced Notes that was expensed as other unusual charges in the statement of operations. Pursuant to the registration rights agreement entered into with the initial purchasers of the Notes, additional interest of approximately $0.1 million accrued on the Notes from June to August 2003. The additional interest was the result of a failure to cause the required registration statement, with respect to the Notes, to be declared effective by the required deadline and as a result of a failure to consummate the required exchange offer, with respect to the Notes, by the required deadline. The exchange offer has been consummated and all accruals of additional interest have ceased.

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

The principal payments of capital lease obligations outstanding at December 31, 2003, for the next three years are $0.5 million, $0.6 million and $0.2 million, respectively.

Note 13—Leases

Future minimum lease payments under capital leases and operating leases, together with the present value of the net minimum capital lease payments at December 31, 2003, are as follows:

	Capital Leases	Operating Leases
Minimum Lease Payments for Years Ending December 31:
2004	$0.9	$1.1
2005	0.8	1.0
2006	0.3	0.9
2007	—	0.9
2008	—	0.9
Thereafter	—	1.6

Total Minimum Lease Payments	2.0	$6.4

Less: Amount representing interest	0.7

Present Value of Net Minimum Lease Payments	$1.3

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Rental expenses for operating leases for 2003, 2002 and 2001 were $1.6 million, $1.6 million and $1.3 million.

Note 14 - Stock Purchase and Option Plans

As of December 31, 2003, the Company has reserved 39,615 shares of the Class A Common Stock, par value $.01 per share, of Holding (“Common Stock”) for issuance in accordance with the terms of the RACI Holding, Inc. Stock Incentive Plan (the “1999 Stock Incentive Plan”) and the RACI Holding, Inc. 2003 Stock Option Plan (the “2003 Stock Option Plan”).

As of December 31, 2003, 2,608 redeemable deferred shares of Class A Common Stock, 6,976 of matching shares of redeemable deferred of Class A Common Stock and 844 matching options have been issued under the 1999 Stock Incentive Plan. Options to purchase 14,294 shares of Class A Common Stock have been granted under the 2003 Stock Option Plan.

At December 31, 2003 options to purchase 15,138 shares of Common Stock were outstanding, at a per share exercise price of $220.31, of which no options were exercisable. Subject to the continued service of any option-holder, 844 of the options vest ratably on the first, second and third anniversaries of the options’ grant date; 7,147 of the options vest ratably on the fourth and fifth anniversaries of the options’ grant date; and 7,147 of the options vest ratably on the first, second and third anniversaries of the options’ grant date, provided that the annual performance target is achieved in each of the related three years or, if the annual performance target for a particular year is not met, but the cumulative performance target for the subsequent year is met, a proportionate amount of such options vest. If the performance targets are not achieved, subject to the continued service of any option holder, the options will vest on the ninth anniversary of the grant date. The vesting of options may be accelerated upon the occurrence of certain events specified in the plans including a change in control as defined therein. Options not exercised will expire on the tenth anniversary of the date of grant. The following is a summary of stock option activity under the 1999 Stock Incentive Plan and the 2003 Stock Option Plan:

	2003		2002		2001
	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price
Outstanding at January 1,	65,528	$152	69,387	$151	69,053	$148
Granted	15,138	$220	891	$185	5,000	$180
Cancelled/Forfeited/Exercised	65,528	$152	4,750	$135	4,666	$145

Outstanding at December 31,	15,138	$220	65,528	$152	69,387	$151

Exercisable at December 31,	—	$—	46,045	$134	43,680	$124

Weighted Average Fair Value Options Granted	$11.52		$36.40		$24.72

Included in the 15,138 shares above are 1,099 options that were granted in 2003 which are accounted for under FIN 44, “Accounting for Certain Transactions involving Stock Compensation”. If the market value of class A common stock increases, the Company would be required to recognize as expense, the incremental difference above the grant value. Since the market value did not change in 2003, there was no impact to the income statement. For the remaining 14,039 shares of stock, the Company has adopted the disclosure-only provision of SFAS No. 123, as amended in SFAS No. 148, “Accounting for Stock-Based Compensation.” See Note 4, “Summary of Significant Accounting Policies”.

Note 15—RACI Holding Recapitalization Transactions

In the first quarter of 2003, Remington completed transactions related to the recapitalization of Holding:

(1)	A private offering of $200.0 million principal amount of Notes, completed in January 2003. In the event of a change in control, the Notes may be tendered at the option of the holders for the principal amount plus applicable interest and premium at that date.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

(2)	The refinancing by Remington of substantially all of its existing indebtedness through (i) the repayment of all amounts outstanding under the Old Credit Agreement concurrently with the termination of all commitments thereunder, and (ii) the redemption of all of the Refinanced Notes at a redemption price equal to 100% of the aggregate principal amount of Refinanced Notes then outstanding of $86.9 million, plus accrued and unpaid interest and (iii) the closing by Remington of a new Credit Facility, under which up to $125.0 million of revolving credit commitments are available, subject to borrowing base and other limitations. The refinancing occurred in January 2003.

(3)	The issuance and sale by Holding, for $30.8 million, of 140,044 shares of common stock of Holding to Bruckmann, Rosser, Sherrill & Co. II, L.P. (the “BRS Fund”) and others, in February 2003.

(4)	The distribution of 15,970 shares of common stock of Holding in respect of 15,970 deferred shares of Holding, the repurchase by Holding of 722,981 of the outstanding shares of common stock of Holding and the cancellation of 64,144 options in respect of common stock of Holding, in an aggregate amount of approximately $163.7 million, consisting of $130.8 million in cash and $32.9 million aggregate principal amount of senior notes of Holding, or the Holding Notes. The Clayton & Dubilier Private Equity Fund IV Limited Partnership holds all of the Holding Notes. Remington made a $100.0 million dividend to Holding in connection with the funding of the repurchase. The repurchase occurred in February 2003.

Note 16—Commitments and Contingencies

Purchase Commitments

The Company has various purchase commitments, approximating $10.2 million for 2004, $5.1 million for 2005, $1.9 million for 2006, $0.1 million for 2007, $0.2 million for 2008, for services incidental to the ordinary conduct of business, including NASCAR sponsorship and Information Systems maintenance contracts. Such commitments are not at prices in excess of current market prices. The Company has purchase contracts with certain raw materials suppliers, for periods ranging from one to seven years with no commitment to purchase specified quantities. The Company does not have formal contracts with its other raw materials suppliers. The commitments and contracts had no significant impact on the financial condition or results of operations during the reportable periods.

Product Liability Litigation

Pursuant to the Purchase Agreement with DuPont for the Acquisition, the sellers in the Acquisition (the “Sellers”) retained liability for, and are required to indemnify the Company against, (1) all product liability cases and claims (whenever they may arise) involving discontinued products, (2) all product liability cases and claims involving products that had not been discontinued as of the Acquisition (“extant products”) and relating to occurrences that took place prior to the Acquisition and (3) certain environmental liabilities based on conditions existing at the time of the Acquisition. These indemnification obligations of the Sellers are not subject to any survival period limitation. The Company has no current information on the extent, if any, to which the Sellers have insured these indemnification obligations. Except for certain cases and claims relating to shotguns as described below and except for all cases and claims relating to products discontinued prior to the Acquisition, the Company generally bears financial responsibility for product liability cases and claims relating to occurrences after the Acquisition.

Since December 1, 1993, the Company has maintained insurance coverage for product liability claims subject to certain self-insured retentions both on a per-occurrence basis and in the aggregate for personal injury or property damage relating to occurrences arising after the Acquisition. The Company believes that its current product liability insurance coverage for personal injury and property damage is adequate for its needs. The Company’s current product liability insurance policy provides for a self-insured retention of $0.5 million per occurrence. The current policy period runs from December 1, 2003 through November 30, 2004. The current policy has a batch clause endorsement, which in general provides that if a batch of the Company’s products were to be defective, the Company’s liability for expenses and damages related to the entire batch would be capped at the amount of self-insured retention for a single occurrence. The policy excludes from coverage any pollution-related liability. Based in part on the nature of the Company’s products, and the impact on the insurance market of the events of September 11, 2001, there can be no assurance that the Company will be able to obtain adequate product liability insurance coverage upon the expiration of the current policy. Certain of the Company’s current excess insurance coverage expressly does not apply to actions brought by municipalities.

As a result of contractual arrangements, the Company manages the joint defense of product liability litigation involving Remington brand firearms and Company ammunition products for both Remington and the Sellers. As of December 31, 2003, approximately 24 individual bodily injury cases and claims were pending, primarily alleging defective product design or

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

manufacture, or failure to provide adequate warnings; some of these cases seek punitive as well as compensatory damages. The Company has previously disposed of a number of other cases involving post-Acquisition occurrences by settlement. Of the individual cases pending as of December 31, 2003, approximately four involve matters for which the Sellers retained liability and are required to indemnify the Company. The remaining approximately 20 pending cases involve post Acquisition occurrences for which the Company bears responsibility under the Purchase Agreement; the Sellers have some responsibility for the costs of approximately one of these cases involving certain shotguns.

At December 31, 2003 and 2002, the Company’s accrual for product liability cases and claims was approximately $9.7 million and $6.4 million, respectively. The amount of the Company’s accrual for product liability cases and claims is based upon estimates developed as follows. We establish reserves for anticipated defense and disposition costs to us of those pending cases and claims for which we are financially responsible. Based on those estimates and an actuarial analysis of actual defense and disposition costs incurred by the Company with respect to product liability cases and claims in recent years, the Company determines estimated defense and disposition costs for unasserted product liability cases and claims. The Company combines the estimated defense and disposition costs for both pending and unasserted cases and claims to determine the amount of the Company’s accrual for product liability cases and claims. The Company believes that its accruals for such liability are adequate. The Company’s accruals for losses relating to product liability cases and claims includes accruals for all probable losses the amount of which can be reasonably estimated. Based on the relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, the Company’s accruals for the uninsured costs of such cases and claims and the Sellers’ agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as well as the type of firearms products made by the Company), the Company does not believe with respect to product liability cases and claims that any reasonably possible loss exceeding amounts already recognized through the Company’s accruals has been incurred.

Municipality Litigation

In addition to these individual cases, as a manufacturer of shotguns and rifles, Remington was named in only three of the actions brought by approximately 30 municipalities, primarily against manufacturers, distributors and sellers of handguns: (i) City of Boston, et al. v. Smith & Wesson, et al., No. 99-2590 (Suffolk Super Ct.); (ii) City of St. Louis, Missouri v. Henry Cernicek, et al., No. 992-01209 (Cir. Ct. St. Louis) & 00 Civil 1895 (U.S. Dist. Ct. E.D. Missouri); and (iii) City of New York, et al. v. B.L. Jennings, Inc., et al., 00 Civil 3641 (JBW) (U.S. Dist. Ct. E.D.N.Y.). As a general matter, these lawsuits name several dozens of firearm industry participants as defendants and claim that the defendants’ distribution practices allegedly permitted their products to enter a secondary market, from which guns can be obtained by unauthorized users; that defendants fail to include adequate safety devices in their firearms to prevent unauthorized use and accidental misuse; and that defendants’ conduct has created a public nuisance. Plaintiffs generally seek injunctive relief and money damages (consisting of the cost of providing certain city services and lost tax and other revenues), and in some cases, punitive damages as well.

In City of Boston, first filed in 1999, an order granting plaintiff’s March 27, 2002 request to dismiss the case with prejudice as to all defendants was entered on April 1, 2002.

In City of New York, the New York City Health and Hospitals Corp., and certain city officials filed an Amended Complaint, dated September 1, 2000, in the U.S. District Court for the Eastern District of New York naming Remington and other entities. In August 2001, the City indicated its intention to file a second amended complaint. However, in part as a result of the events of September 11, the court in December 2001 granted the City’s request that the case be put on hold pending the appeal by the State of New York of the dismissal of its separate lawsuit against handgun manufacturers (in which the Company was not a defendant). The City’s appeal was denied by the state appellate courts in 2003, and in January 2004, the federal district court granted the City’s motion to lift the stay and file an amendment complaint, which no longer names Remington or other defendants who manufacture only long guns.

In City of St. Louis, a First Amended Complaint naming Remington and other entities, and seeking unspecified amounts of compensatory and punitive damages from all defendants, was filed on August 15, 2000, in Circuit Court of the City of St. Louis. The case was removed on November 29, 2000, to the U.S. District Court for the Eastern District of Missouri by a third-party defendant and on September 25, 2001, the federal court remanded the case to state court, (where motions to dismiss are pending). On March 1, 2002, the St. Louis City court granted the defendants’ motion to transfer venue to the Circuit Court for St. Louis County and defendants’ motion to dismiss in this new venue was argued on February 28, 2003. On October 15, 2003, the court granted defendants’ motions to dismiss, which the City has appealed.

To date, 12 municipal lawsuits (including City of Boston) have been dismissed and are no longer subject to appeal. Four more dismissals, including that involving local California governments, are on appeal, and another case is on partial appeal. The remaining lawsuits are in various stages of motion practice and discovery. A majority of states have enacted some limitation on the ability of local governments to file such lawsuits against firearms manufacturers. The Missouri legislature approved a preemption bill, over a veto by the governor, which should apply to the St. Louis lawsuit. In addition, similar legislation limiting such lawsuits on a federal level has been proposed in both houses of Congress. At the federal level, in April, the House of Representatives approved legislation that would limit lawsuits against firearms manufacturers based on the criminal or unlawful acts of third parties. Similar legislation was pending in the Senate, and if enacted, would have prohibited litigation of the type filed by the municipalities. The bill was recently defeated, and it is not certain whether it will be resubmitted this term.

In the spring of 2000, the Federal Trade Commission and the attorneys general of several states instituted investigations into allegations of anticompetitive retaliation against Smith & Wesson by other participants in the firearms industry. In 2000 and 2001, Remington received and replied to civil investigative demands and subpoenae duces tecum and other discovery requests from the State of Connecticut and the Federal Trade Commission (which in 2003 closed its inquiry without taking any action.) Remington, which makes only long guns, does not compete with Smith & Wesson, which makes handguns.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Heritage Fund

In recognition of and support of certain legal and legislative initiatives, the firearms industry has established the Hunting and Shooting Sports Heritage Fund of which we are a member. A portion of the Fund’s revenues are used to pay costs associated with litigation brought against the industry. The Company has historically made annual contributions to the Heritage Fund ranging from 0.5% to 1.0% of the Company’s annual revenues since becoming a member. Due to a combination of factors, including the general state of the economy, the Company did not make a contribution in 2003. Contributions in 2002 and 2001 were $0.8 million and $1.7 million, respectively.

Litigation Outlook

Because the Company’s assumption of financial responsibility for certain product liability cases and claims involving pre-Acquisition occurrences was limited to an amount that has now been fully paid, with the Sellers retaining liability in excess of that amount and indemnifying the Company in respect of such liabilities, and because of the Company’s accruals with respect to such cases and claims, the Company believes that product liability cases and claims involving occurrences arising prior to the Acquisition are not likely to have a material adverse effect upon the financial condition or results of operations of the Company. Moreover, although it is difficult to forecast the outcome of litigation, the Company does not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, the Company’s accruals for the uninsured costs of such cases and claims and the Sellers’ agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as well as the type of firearms products made by the Company), that the outcome of all pending post-Acquisition product liability cases and claims will be likely to have a material adverse effect upon the financial condition or results of operations of the Company. Nonetheless, in part because the nature and extent of liability based on the manufacture and/or sale of allegedly defective products (particularly as to firearms and ammunition) is uncertain, there can be no assurance that the Company’s resources will be adequate to cover pending and future product liability occurrences, cases or claims, in the aggregate, or that a material adverse effect upon our financial condition or results of operations will not result therefrom. Because of the nature of its products, the Company anticipates that it will continue to be involved in product liability litigation in the future.

Environmental

The Company does not expect current environmental regulations to have a material adverse effect on the financial condition or results of operations. However, the Company’s liability for future environmental remediation costs is subject to considerable uncertainty due to the complex, ongoing and evolving process of identifying the necessity for, and generating cost estimates for, remedial work. Furthermore, there can be no assurance that environmental regulations will not become more restrictive in the future. The Company has not identified any loss contingencies with respect to environmental remediation costs the realization of which the Company believes to be reasonably possible.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Note 17—Income Taxes

The provision (benefit) for income taxes consists of the following components:

	2003	2002	2001
Federal:
Current	$—	$8.3	$7.1
Deferred	(2.6)	3.9	0.4
State:
Current	0.7	0.5	0.8
Deferred	(0.2)	0.2	0.2

	$(2.1)	$12.9	$8.5

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	2003	2002
Deferred tax assets:
Accrued employee and retiree benefits	$19.1	$19.8
Product, environmental and other liabilities	5.0	3.6
Receivables and inventory	3.9	3.5
Other comprehensive income	0.8	2.6
Tax credits	0.7	0.7
Net Operating Losses	4.0	—

	33.5	30.2

Deferred tax liabilities:
Property, plant and equipment	(13.2)	(12.2)
Intangibles	(8.0)	(6.8)

	(21.2)	(19.0)

Net deferred tax assets	$12.3	$11.2

At December 31, 2003 the Company has state tax credit carry-forwards of $0.7 for tax purposes which expire between 2004 and 2018. The net operating loss expires in 2023.

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective income tax rates:

	2003	2002	2001
Federal statutory rate	(35.0)%	35.0%	35.0%
State income taxes, net of Federal benefits	(4.2)	1.4	2.1
Nondeductible expenses	(2.8)	0.4	0.9
Other	2.5	2.2	0.3

Effective income tax rate	(39.5)%	39.0%	38.3%

Note 18—Issuance of Holding Redeemable Deferred Shares and Options

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

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

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

Note 19—Related Party Transactions

BRSE, L.L.C. is the general partner of the BRS Fund which owned 59.5% of the outstanding Common Stock of Holding at December 31, 2003. The Clayton & Dubilier Private Equity Fund IV Limited Partnership (“C&D Fund IV”), which owned 12.5% of the outstanding Common Stock of Holding at December 31, 2003, is a private investment fund managed by Clayton, Dubilier & Rice, Inc. (“CD&R”). Both BRS and CD&R receive an annual fee for management and financial consulting services provided to the Company and reimbursement of related out-of-pocket expenses. Fees and out-of-pocket expenses paid to CD&R were $0.6 million in 2003, 2002 and 2001. Fees and out-of-pocket expenses paid to BRS were $0.5 million in 2003. BRS did not receive any payments prior to 2003.

We paid fees to the law firm of Debevoise & Plimpton LLP during 2003 for legal services rendered. Franci J. Blassberg, Esq., a member of Debevoise & Plimpton LLP, is married to Joseph L. Rice, III, a general partner of Associates IV. Fees and expenses paid to Debevoise & Plimpton LLP for 2003 were $2.8 million, a portion of which consisted of fees and expenses related to the Transaction and the offering of the old notes. Fees and expenses for 2002 and 2001 were $1.5 million and $1.7 million, respectively.

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

In March 2003, Holding contributed to the Company an outstanding receivable of $0.3 million owed by the Company to Holding as a result of the issuance of redeemable deferred shares. The contribution has been recorded as an additional capital contribution.

On June 30, 2003, and November 30, 2003, the Company declared and paid dividends of $1.2 million and $2.1 million to Holding.

As of December 31, 2003, $0.9 million is due to RACI Holding, Inc. which represents two notes established in connection with a Kentucky tax credits program.

Note 20—Financial Instruments

The estimated value of the Company’s debt at December 31, 2003 was $ 240.5 million compared to a carrying value of $230.5 million. Both the estimated value and the carrying value of the Company’s debt at December 31, 2002 was $101.1 million.

The Company purchases copper and lead options contracts to hedge against price fluctuations of expected commodity purchases. The options contracts limit the unfavorable effect that price increases will have on metal purchases. At December 31, 2003 the fair value of the Company’s outstanding derivative contracts relating to firm commitments and expected purchases (aggregate notional amount 29.4 million pounds of copper and lead) up to one year from such date was $2.8 million as determined with the assistance of a third party, which is recorded in prepaid expenses and other current assets. Net losses of $0.3 million, $0.2 million, and $0.3 million on derivative instruments were reclassified to cost of sales from accumulated other comprehensive loss based on inventory turns, during the year-to-date periods ended December 31, 2003, 2002, and 2001, respectively.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Note 21—Segment Information

In July 2003, the Company restated its segment information to separately disclose the firearms and ammunition reportable segments, which historically had been aggregated as one reporting segment—-Hunting/Shooting Sports. This change had no effect on the consolidated balance sheets, statements of operations or statements of cash flows of the Company. All periods presented herein have been adjusted to reflect the change in the reportable segments. As a result of this change, the Company’s business is classified into three reportable segments: Firearms, which designs, manufactures, and markets recreational shotguns and rifles; Ammunition, which designs, manufactures and markets sporting ammunition and ammunition reloading components; and All Other, which includes accessory related gun products and the manufacture and marketing of clay targets and powdered metal products. These products are sold primarily to wholesalers and retailers, mainly through manufacturer’s sales representatives. Other reconciling items include corporate, other assets not allocated to the individual segments, assets held for sale and discontinued operations.

The Company primarily evaluates the performance of its segments and allocates resources to them based on Adjusted EBITDA. Adjusted EBITDA differs from the term “EBITDA” as it is commonly used, and is substantially similar to the measure “Consolidated EBITDA” that is used in the indenture for the Notes. In addition to adjusting net income to exclude income taxes, interest expense, and depreciation and amortization, Adjusted EBITDA also adjusts net income by excluding items or expenses not typically excluded in the calculation of “EBITDA”, such as noncash items, gain or loss on asset sales or write-offs, extraordinary, unusual or nonrecurring items, and certain “special payments” to Remington employees who hold options and deferred shares in respect of Holding common stock, consisting of amounts that are treated as compensation expense by Remington and are paid in connection with payments of dividends to holders of Holding common stock.

The chief operating decision maker is the president and chief executive officer. Reportable segments were separately identified based on segment revenue, Adjusted EBITDA and assets. Firearms accounted for approximately 50% of our sales in 2003, and 51% of our sales in 2002 and 2001, and ammunition accounted for approximately 44%, 43%, and 42% of our sales in each of 2003, 2002, and 2001, respectively. The Company has no material intersegment revenue.

Information on Segments:

	2003	2002	2001
Net Sales:
Firearms	$181.3	$194.0	$185.4
Ammunition	157.1	163.9	154.9
All Other	22.3	26.0	25.4

Consolidated Net Sales	$360.7	$383.9	$365.7

Adjusted EBITDA:
Firearms	$19.2	$32.4	$38.8
Ammunition	13.2	18.5	11.0
All Other	1.1	0.6	(0.5)
Other Reconciling Items	6.0	9.6	7.5

Consolidated Adjusted EBITDA	$39.5	$61.1	$56.8

Assets:
Firearms	$118.7	$111.1	$98.7
Ammunition	102.0	101.3	95.8
All Other	10.0	9.7	10.3
Other Reconciling Items	125.1	112.5	127.3

Consolidated Assets	$355.8	$334.6	$332.1

Capital Expenditures:
Firearms	$4.3	$3.1	$1.1
Ammunition	2.0	3.3	2.4
All Other	0.1	0.2	0.4
Other Reconciling Items	0.5	0.9	0.3

Consolidated Capital Expenditures	$6.9	$7.5	$4.2

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Reconciliation of (Loss)/Income from Operations to Adjusted EBITDA

	Year ended December 31,
	2003	2002	2001
Adjusted EBITDA	$39.5	$61.1	$56.8
Adjustments:
Depreciation & Amortization (A)	9.5	10.0	16.9
Interest Expense(B)	24.8	12.3	15.3
Other noncash charges (C)	3.4	1.0	1.1
Non-recurring and Restructuring Items (D)	0.4	0.7	1.3
Other Unusual Charges(F)	6.7	—	—
Special Payment (E)	—	1.8	—
Income Taxes(B)	(2.1)	13.9	8.5

Net (Loss) Income	(3.2)	21.4	13.7

(A)	Excludes amortization of deferred financing costs of $1.8 million, $1.9 million and $1.7 million, in 2003, 2002 and 2001, respectively, which is included in interest expense.

(B)	Amounts include interest expense of $1.8, million, $1.8 million, and $2.7 million, and income tax expense of $0.9 million, $1.9 million, and $0.5 million, in 2003, 2002 and 2001, respectively, which was reclassified to discontinued operations.

(C)	Non-cash charges consist of the following: (i) for the year ended December 31, 2001, a $0.4 million loss on disposal of assets, a $0.5 million accrual for executive pension and a $0.2 million retiree benefit accrual; (ii) for the year ended December 31, 2002, a $0.8 million accrual for retiree benefits and a $0.2 million loss on disposal of assets; and (iii) for the year ended December 31, 2003, a $1.7 million pension accrual, a $0.5 million loss on disposal of assets, a $0.5 million accrual for executive pension, and a $0.7 million expense for other postretirement benefits.

(D)	Nonrecurring and restructuring expenses consist of the following: (i) for the year ended December 31, 2001, $0.6 million of nonrecurring legal and professional fees and $0.7 million of severance and relocation costs; (ii) for the year ended December 31, 2002, $0.3 million of nonrecurring legal fees and $0.4 million associated with marking redeemable deferred shares to market; and (iii) for the year ended December 31, 2003, $0.2 million of severance costs and $0.2 million loss on disposal of assets.

(E)	In August 2002, Holding distributed on behalf of Remington a special payment to holders of all stock options and deferred shares of approximately $19.54 per share, in an aggregate amount of $1.8 million. This special payment is treated as compensation expense by Remington.

(F)	In February 2003, Holding distributed on behalf of Remington a special payment to holders of all stock options (in connection with the acceleration and resulting cancellation of the options) of approximately $220.31 per share, in an aggregate amount of $4.5 million, $0.7 million of additional interest for early redemption of the Refinanced Notes, and $1.5 million expensed for the unamortized debt acquisition cost related to the Old Credit Facility.

Geographic Information:

	2003	2002	2001
Net Sales:
Domestic	$340.9	$362.1	$348.9
Foreign	19.8	21.8	16.8

Consolidated Net Sales	$360.7	$383.9	$365.7

Approximately 19% of the Company’s revenues in 2003, 22% of revenues in 2002, and 20% of the Company’s revenues in 2001 consisted of sales made to a single customer. The Company’s sales to this customer are not governed by a written contract between the parties. Although the Company believes its relationship with this customer is good, the loss of this customer or a substantial reduction in sales to this customer could adversely affect the Company’s financial condition or results of operations. No other single customer comprises greater than or equal to 10% of sales.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Note 22—Quarterly Financial Data (unaudited)

2003	First		Second		Third		Fourth
Sales(1)	$81.0	(2)	$80.2	(3)	$112.0	(4)	$87.5
Gross Profit(1)	21.4	(2)	19.0	(3)	30.3	(4)	19.8
Net (Loss) Income from continued operations	(4.8)		(1.8)		4.0		(2.0)
Income from discontinued operations	0.6		0.6		0.2		—
Net (Loss) Income	(4.2)		(1.2)		4.2		(2.0)

2002	First		Second		Third		Fourth
Sales(1)	$90.9	(5)	$90.1	(6)	$119.1	(7)	$83.8	(8)
Gross Profit(1)	26.2	(5)	26.2	(6)	34.3	(7)	24.1	(8)
Net Income from continued operations	4.4		3.4		7.1		3.6
Income from discontinued operation	1.0		0.9		0.2		0.8
Cumulative effect of change in accounting principle	(1.4)		—		—		—
Net (Loss) Income	4.0		4.3		7.3		4.4

(1)	Previous quarters for 2003 and 2002 were reclassified to include discontinued operations - see Footnote 3

(2)	Sales of $4.8 million and Gross Profit of $2.8 million were reclassified to Income from Discontinued Operations

(3)	Sales of $4.5 million and Gross Profit of $2.6 million were reclassified to Income from Discontinued Operations

(4)	Sales of $3.9 million and Gross Profit of $2.0 million were reclassified to Income from Discontinued Operations

(5)	Sales of $5.5 million and Gross Profit of $3.4 million were reclassified to Income from Discontinued Operations

(6)	Sales of $5.2 million and Gross Profit of $3.2 million were reclassified to Income from Discontinued Operations

(7)	Sales of $3.4 million and Gross Profit of $2.0 million were reclassified to Income from Discontinued Operations

(8)	Sales of $5.0 million and Gross Profit of $2.9 million were reclassified to Income from Discontinued Operations

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Note 23—Financial Position and Results of Operations of Remington Arms Company, Inc.

The following condensed consolidating financial data provides information regarding the financial position and results of operations of Remington Arms Co, Inc., including Remington’s 100% owned subsidiaries, RA Brands, L.L.C., and RA Factors, Inc. Separate financial statements of Holding, Remington’s sole shareholder, are not presented because management has determined that they would not be material to holders of the Company’s public securities, the Notes. Holding is not a guarantor of the Notes. The Notes are fully and unconditionally guaranteed on a joint and several basis by all of Remington’s subsidiaries. Holding does not have any significant independent operations or assets other than its ownership interest in Remington. Holding has $32.9 million aggregate principal amount of senior notes which were created during the recapitalization of Holding in February 2003.

REMINGTON ARMS COMPANY, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2003

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co. and Subsidiaries
ASSETS
Current Assets	$110.4	$70.5	$—	$180.9
Receivable from Remington, Net	—	118.9	118.9	—
Equity method investment in subsidiaries	213.1	—	213.1	—
Noncurrent Assets	125.3	49.6		174.9

Total Assets	$448.8	$239.0	$332.0	$355.8

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities	$40.7	$20.2	$—	$60.9
Payable to RACI Holding, Inc. Net	0.9	—	—	0.9
Payable to RA Brands, L.L.C., Net	58.3	—	58.3	—
Payable to RA Factors, Inc., Net	60.6	—	60.6	—
Noncurrent Liabilities	275.9	5.7	—	281.6
Shareholder’s Equity	12.4	213.1	213.1	12.4

Total Liabilities and Shareholder’s Equity	$448.8	$239.0	$332.0	$355.8

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

REMINGTON ARMS COMPANY, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2002

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries
ASSETS
Current Assets	$103.9	$61.1	$—	$165.0
Receivable from Remington, Net	—	110.0	110.0	—
Equity method investment in subsidiaries	201.9	—	201.9	—
Noncurrent Assets	120.0	49.6		169.6

Total Assets	$425.8	$220.7	$311.9	$334.6

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities	$60.4	$13.8	$—	$74.2
Payable to RACI Holding, Inc. Net	1.0	—	—	1.0
Payable to RA Brands, L.L.C., Net	49.4	—	49.4	—
Payable to RA Factors, Inc., Net	59.8	—	59.8	—
Noncurrent Liabilities	143.0	5.0	0.8	147.2
Shareholder’s Equity	112.2	201.9	201.9	112.2

Total Liabilities and Shareholder’s Equity	$425.8	$220.7	$311.9	$334.6

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

REMINGTON ARMS COMPANY, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2003	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries
Sales	$360.7	$—	$—	$360.7
Gross Profit	90.5	—	—	90.5
Subsidiary Income(Expense)	(25.7)	25.7	—	—
Income from Equity Investees	11.2	—	11.2	—
Net Income	(3.2)	11.2	11.2	(3.2)

Year Ended December 31, 2002	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries
Sales	$383.9	$—	$—	$383.9
Gross Profit	110.8	—	—	110.8
Subsidiary Income (Expense)	(38.1)	38.1	—	—
Income from Equity Investees	22.3	—	22.3	—
Net Income	20.0	22.3	22.3	20.0

Year Ended December 31, 2001	Remington	Combined Guarantor Subsidiaries	Elimination	Remington Arms Co., Inc. and Subsidiaries
Sales	$365.7	$—	$—	$365.7
Gross Profit	99.4	—	—	99.4
Subsidiary Income (Expense)	(36.2)	36.2	—	—
Income from Equity Investees	23.1	—	23.1	—
Net Income	13.7	23.1	23.1	13.7

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

REMINGTON ARMS COMPANY, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

December 31, 2003

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries
Operating Activities
Net Cash (Used) Provided in Operating Activities	$(7.2)	$(0.1)	$—	$(7.3)
Investing Activities
Capital Expenditures	(6.9)	—	—	(6.9)

Net Cash (Used) Provided in Investing Activities	(6.9)	—	—	(6.9)
Financing Activities
Net Borrowings from Revolving Credit Facility	17.3	—	—	17.3
Cash Dividends Paid	(103.3)	—	—	(103.3)
Proceeds from Issuance of Long-Term Debt	200.0	—	—	200.0
Principal Payments on Long-Term Debt	(87.8)	—	—	(87.8)
Capital Contributions from RACI Holding, Inc.	4.5	—	—	4.5
Book Overdraft	(4.1)	—	—	(4.1)
Debt Issuance Costs	(12.4)	—	—	(12.4)

Net Cash Provided (Used) in Financing Activities	14.2	—	—	14.2
Increase (Decrease) in Cash and Cash Equivalents	0.1	(0.1)	—	—
Cash and Cash Equivalents at Beginning of Period	0.3	0.1	—	0.4

Cash and Cash Equivalents at End of Period	$0.4	$—	$—	$0.4

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

REMINGTON ARMS COMPANY, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

December 31, 2002

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries
Operating Activities
Net Cash Provided (Used) in Operating Activities	$21.7	$—	$—	$21.7
Investing Activities
Capital Expenditures	(7.5)	—	—	(7.5)

Net Cash Used in Investing Activities	(7.5)	—	—	(7.5)
Financing Activities
Net Payments under Revolving Credit Facility	(14.0)	—	—	(14.0)
Book Overdraft	3.0	—	—	3.0
Principal Payments on Long-Term Debt	(1.1)	—	—	(1.1)
Cash dividends paid	(15.1)	—	—	(15.1)

Net Cash (Used) Provided in Financing Activities	(27.2)	—	—	(27.2)
Increase (Decrease) in Cash and Cash Equivalents	(13.0)	—	—	(13.0)
Cash and Cash Equivalents at Beginning of Period	13.3	0.1	—	13.4

Cash and Cash Equivalents at End of Period	$0.3	$0.1	$—	$0.4

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

REMINGTON ARMS COMPANY, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

December 31, 2001

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries
Operating Activities
Net Cash Provided (Used) in Operating Activities	$50.8	$0.1	$—	$50.9
Investing Activities
Capital Expenditures	(4.2)	—	—	(4.2)

Net Cash Used in Investing Activities	(4.2)	—	—	(4.2)
Financing Activities
Net Payments under Revolving Credit Facility	(39.5)	—	—	(39.5)
Book Overdraft	6.6	—	—	6.6
Principal Payments on Long-Term Debt	(1.4)	—	—	(1.4)
Net Payments on Short-Term Debt	(1.4)	—	—	(1.4)
Debt Issuance Costs	(0.2)	—	—	(0.2)
Proceeds from Issuance Common Stock	—	—	—	—

Net Cash (Used) Provided in Financing Activities	(35.9)	—	—	(35.9)
Increase (Decrease) in Cash and Cash Equivalents	10.7	0.1	—	10.8
Cash and Cash Equivalents at Beginning of Period	2.6	—	—	2.6

Cash and Cash Equivalents at End of Period	$13.3	$0.1	$—	$13.4

Schedule II

REMINGTON ARMS COMPANY, INC.

Valuation and Qualifying Accounts

Years Ended December 31, 2003, 2002, and 2001

(Dollars in Millions)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions/ Deductions to Reserve	Balance at End of Period
Description:
Deducted from Asset Account:
Allowance for Doubtful Accounts
YEAR ENDED
December 31, 2003	$(2.1)	$0.8	$0.8	$(0.5)

YEAR ENDED
December 31, 2002	$(5.1)	$0.3	$2.7	$(2.1)

YEAR ENDED
December 31, 2001	$(5.6)	$0.5	$—	$(5.1)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Remington management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of December 31, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective and no changes are required at this time.

In connection with the evaluation by management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the year ended December 31, 2003 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (To be Updated by Attorneys)

The names, ages and positions of the directors and executive officers of Remington are set forth below. All directors are elected annually and hold office until their successors are elected and qualified, or until their earlier removal or resignation.

Name	Age	Position
Leon J. Hendrix, Jr.(a)(b)(d)(e)	62	Director, Chairman
B. Charles Ames	78	Director
Michael G. Babiarz(a)[(c)](e)	38	Director
Bobby R. Brown(b)(c)	71	Director
Richard A. Gilleland(b)(c)(d)	58	Director
Richard E. Heckert(b)(c)(d)	80	Director
Hubbard C. Howe(c)(e)	75	Director
Thomas E. Ireland(b)(e)	54	Director
Harold O. Rosser	55	Director
H. Norman Schwarzkopf(b)(d)	69	Director
Stephen C. Sherrill(a)(d)(e)	51	Director
Thomas L. Millner(a)(b)	50	Director, President and Chief Executive Officer
Ronald H. Bristol, II	41	Executive Vice President and Chief Operating Officer
Mark A. Little(e)	56	Executive Vice President, Chief Financial Officer, and Chief Administrative Officer
Paul L. Cahan(e)	62	Senior Vice President—Manufacturing
Jay M. Bunting, Jr.	46	Vice President—Sales, Marketing and Product Development—Firearms
John M. Dwyer, Jr.	45	Vice President—Sales, Marketing and Product Development—Ammunition and Clay Targets
Samuel G. Grecco	50	Vice President—Accessories
Stephen P. Jackson, Jr.	35	Vice President—Finance, Treasurer, and Corporate Secretary

(a)	Member, Executive Committee

(b)	Member, Public Policy Committee

(c)	Member, Audit Committee

(d)	Member, Compensation Committee

(e)	Member, Benefits and Investment Committee

Each of our officers is elected by the Board of Directors to hold office until the next succeeding annual meeting of the Board of Directors.

None of our officers has any family relationship with any director or other officer. “Family relationship” for this purpose means any relationship by blood, marriage or adoption, not more remote than first cousin.

The business experience during the past five years of each of the directors and executive officers listed above is as follows:

Leon J. (Bill) Hendrix, Jr. has been a director and Chairman of Remington and Holding since prior to 1999. In November 2000, Mr. Hendrix retired as a principal of CD&R and became an outside director and paid Chairman of Remington. From prior to 1999 until April 1999, Mr. Hendrix was Chief Executive Officer. From prior to 1999 until November 2000, Mr. Hendrix was a principal of CD&R. In November 2000, Mr. Hendrix became an employee of the Company, retaining his title of Chairman. Mr. Hendrix currently serves as a director of Keithley Instruments, NACCO Industries, Inc. and Cambrex Corp. Mr. Hendrix serves on the compensation committee of Keithley Instruments.

B. Charles Ames was elected to the Board of Directors of Remington and Holding prior to 1999. Mr. Ames is a professional employee, and since prior to 1999, has been a principal of CD&R and a general partner of Clayton & Dubilier Associates IV Limited Partnership (“Associates IV”), the general partner of the C&D Fund.

Michael G. Babiarz was elected to the Board of Directors of Remington and Holding prior to 1999. He has been a principal of CD&R since prior to 1999.

Bobby R. Brown has been a director of Remington and Holding since prior to 1999. Mr. Brown was the Chairman of CONSOL Inc. and CONSOL Energy Inc. from prior to 1998 to February 1999. Mr. Brown was a director of CONSOL Inc. and CONSOL Energy Inc. from prior to 1999 to February 2000. Mr. Brown currently serves as a director of Delta Trust and Bank and Peabody Energy, Inc Mr. Brown serves on the compensation committee of Delta Trust and Bank and Peabody Energy, Inc.

Richard A. Gilleland has been a director of Remington and Holding since prior to 1999. From prior to 1999 to March 1999, Mr. Gilleland was CEO and President of Tyco Healthcare Group, a medical supplies company. Mr. Gilleland was a director of Tyco International, Ltd. from prior to 1999 to July 1999.

Richard E. Heckert has been a director of Remington and Holding since prior to 1999. Mr. Heckert has been retired since prior to 1998.

Hubbard C. Howe has been a director of Remington and Holding since prior to 1999. Mr. Howe had served as Chairman and as a director since prior to 1999 of A.P.S., Inc., a distributor of automotive replacement parts, and its parent, APS Holding Corporation, corporations in which an investment partnership managed by CD&R had an investment. A.P.S., Inc. was liquidated in 1999. Mr. Howe currently serves as a director of Western Industries Inc. and Natural Pharmaceuticals Inc.

Thomas E. Ireland has been a director of Remington and Holding since May 2001. He has been a principal of CD&R since prior to 1999. Mr. Ireland is also a director of Jafra Cosmetics International, Inc. its parent CDJR Investments (LUX) S.A., and Jafra Cosmetics International, S.A. de C.V., corporations in which an investment partnership managed by CD&R has an investment.

Harold O. Rosser was elected to the Board of Remington and Holding in February 2003. Since prior to 1999, he has been a managing director of BRS, of which he is a founding member. Mr. Rosser currently serves as a director of Real Mex Restaurants, Inc., Penhall International, Inc., H&E Equipment Services, Inc., O’Sullivan Industries, Inc., Il Fornaio (America) Corporation, and McCormick & Schmick Restaurant Corporation.

H. Norman Schwarzkopf has been a director of Remington and Holding since prior to 1999. From prior to 1999 he has been a commentator for NBC, as well as a lecturer and author. He currently serves as a director of IACI.

Stephen C. Sherrill was elected to the Board of Remington and Holding in February 2003. Since prior to 1999, he has been a managing director of BRS, of which he is a founding member. Mr. Sherrill currently serves as a director of Alliance Laundry Systems, Inc., B&G Foods, Inc. and Doane Pet Care Company. Mr. Sherrill serves on the compensation committee of B&G Foods, Inc.

Thomas L. Millner was President and Chief Operating Officer of Remington since prior to 1999 until April 1999, and in April 1999 became President and Chief Executive Officer. Mr. Millner has been a director of Remington and Holding since prior to 1999.

Ronald H. Bristol, II joined Remington prior to 1999, had served as Vice President and General Manager—Firearms since prior to 1999, and became Executive Vice President and Chief Operating Officer in April 2000.

Mark A. Little was Vice President, Chief Financial Officer and Controller from prior to 1999 to September 1999. In September 1999, he became Vice President, Chief Financial Officer and Treasurer. In April 2000, he became Executive Vice President, Chief Financial Officer and Chief Administrative Officer.

Paul L. Cahan joined Remington prior to 1999 and has served as Vice President and General Manager—Ammunition since prior to 1999. In August 2001, he became Senior Vice President—Manufacturing.

Jay M. Bunting, Jr. joined Remington prior to 1999 as Director of Firearms, Marketing and in January 2000 became Director of Sales. In August 2001, he became Vice President—Sales, Marketing and Product Development for Firearms and Accessories.

John M. Dwyer, Jr. joined Remington prior to 1999 as Director of Product Development—Ammunition and in July 2001 became Vice President—Sales, Marketing, and Product Development for Ammunition and Clay Targets.

Samuel G. Grecco was Vice President—Business Development and Corporate Secretary since prior to 1999 and became Vice President—E-Commerce and E-Business and Corporate Secretary in April 2000.

Stephen P. Jackson, Jr. joined Remington in June 2003 as Vice President –Finance and Treasurer. From prior to 1999, he was a Senior Manager with PricewaterhouseCoopers and became partner at PricewaterhouseCoopers in July 2002.

Audit Committee Composition

The Company has a separately designated standing audit committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee, which currently consists of Bobby R. Brown, Richard A. Gilleland, Richard E. Heckert, and Hubbard C. Howe, has the authority and responsibility, among other things, to recommend to the Board the selection of one or more independent public accountants; to approve the fees paid to the independent accountants; to discuss with the independent accountants the results of the annual audit and quarterly reviews; to review and evaluate the systems of internal control relating to financial reporting, compliance with laws and regulations, and operational efficiency and effectiveness; and to make reports to the Board periodically with respect to its findings. The Company’s Board of Directors has determined that all members of the Company’s Audit Committee are “independent”.

Audit Committee Financial Expert

Remington’s board of directors has determined that in its judgment, Bobby R. Brown qualifies as an “audit committee financial expert” in accordance with the applicable rules and regulations of the Securities and Exchange Commission. An audit committee financial expert is a person who has (1)an understanding of generally accepted accounting principles and financial statements;(2)the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;(3)experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant’s financial statements, or experience actively supervising one or more persons engaged in such activities;(4)an understanding of internal controls and procedures for financial reporting; and (5)an understanding of audit committee functions.

Shareholders’ Agreement

In connection with the Transactions, the C&D Fund and the BRS Fund entered into a shareholders’ agreement which governs certain aspects of the relationships among Holding, Remington, the C&D Fund and the BRS Fund, and sets forth certain arrangement with respect to the corporate governance of Remington and Holding.

Pursuant to the terms of the shareholders’ agreement, Remington’s board of directors must consist of the same members as the board of directors of Holding. The shareholders’ agreement further provides that the board of directors of Holding will initially consist of twelve directors (subject to adjustment upon the occurrence of specified events), including two nominees of the C&D Fund, two nominees of the BRS Fund, four existing directors and four directors mutually agreed to by the C&D Fund and the BRS Fund. These rights of designation held by the C&D Fund and the BRS Fund are keyed to specified ownership levels, and will be reduced and/or cancelled if the C&D Fund’s or the BRS Fund’s ownership levels fall below thresholds specified in the shareholders’ agreement.

The shareholders’ agreement provides that the board may generally approve corporate actions through the approval of a majority of the directors present at any duly convened board meeting or by unanimous written consent of the directors without a meeting. However, the board of directors may not take certain significant actions without the prior written approval of each shareholder owning at least 5% of Holding’s common stock. Among the board actions generally requiring such prior written approval of shareholders are:

(i)	a sale of more than 50% of Holding’s outstanding voting securities, a merger or business combination, a recapitalization or a sale of all or substantially all of the assets of Holding or Remington and their respective subsidiaries;

(ii)	the appointment or termination of the Chief Executive Officer of Holding or Remington;

(iii)	any amendment to the Certificate of Incorporation or By-Laws of Remington or Holding, or any amendment to the shareholders’ agreement;

(iv)	any increase or decrease in the number of directors of Remington or Holding;

(v)	subject to certain exceptions, any transaction between Holding or its subsidiaries, on the one hand, and any shareholder, director or officer of Holding or any of its subsidiaries or affiliates of any such persons, on the other hand, having a value in excess of $500,000; and

(vi)	the termination or amendment of the C&D Fund’s consulting agreement or the BRS Fund’s consulting agreement.

Except for items (iii) and (v), these actions will cease to require the C&D Fund’s prior written approval upon repayment in full of the Holding Notes.

The shareholders’ agreement also requires enhanced voting requirements for board approval of particular matters, including, among other things:

(i)	the entry by Holding or its subsidiaries into a line of business unrelated to the existing lines of business of Holding or Remington;

(ii)	the incurrence by Holding or its subsidiaries of indebtedness in excess of $5 million at any time outstanding;

(iii)	the acquisition or disposition by Holding or its subsidiaries of any assets outside of the ordinary course of business, having a value in excess of $5 million;

(iv)	any voluntary liquidation or dissolution of Holding or Remington;

(v)	any issuance of shares of capital stock or securities convertible into shares of capital stock, stock appreciation rights, profit participation interests or other similar rights of Holding or its subsidiaries to any person, except pursuant to any management stock option plan approved by a supermajority of the board of directors of Holding;

(vi)	subject to certain exceptions, the declaration of dividends or other distributions or repurchases or redemptions of capital stock or options by Holding or Remington;

(vii)	the appointment or termination of senior management, other than Chief Executive Officer, of Holding or Remington; and

(viii)	the creation of any compensation or option plan and the setting of annual compensation for any members of senior management of Holding and its subsidiaries. Under the shareholders’ agreement, the approval of these matters will require either

(a)	the affirmative vote of nine directors or

(b)	the affirmative vote of a majority of directors present at any duly convened board meeting, which majority must include one director nominated by the C&D Fund and one director nominated by the BRS Fund for so long as the C&D Fund or the BRS Fund, as applicable, along with certain affiliates, hold at least 5% of the then outstanding shares of common stock of Holding.

Code of Ethics

Remington has a code of ethics that applies to all employees. Our code of ethics, referred to as “Business Ethics Policy and Procedures” is publicly available on our website under Investor Relations at www.remington.com and is available in print to any investor who requests it. Remington will disclose on the Investor Relations page on its website, amendments and waivers with respect to the code of ethics that would otherwise be required to be disclosed under Item 10 of Form 8-K.

Item 11.	EXECUTIVE COMPENSATION

Compensation of Directors

Members of the Boards of Directors of Remington who are not employees of Remington, Holding, CD&R or BRS (each, an “Eligible Director”) receive a per meeting fee of $1,000 for each Remington board and committee meeting attended and an annual retainer of $25,000. An additional fee of $2,000 per meeting is paid to the chairman of each committee. All directors are reimbursed for reasonable travel and lodging expenses incurred to attend meetings. During 2003, each Eligible Director also received a grant of options to acquire 226 shares of Holding’s common stock at an exercise price of $220.31 per share. The economic terms of the options are the same as those granted to management in 2003. See “Compensation of Executive Officers – Options/SAR Grants in Last Fiscal Year.”

Compensation of Executive Officers

The following table summarizes the compensation paid by Remington to its Chief Executive Officer and to each of our four other most highly compensated executive officers (the “Named Executive Officers”) during or with respect to the 2001, 2002 and 2003 fiscal years for services in all capacities rendered to us for such fiscal years.

	Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)(1)	Securities Underlying Options (#)	All Other Compensation
Thomas L. Millner President and Chief Executive Officer	2001 2002 2003	435,000 480,000 480,000	— 480,000 —	— — —	— — 3,632	17,201 502,047 1,139,339	(2)

Ronald H. Bristol, II Executive Vice President and Chief Operating Officer	2001 2002 2003	235,000 260,000 260,000	— 117,015 —	— — —	— — 2,270	7,050 255,863 325,537	(3)

Mark A. Little Executive Vice President, Chief Financial Officer, Chief Administrative Officer	2001 2002 2003	220,000 245,000 245,000	— 220,500 —	— — —	— — 2,270	10,450 180,304 250,010	(2)

Paul L. Cahan Senior Vice President—Manufacturing	2001 2002 2003	173,000 220,000 220,000	— 99,000 —	— — —	— — 680	5,190 251,834 392,708	(4)

Samuel G. Grecco Vice President—E-Business and E-Commerce and Corporate Secretary	2001 2002 2003	173,000 185,000 185,000	— 148,000 —	— — —	— — 454	5,190 166,091 353,154	(5)

(1)	Excludes perquisites and other personal benefits if the aggregate amount thereof is less than the lesser of $50,000 or 10% of the Named Executive Officer’s salary and bonus.

(2)	Amount reflects premiums paid by the Company for a Disability Insurance Policy, Remington’s matching contributions and interest on behalf of the Named Executive Officer to the Remington Savings and Investment Plans in the amounts of $14,400 and $7,350 for Messrs. Millner, and Little, respectively; and a special payment of $1,060,256 and $206,729 for Messrs. Millner and Little, respectively, for stock options (in connection with the acceleration and resulting cancellation of the options in February 2003).

(3)	Amount reflects Remington’s matching contributions and interest on behalf of the Named Executive Officer to the Remington Savings and Investment Plans in the amounts of $7,800, and a special payment of $272,051 stock options (in connection with the acceleration and resulting cancellation of the options in February 2003).

(4)	Amount reflects a miscellaneous moving expense allowance of $5,000, Remington’s matching contributions and interest on behalf of the Named Executive Officer to the Remington Savings and Investment Plans in the amount of $6,600, and a special payment of $333,943 for stock options (in connection with the acceleration and resulting cancellation of the options in February 2003)

(5)	Amount reflects Remington’s matching contributions on behalf of the Named Executive Officer to the Remington Savings and Investment Plans in the amount of $5,550 and a special payment of $347,604 for stock options (in connection with the acceleration and resulting cancellation of the options in February 2003).

Option/SAR Grants in Last Fiscal Year

						Potential Realized Value/ Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options Granted		Percentage of Total Options Granted to Employees in Fiscal 2003	Exercise Price ($/SH)	Expiration Date	5% ($358.86)	10% ($571.43)
Thomas L. Millner	3,632	(A)	26%	220.31	6/13/2013	$503,214	$1,275,268
Ronald H. Bristol, II	2,270	(A)	16%	220.31	6/13/2013	314,509	797,042
Mark A. Little	2,270	(A)	16%	220.31	6/13/2013	314,509	797,042
Paul L. Cahan	680	(A)	5%	220.31	6/13/2013	94,214	238,762
Samuel G. Grecco	454	(A)	3%	220.31	6/13/2013	62,902	159,408

(A)	Subject to the Named Executive Officer’s continued employment, 50% of the options (the service options) vest and become exercisable in equal installments on each of the fourth and fifth anniversaries of the grant date, and the other 50% of the options (the performance options) vest and become exercisable on each of the first three anniversaries of the grant date, provided that the annual performance target is achieved in each of the related three years. Alternatively, if the annual performance target for a particular year is not met, but the cumulative performance target for the subsequent year is met, a proportionate amount of the performance options vest. If the performance targets are not achieved, the performance options vest on the ninth anniversary of the grant date, subject to the continuous employment of the Named Executive Officer through such date. Options that are not exercised will expire on the tenth anniversary of the date of grant. The options are subject to acceleration under certain circumstances, including a “change in control” (as defined in the RACI Holding, Inc. 2003 Stock Option Plan).

Aggregated Option Exercises and FY-End Option Value Table(1)

Name	Shares Acquired on Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options at FY- End Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at FY-End Exercisable/Unexercisable (1)
Thomas L. Millner	—	—	— /3,632	$	—/ —
Ronald H. Bristol, II	—	—	— /2,270		—/ —
Mark A. Little	—	—	— /2,270		—/ —
Paul L. Cahan	—	—	— / 680		—/ —
Samuel G. Grecco	—	—	— / 454		—/ —

(1)	Calculated based on a per share price of Holding Common Stock of $220.31, the estimated fair value as of December 31, 2003, less the exercise price for the option.

In connection with the Transactions, all then outstanding options were canceled in exchange for a payment equal to the excess, if any, of $220.31 over the exercise price, including options to purchase 15,276, 4,163, 5,255, 5,364 and 5,175 shares of common stock held by Messrs. Millner, Bristol, Little, Cahan and Grecco, respectively, for payments equal to $1,060,256, $272, 051, $206, 729, $333,943 and $347,604, respectively.

Pension and Retirement Plan

The Remington Arms Company, Inc. Pension and Retirement Plan was established effective December 1, 1993 to provide retirement income and survivor benefits to Remington’s employees and their beneficiaries through a tax qualified program. Pension benefits under the Retirement Plan are limited in accordance with the provision of the Internal Revenue Code of 1986, as amended (the “Code”), governing tax qualified pension plans. We adopted a Supplemental Pension Plan effective January 1, 1998 (the “Supplemental Plan” and, together with the Pension and Retirement Plan, the “Pension Plans”) that provides for payment to participants of retirement benefits equal to the excess, if any, of 2% of the participant’s average monthly pay multiplied by such participant’s years of service over the amount actually earned by such participant under the Pension and Retirement Plan. Each of the Named Executive Officers is eligible to participate in the Pension Plans. Benefits under the Supplemental Plan are not pre-funded; such benefits are paid by Remington when due.

Retirement benefits under the Pension Plans are generally based on an employee’s years of benefit service as computed under plan provisions. Generally, an employee’s benefit service under the Pension Plans includes all of his service with Remington and his service, if any, with DuPont prior to the Acquisition. DuPont service is not recognized for benefit accrual or early retirement eligibility; however, eligible employees who elected to retire from DuPont will receive retirement income from the DuPont retirement plan in connection with the Acquisition. Retirement benefits are generally paid in annuity form, for life, commencing at the employee’s 65th birthday, although longer service employees may elect to commence receiving retirement income at an earlier age.

	Estimated Annual Retirement Benefits Based on Service of
Salary and 50% of Incentive Compensation	15 Years	20 Years	25 Years	30 Years	35 Years
225,000	67,500	90,000	112,500	135,000	157,500
250,000	75,000	100,000	125,000	150,000	175,000
300,000	90,000	120,000	150,000	180,000	210,000
400,000	120,000	160,000	200,000	240,000	280,000
450,000	135,000	180,000	225,000	270,000	315,000
500,000	150,000	200,000	250,000	300,000	350,000
550,000	165,000	220,000	275,000	330,000	385,000
600,000	180,000	240,000	300,000	360,000	420,000
650,000	195,000	260,000	325,000	390,000	455,000

The above table illustrates the estimated annual amounts payable under the Pension Plans, including the Supplemental Plan, in the form of a straight life annuity to employees retiring at age 65 in 2003. Compensation recognized under the Pension Plans generally includes an employee’s average compensation for the three highest calendar years or the highest 36 consecutive months during the employee’s final 10 years of service. Compensation for this purpose includes overtime, shift differentials and 50% of any incentive compensation award. Compensation does not include awards and payments under any other special compensation plans, payments for severance, relocation or other special payments.

The years of benefit service and average monthly pay (expressed as an annual amount), recognized as of December 31, 2003, under the Pension Plans for each eligible Named Executive Officer are as follows:

Name	Years of Service	Average Pay
Thomas L. Millner	9.6	$639,884
Ronald H. Bristol, II	8.5	$311,725
Mark A. Little	7.5	$298,617
Paul L. Cahan	8.7	$266,944
Samuel G. Grecco	27.7	$242,444

On July 25, 2001, the Board of Directors of Remington amended the Health and Welfare Benefit Plan (“Medical Plan”) to allow outside directors under the age of 65 to participate in the Medical Plan. Presently, one outside director is enrolled in the Medical Plan and reimburses Remington at the same cost as an active employee.

On January 23, 2002, the Board of Directors of Remington extended medical coverage to certain key employees and outside directors under the age of 65 (collectively, the “Participants”), which allows them to continue to participate in the Medical Plan under certain circumstances. In the event of a change of control, or in the case of a key Participant’s retirement, resignation or termination (except in the case of termination for cause), the Participants will be entitled to continue to participate in the Medical Plan or any successor plans, at a cost equal to the cost for active Remington employees and on the same basis.

Executive Employment Agreements

In August 1999, we entered into Executive Employment Agreements with each of the Named Executive Officers. The agreements provide for continued employment terms and for severance terms if employment is terminated under certain conditions. In the event of a termination of the Named Executive Officer’s employment by us without “cause” (as defined in the agreement) or by such Named Executive Officer for “good reason” (as defined in the agreement), the Named Executive Officer will receive his “base salary” (as defined in the agreement) for a period of three years for Mr. Millner, two years for Mr. Little and one year for each of Messrs. Cahan, Bristol and Grecco, and in each such case, a pro-rata portion of incentive compensation that would have been payable for the calendar year in which his employment terminates. Messrs. Millner and Little will also receive service credit under Remington’s pension plans of three and two years, respectively. Our Executive Employment Agreements with our Named Executive Officers are without a fixed term. The agreements also contain certain non-competition and non-solicitation provisions and provide for the termination of previously existing employment and severance agreements and arrangements.

Compensation Committee Interlocks and Insider Participation

The Board of Directors of Remington established a Compensation Committee to review all compensation arrangements for executive officers of Remington. The individuals serving on the Compensation Committee during 2001 were Richard A. Gilleland, Chairman, Leon J. Hendrix, Jr., H. Norman Schwarzkopf, Stephen C, Sherrill, and Richard E. Heckert. Mr. Hendrix has served as Chairman of Remington and Holding since December 1997 and Chief Executive Officer from December 1997 to April 1999. Mr. Hendrix was also a principal of CD&R until his retirement in 2000. In November 2000, Mr. Hendrix became an employee of Remington, retaining the title of Chairman. Mr. Hendrix continues to serve as a director of Remington and Holding and as a member of the Compensation Committee. Remington has also agreed to indemnify the members of the boards employed by CD&R and CD&R against certain liabilities incurred under the federal securities laws, other laws regulating our business and certain other claims and liabilities with respect to their services for Remington.

CD&R receives an annual fee for management and financial consulting services to us and reimbursement of out-of-pocket expenses. In connection with the BRS Investment, the BRS Fund entered into consulting and indemnification agreements with Holding and Remington on substantially the same terms as the existing CD&R consulting and indemnification agreements. The consulting and indemnification agreements with the C&D Fund and the BRS Fund provide for a $500,000 annual fee to each of the C&D Fund and the BRS Fund. Such consulting fees are reviewed on an annual basis. The consulting fees paid to CD&R were $500,000 for 2003, 2002, and 2001 and the consulting fees paid to BRS were $440,278 for 2003.

As part of the Transaction, the C&D Fund sold 690,990 shares of common stock of Holding to Holding for an aggregate purchase price of $152,232,006.90 in cash plus $32,891,480.11 aggregate principal amount of Holding Notes. In addition, Messrs. Gilleland, Schwarzkopf and Heckert (or affiliated trusts) sold 2,487, 2,671 and 2,487 shares of common stock of Holding, respectively, to Holding at a cash purchase price of $220.31 per share.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Holding owns all of the outstanding common stock of Remington. Each share of common stock is entitled to one vote. The following table sets forth the beneficial ownership, as of the date of this prospectus, of common stock of Holding by each director of Remington, by all directors and executive officers of Remington as a group, by each Named Executive Officer, and by each person who owns beneficially more than five percent of the outstanding shares of common stock of Holding:

Name of Beneficial Owner	Number of Shares	Percent of Class(1)
Bruckmann, Rosser, Sherrill & Co. II, L.P(2)	135,954	66.5%
The Clayton & Dubilier Private Equity Fund IV Limited Partnership(3)	28,717	14.1%
Clayton & Dubilier Associates IV Limited Partnership(4)	59,010	28.9%
B. Charles Ames(4)(5)(6)	4,539	2.2%
Michael G. Babiarz(4)(6)	—	—
Hubbard C. Howe(6)	—	—
Thomas E. Ireland(4)-	—	—
Bobby R. Brown	900	*
Richard A. Gilleland	213	*
Richard E. Heckert	213	*
Harold O. Rosser(7)(8)	217	—
H. Norman Schwarzkopf(9)	229	*
Stephen C. Sherrill(7)(8)	217	—
Leon J. Hendrix, Jr.(6)(10)	1,400	*
Thomas L. Millner(11)	3,762	1.8%
Ronald H. Bristol, II(11)	922	*
Samuel G. Grecco(11)	2,607	1.3%
Mark A. Little(11)	1,198	*
Executive officers and directors as a group (5)(6)(7)(8)(9)(10)(11)(12)	17,284	8.5%

*	Less than 1%

(1)	For purposes of calculating the percentage of ownership held by each beneficial owner, deferred shares are not included in the total number of shares outstanding, but are included in the number of shares owned by such beneficial owner.

(2)	BRSE, L.L.C. (“BRSE”) is the general partner of the BRS Fund and by virtue of such status may be deemed to be the beneficial owner of the shares owned by the BRS Fund. BRSE has the power to direct the BRS Fund as to the voting and disposition of shares held by the BRS Fund. No single person controls the voting and dispositive power of BRSE with respect to the shares owned by the BRS Fund. Bruce Bruckmann, Harold O. Rosser, Stephen C. Sherrill, Paul D. Kaminski and Thomas J. Baldwin are the managers of BRSE, and none of them individually has the power to direct or veto the voting or disposition of shares owned by the BRS Fund. BRSE expressly disclaims beneficial ownership of the shares owned by the BRS Fund. Each of Messrs. Bruckmann, Rosser, Sherrill, Kaminski and Baldwin expressly disclaims beneficial ownership of the shares owned by the BRS Fund. The business address for each of the BRS Fund and BRSE is 126 East 56th Street, New York, New York, 10022.

(3)	Clayton & Dubilier Associates IV Limited Partnership (“Associates IV”) is the general partner of the C&D Fund and by virtue of such status may be deemed to be the beneficial owner of the shares owned by the C&D Fund. Associates IV has the power to direct the C&D Fund as to the voting and disposition of shares held by the C&D Fund. Includes 30,293 shares held by limited partners of the C&D Fund, including 4,627 shares held by Mr. Ames, 4,627 shares held by the B. Charles Ames Family 2003 Trust, 2,314 shares held by Mr. Babiarz, 1,735 shares held by Mr. Hendrix, 578 shares held by the Leon J. Hendrix Family 1993 Trust and 9,255 shares held by Mr. Howe, as to which Associates IV has both investment and dispositive power. No single person controls the voting and dispositive power of Associates IV with respect to the shares owned by the C&D Fund. Mr. Ames, Joseph L. Rice, III and Donald Gogel are the general partners of Associates IV, and none of them individually has the power to direct or veto the voting or disposition of shares owned by the C&D Fund. Associates IV expressly disclaims beneficial ownership of the shares owned by the C&D Fund, Messrs. Ames, Babiarz, Hendrix and Howe, the B. Charles Ames Family 2003 Trust and the Leon J. Hendrix Family 1993 Trust. Each of Messrs. Ames, Rice and Gogel expressly disclaims beneficial ownership of the shares owned by the C&D Fund. The business address for each of the C&D Fund and Associates IV is 270 Greenwich Avenue, Greenwich, Connecticut 06830.

(4)

Does not include the 28,717 shares owned by the C&D Fund, or the 59,010 shares deemed beneficially owned by Associates IV. Mr. Ames may be deemed to share beneficial ownership of the shares owned of record by the C&D

Fund by virtue of his status as a general partner of Associates IV, but each expressly disclaims such beneficial ownership of the shares owned by the C&D Fund and deemed beneficially owned by Associates IV. The general partners of Associates IV share investment and voting power with respect to securities owned by the C&D Fund but no individual controls such investment or voting power.

(5)	Includes shares held by the B. Charles Ames Family 2003 Trust and the B. Charles Ames TOD to B. Charles Ames Trust UAD August 26, 2002.

(6)	Excludes shares held by the director as to which Associates IV has both investment and dispositive power. See footnote (3) above.

(7)	Includes 177 shares held by Julie Frist (“Frist”) and 40 shares held by Marilena Tibrea (“Tibrea”) in his capacity as a power of attorney holder from each of Frist and Tibrea.

(8)	Does not include 135,954 shares of common stock owned by the BRS Fund. Messrs. Rosser and Sherrill may be deemed to share beneficial ownership of the shares owned of record by the BRS Fund by virtue of their status as members and managers of BRSE, but each expressly disclaims such beneficial ownership of the shares owned by the BRS Fund. The members and managers of BRSE share investment and voting power with respect to securities owned by the BRS Fund, but no individual controls such investment or voting power.

(9)	All shares are held by H. Norman Schwarzkopf Revocable Trust of 1992.

(10)	Includes 256 deferred shares held by Mr. Hendrix, director, Chairman.

(11)	Includes 3,393, 781, 1,000, and 2,530 deferred shares of common stock held by Messrs. Millner, Bristol, Little, and Grecco, respectively.

(12)	Includes 8,721 deferred shares of common stock held by the directors and executive officers as a group.

Equity Compensation Plan Information

Table of Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the indicated information regarding our equity compensation plans and arrangements as of December 31, 2003.

Plan category	Class of Security	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans

Equity compensation plans approved by security holders	Options	14,294		$220.31	1,596

Equity compensation plans not approved by security holders	Options	844	(1)	$220.31	22,881	(2)

Total	Options	15,138		$220.31	24,477	(2)

(1)	Does not include 9,584 outstanding deferred shares.

(2)	Includes 9,584 outstanding deferred shares. The remaining awards may be granted as deferred shares or options.

Description of Equity Compensation Plans Not Approved By Security Holders

In May 1999, the Holding adopted the RACI Holding Inc. Stock Incentive Plan (the “1999 Stock Incentive Plan”) for the purpose of promoting the long-term financial success of Holding and the Company and to materially increase stockholder value by (1) motivating superior performance by participating employees, (2) providing employees with an ownership interest in Holding and (3) enabling Holding and the Company to attract the services of an outstanding management team. The 1999 Stock Incentive Plan permits the grant of rights to purchase shares of the common stock of Holding or deferred shares and options to purchase shares to participating employees. Only employees who made irrevocable elections to acquire shares under the 1999 Stock Incentive Plan prior to January 1, 2003 may receive additional grants under the 1999 Stock Incentive Plan. There are currently 13,297 shares remaining available for grant under the plan.

A copy of the 1999 Stock Incentive Plan is filed as Exhibit 10.41 to this Annual Report on Form 10-K.

Options. Options awarded under the plan are evidenced by an option agreement. Options may be subject to a vesting schedule based on completion of a specified period of service or the achievement of annual EBITDA targets. Upon exercise of an option, a participating employee is required to enter into a stock subscription agreement containing, among other things, substantial restrictions on transfer and repurchase rights upon termination of employment. Unless earlier terminated pursuant to the applicable option agreement, unexercised options expire on the tenth anniversary of the grant date.

Unless the Board determines that alternative options (discussed below) will be available, upon a change in control of the Company, each option will be canceled in exchange for a payment in cash of an amount equal to the excess, if any, of the price paid in the change of control transaction over the exercise price. The replacement options offered by the acquiror will be considered alternative options as long as they: (1) provide rights and entitlements substantially equivalent to or better than the rights, terms and conditions applicable under the options; (2) have substantially equivalent economic value to the options (determined at the time of the change in control); and (3) have certain terms and conditions intended to preserve the economic value of the alternative options to the participating employee in the event of an involuntary termination within two years following a change in control.

Deferred Shares. Deferred shares offered under the plan are evidenced by either a deferred share award agreement or matching deferred share award agreement, depending on whether the deferred shares are purchased by or granted to the participating employee in connection with his or her purchase of shares or deferred shares. Generally, after the deferral period, shares of common stock will be issued in respect of deferred shares, at which time each holder of deferred shares would enter into a stock subscription agreement for those shares containing, among other things, substantial restrictions on transfer and repurchase rights upon termination of employment. The shares of common stock related to deferred shares granted will generally be issued to employees upon the earliest of the following to occur: (1) immediately before a change of control of the Company, unless deferred shares of the acquiror in the change of control with substantially similar terms are available and the holder of the deferred shares has not elected prior to the change of control to receive the shares for his or her deferred shares; (2) the expiration of any lock-up period following a public offering; (3) immediately before the record date for a leveraged recapitalization of the issuer in which the C&D Fund has a realization event with respect to a substantial portion of its investment and (4) the employee’s termination of employment other than for cause.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Principal Shareholders

The C&D Fund, which currently holds, on a fully diluted basis taking into account all options and deferred shares, 12.5% of the outstanding common stock of Holding, is a private investment fund managed by Clayton, Dubilier & Rice, Inc., or CD&R. The general partner of the C&D Fund is Associates IV. Leon J. Hendrix, Jr., formerly a principal of CD&R, is a director of Holding and Remington and has served as Chairman since December 1997. In November 2000, Mr. Hendrix became an employee of Remington, retaining the title of Chairman. B. Charles Ames is a principal of CD&R, general partner of Associates IV, and a director of Remington and Holding. Michael G. Babiarz and Thomas E. Ireland are principals and stockholders of CD&R and directors of Remington and Holding. Hubbard C. Howe is a director of Remington and a former principal of CD&R. As part of the Transactions, the C&D Fund sold 690,990 shares of common stock of Holding to Holding for an aggregate purchase price of $152,232,006.90 in cash plus $32,891,480.11 aggregate principal amount of Holding Notes. Also in connection with the Transactions, Mr. Ames and certain affiliated family trusts purchased 3,646 newly issued shares of common stock of Holding for an aggregate purchase price of $803,250.26. In addition, Messrs. Bechtel, Brown, Dresdale, Gilleland, Heckert and Schwarzkopf (or affiliated trusts) sold 2,303, 1,800, 737, 2,487, 2,487 and 2,671 shares of common stock of Holding, respectively, to Holding for a purchase price of $220.31 per share in cash.

The BRS Fund, which currently owns, on a fully diluted basis taking into account all options and deferred shares, 59.5% of the capital stock of Holding, is a private equity investment fund managed by Bruckmann, Rosser, Sherrill & Co, Inc., or BRS. The general partner of the BRS Fund is BRSE, L.L.C. Harold O. Rosser and Stephen C. Sherrill, both principals of BRS, are directors of Remington and Holding.

Pursuant to consulting agreements Holding and Remington have entered into with CD&R and BRS, CD&R and BRS receive annual fees for management and financial consulting services provided to us and reimbursement of out-of-pocket expenses. Such consulting services include helping us to establish effective banking, legal and other business relationships, and assisting management in developing and implementing strategies for improving our operational, marketing and financial performance. The consulting agreements currently provide for annual fees of $0.5 million to each of CD&R and BRS, which may be adjusted, subject to the approval of both the C&D Fund and the BRS Fund, at the discretion of a majority of the directors of Remington and Holding not affiliated with CD&R or BRS, respectively. In addition, the consulting agreements also provide that if an employee of CD&R or BRS is appointed to an executive management position (or position of comparable responsibility) with us, the annual fee will be increased by an amount to be determined by CD&R or BRS, the amount of such increase not to exceed 100% of the existing annual fee in effect at that time. However, any increase in the annual fee is subject to applicable limitations under our existing and future debt. We paid to CD&R an annual fee and expenses of $0.6 million in 2003, and $0.5 million each in 2002 and 2001. We paid BRS an annual fee and expenses of $0.5 million in 2003. The consulting agreements also provides that CD&R and BRS will perform financial advisory, investment banking and similar services with respect to proposals for an acquisition, merger, recapitalization, or any other similar transaction directly or indirectly involving Holding, Remington and their subsidiaries. The fee for such services in connection with future transactions would be an amount equal to 1% of the transaction value for the transaction to which such fee relates. The amount of the transaction fee may be increased if approved by a majority of the directors of Remington not affiliated with CD&R or BRS, as applicable, and by both the C&D Fund and the BRS Fund.

Holding and Remington have entered into indemnification agreements with both CD&R and the C&D Fund and BRS and the BRS Fund, pursuant to which Holding and Remington have agreed to indemnify CD&R, the C&D Fund, BRS and the BRS Fund and each of their respective directors, officers, partners, employees, agents and controlling persons, against certain liabilities arising under the federal securities laws, other laws regulating our business and certain other claims and liabilities. The C&D Fund and Holding have entered into a registration rights agreement that, among other things, provides the C&D Fund and will provide certain other Holding equity holders with certain registration rights with respect to their Common Stock. The BRS Fund will also be a beneficiary and be bound by the terms of the registration rights agreement.

We paid fees to the law firm of Debevoise & Plimpton LLP during 2003 for legal services rendered. Franci J. Blassberg, Esq., a member of Debevoise & Plimpton LLP, is married to Joseph L. Rice, III, a general partner of Associates IV. Fees and expenses paid to Debevoise & Plimpton LLP for 2003 were $2.8 million, a portion of which consisted of fees and expenses related to the Transaction and the offering of the old notes. Fees and expenses for 2002 and 2001 were $1.5 million and $1.7 million, respectively.

Stock Option and Purchase Plans

As of December 31, 2003, we had reserved 39,615 shares of Holding’s Common Stock for issuance in accordance with the terms of the Amended and Restated RACI Holding, Inc. Stock Incentive Plan (the “1999 Stock Incentive Plan”) and the 2003 Stock Option Plan. As of December 31, 2003, 15,138 options were granted and no shares of Common Stock have been issued under the above mentioned plans. Currently, 9,584 deferred shares and 1,842 redeemable shares are outstanding under the 1999 Stock Incentive Plan. As of December 31, 2003, 14,893 shares of Common Stock remained available for grant under the above mentioned plan.

In connection with the Transactions, 15,970 shares of common stock were distributed in respect of an equal number of deferred shares held under the 1999 Stock Incentive Plan and the 1997 Directors Plan. Also in connection with the Transactions, all outstanding options were accelerated and canceled in exchange for a payment equal to the excess, if any, of $220.31 over the exercise price for the option. In March 2003, certain members of management acquired an aggregate of 1,375 redeemable deferred shares of Holding at a purchase price of $220.31 per share and were granted options to purchase 844 shares of Holding’s common stock at an exercise price of $220.31 per share, of which 281 options are exercisable. In addition, Holding repurchased 336 shares of its common stock from a former officer in connection with his retirement at a fair market value of $220.31 per share, as determined by an independent valuation.

As part of the Transactions, Messrs Millner, Bristol, Little, Cahan, and Grecco, and the executive officers and directors as a group, sold an aggregate of 4,316, 1,644, 2,302, 2,979, 893, and 26,262 shares of common stock of Holding, respectively, at a sale price of $220.31 per share.

In June 2003, 14,294 options were granted to certain directors and members of management under the RACI Holding, Inc. 2003 Stock Option Plan, at a per share exercise price of $220.31 per share, of which no options are currently exercisable.

In September 2003, Holding repurchased 29 of its redeemable cash shares, 12 of its redeemable deferred shares, and 3 of its common shares from certain terminating employees at the fair market value of $220.31 per share, as determined by an independent valuation.

Item 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Our audit fees to PricewaterhouseCoopers LLP were $0.4 million and $0.3 million for professional services rendered in connection with the annual audit and quarterly reviews of the financial statements in 2003 and 2002, respectively. We also had audit fees of $0.4 million for services performed related to the S-4 filing in 2003.

Audit-Related Fees

Our audit-related fees to PricewaterhouseCoopers LLP were $0.1 million for professional services rendered in 2003 for compliance reviews of the Health Insurance Portability and Accountability Act of 1996 (HIPPA) and for the annual employee benefits plan audit. In 2002, we had $0.1 million of audit-related fees to PricewaterhouseCoopers LLP for the consultation and review of our medical benefits plan, internal control reviews, and for the annual employee benefits plan audit.

Tax Fees

Our tax-related fees to PricewaterhouseCoopers LLP were $0.2 million for professional services rendered in 2003 for state tax consulting and review. In 2002, we had tax fees to PricewaterhouseCoopers LLP of $0.1 million for tax consultation.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report:

(b) Reports on Form 8-K

There were no reports filed on form 8-K during 2003.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 30, 2004.

REMINGTON ARMS COMPANY, INC.

By:	/S/ THOMAS L. MILLNER

Name:	Thomas L. Millner
Title:	Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2004.

Signature	Title	Date

/s/ THOMAS L. MILLNER Thomas L. Millner	Chief Executive Officer, President and Director	March 30, 2004

/s/ MARK A. LITTLE Mark A. Little	Executive Vice President, Chief Financial Officer, and Chief Administrative Officer	March 30, 2004

/s/ LEON J. HENDRIX, JR. Leon J. Hendrix, Jr.	Chairman and Director	March 30, 2004

/s/ B. CHARLES AMES B. Charles Ames	Director	March 30, 2004

/s/ MICHAEL G. BABIARZ Michael G. Babiarz	Director	March 30, 2004

/s/ BOBBY R. BROWN Bobby R. Brown	Director	March 30, 2004

/s/ RICHARD A. GILLELAND Richard A. Gilleland	Director	March 30, 2004

/s/ RICHARD E. HECKERT Richard E. Heckert	Director	March 30, 2004

/s/ HUBBARD C. HOWE Hubbard C. Howe	Director	March 30, 2004

/s/ THOMAS E. IRELAND Thomas E. Ireland	Director	March 30, 2004

/s/ HAROLD O. ROSSER Harold O. Rosser	Director	March 30, 2004

Signature	Title	Date

/s/ H. NORMAN SCHWARZKOPF H. Norman Schwarzkopf	Director	March 30, 2004

/s/ STEPHEN C. SHERRILL Stephen C. Sherrill	Director	March 30, 2004

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

The form of proxy, notice of annual meeting and instructions sent to security holders are attached here to as exhibits 99.2 and 99.3.

EXHIBIT INDEX

Form 10-K for Fiscal Year Ended December 31, 2003

Exhibit Number	Description of Document

2.1	Asset Purchase Agreement, dated as of November 24, 1993, among Remington Arms Company, Inc., formerly named RACI Acquisition Corporation (“Remington”), E.I. du Pont de Nemours and Company (“DuPont”) and Sporting Goods Properties, Inc., formerly named Remington Arms Company, Inc. (“Sporting Goods”); previously filed as Exhibit 2.1 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996 by Remington and Holding, and herein incorporated by reference.

2.2	Understanding and Agreement Regarding Product Liability Litigation, dated as of June 1, 1996 between DuPont and Remington; previously filed as Exhibit 2.2 to Amendment No. 2 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed April 23, 1997 by Remington and Holding, and herein incorporated by reference.

2.3	Non-Competition Agreement, dated as of December 1, 1993, among DuPont, Sporting Goods and Remington; previously filed as Exhibit 2.3 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996 by Remington and Holding, and herein incorporated by reference.

2.4	Product Liability Services and Defense Coordination Agreement, dated as of December 1, 1993, among DuPont, Sporting Goods and Remington; previously filed as Exhibit 2.4 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996 by Remington and Holding, and herein incorporated by reference.

2.5	Environmental Liability Services Agreement, dated as of December 1, 1993, between DuPont and Remington; previously filed as Exhibit 2.5 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996 by Remington and Holding, and herein incorporated by reference.

3.1	Certificate of Incorporation of Remington, dated October 21, 1993, as amended on November 23, 1993; previously filed as Exhibit 3.3 to Registration Statement No. 33-74194, under the Securities Act of 1933, as amended, filed January 14, 1994 by Remington and Holding, and herein incorporated by reference.

3.2	By-laws of Remington (contained in exhibit 10.12).

3.3	Certificate of Formation of RA Brands L.L.C., dated June 29, 2000, previously filed as Exhibit 3.5 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed May 16, 2003 by Remington and Holding, and herein incorporated by reference.

3.4	Limited Liability Company Agreement of RA Brands, L.L.C. dated June 30, 2000, previously filed as Exhibit 3.6 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed May 16, 2003 by Remington and Holding, and herein incorporated by reference.

3.5	Certificate of Incorporation of RA Factors, Inc. dated January 2, 2001, previously filed as Exhibit 3.7 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed May 16, 2003 by Remington and Holding, and herein incorporated by reference.

3.6	By-Laws of RA Factors, Inc., previously filed as Exhibit 3.8 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed May 16, 2003 by Remington and Holding, and herein incorporated by reference.

4.1	Specimen of Holding Class A Common Stock Certificate; previously filed as Exhibit 4.1 to Holding’s Annual Report on Form 10-K, filed March 30, 1998, and herein incorporated by reference.

4.2	Specimen of Holding Class B Common Stock Certificate; previously filed as Exhibit 4.2 to Holding’s Annual Report on Form 10-K, filed March 30, 1998, and herein incorporated by reference.

4.3	Sublease, dated as of March 1, 1987, between S&K Industries, Inc., as lessor, and Remington as assignee of DuPont, as lessee (agreement to furnish such sublease to the Securities and Exchange Commission upon its request); previously filed as Exhibit 4.17 to Holding’s Annual Report on Form 10-K, filed March 30, 1998, and herein incorporated by reference.

10.1	Indenture, dated as of January 24, 2003 among Remington, RBC Holding, Inc., RA Brands, LLC, RA Factors, Inc. and U.S. Bank National Association with respect to Remington’s 10½% Senior Notes due 2011, previously filed as Exhibit 4.7 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003 by Remington and Holding, and herein incorporated by reference.

Exhibit Number	Description of Document

10.2	Filed as Exhibit 2.1.

10.3	Filed as Exhibit 2.2.

10.4	Filed as Exhibit 2.3.

10.5	Filed as Exhibit 2.4.

10.6	Filed as Exhibit 2.5.

10.7	Filed as Exhibit 4.3.

10.8	Filed as Exhibit 4.7.

10.9	Investment Agreement, dated as of December 19, 2002, by and among Holding, the C&D Fund and the BRS Fund, previously filed as Exhibit 10.9 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.10	Amended and Restated Registration and Participation Agreement, dated as of February 12, 2003, by and among the BRS Fund, Holding, C&D Fund and Fund IV Distributees, and acknowledged and consented to by Remington, previously filed as Exhibit 10.10 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003 by Remington and Holding, and herein incorporated by reference.

10.11	Stock Subscription Agreement, dated as of November 30, 1993, between Holding and the C&D Fund; previously filed as Exhibit 10.15 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996 by Remington and Holding, and herein incorporated by reference.

10.12	Shareholders Agreement, dated as of February 12, 2003, by and among Holding, C&D Fund, the BRS Fund and Fund IV Distributees, previously filed as Exhibit 10.12 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.13	Indemnification Agreement, dated as of November 30, 1993, among Remington, Holding, Clayton, Dubilier & Rice, Inc. and the C&D Fund; previously filed as Exhibit 10.16 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996 by Remington and Holding, and herein incorporated by reference.

10.14	Indemnification Agreement, dated as of February 12, 2003, among Remington, Holding, Bruckmann, Rosser, Sherrill & Co L.L.C. and BRS Fund II, previously filed as Exhibit 10.14 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.15	Second Amended and Restated Consulting Agreement, dated as of February 12, 2003, among Holding, Remington and Clayton, Dubilier & Rice, Inc. and Bruckmann, Rosser, Sherrill & Co., L.L.C, previously filed as Exhibit 10.15 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.16	Consulting Agreement, dated as of February 12, 2003, among Holding, Remington and Bruckmann, Rosser, Sherrill & Co. L.L.C. and Clayton, Dubilier & Rice, Inc, previously filed as Exhibit 10.16 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.17	Credit Agreement, dated January 24, 2003, among Remington and RA Factors, Inc., Wachovia Bank, National Association, as administrative and collateral agent, Fleet Capital Corporation, National City Commercial Finance, Inc., and the other Financial Institutions Parties thereto from time to time, previously filed as Exhibit 10.17 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.18	Borrower Security Agreement, dated January 24, 2003, between Remington Arms Company, Inc. and Wachovia Bank, National Association, as administrative and collateral agent, previously filed as Exhibit 10.18 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.19	Borrower Security Agreement, dated January 24, 2003, between RA Factors, Inc. and Wachovia Bank, National Association, as administrative and collateral agent, previously filed as Exhibit 10.19 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.20	Subsidiary Security Agreement, dated as of January 24, 2003, between RA Brands, L.L.C. and Wachovia Bank, National Association, as administrative and collateral agent, previously filed as Exhibit 10.20 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.21	Pledge Agreement, dated January 24, 2003, between RA Brands, L.L.C. and Wachovia Bank, National Association, as administrative and collateral agent, previously filed as Exhibit 10.22 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.22	Pledge Agreement, dated January 24, 2003, between Remington Arms Company, Inc. and Wachovia Bank, National Association, as administrative and collateral agent, previously filed as Exhibit 10.23 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.23	Pledge Agreement, dated January 24, 2003, between RACI Holding, Inc. and Wachovia Bank, National Association, as administrative and collateral agent, previously filed as Exhibit 10.25 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.24	Patent and Trademark Security Agreement, dated January 24, 2003, between RA Brands, L.L.C. and Wachovia Bank, National Association, as administrative and collateral agent, previously filed as Exhibit 10.26 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.25	Subsidiary Guaranty, dated January 24, 2003, between RA Brands, L.L.C. and Wachovia Bank, National Association, as administrative and collateral agent, previously filed as Exhibit 10.27 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.26	Contribution Agreement, dated January 24, 2003, by and among Remington Arms Company, Inc., RA Factors, Inc., RA Brands, L.L.C., and RBC Holding, Inc., and Wachovia Bank, National Association, as administrative and collateral agent, previously filed as Exhibit 10.29 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.27	Form of Director Stock Subscription Agreement; previously filed as Exhibit 10.2 by Holding in its Form 10-Q for the quarter ended September 30, 1997, and herein incorporated by reference.*

10.28	Form of Executive Employment Agreement, previously filed as Exhibit 10.38 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed July 7, 2003, by Remington and Holding, and herein incorporated by reference.*

10.29	Director Stock Subscription Agreement; previously filed as Exhibit 10.1 to Holding’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.*

10.30	Director Matching Deferred Share Award Agreement; previously filed as Exhibit 10.2 to Holding’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.*

10.31	1999 RACI, Holding, Inc. Stock Incentive Plan; previously filed as Exhibit 10.3 to the Holding’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.*

10.32	Form of Management Stock Subscription Agreement; previously filed as Exhibit 10.4 to Holding’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.*

10.33	Form of Management Stock Subscription Agreement—Performance Option; previously filed as Exhibit 10.5 to Holding’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.*

10.34	Form of Management Stock Subscription Agreement—Service Option; previously filed as Exhibit 10.6 to Holding’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.*

10.35	Form of Stock Purchase Right Deferred Share Award Agreement; previously filed as Exhibit 10.7 to Holding’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.*

10.36	Form of Matching Deferred Share Award Agreement; previously filed as Exhibit 10.8 to Holding’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.*

10.37	Profit Based Bonus Plan; previously filed as Exhibit 10.11 to Holding’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.*

10.38	Form of Management Stock Subscription Agreement; previously filed as Exhibit 10.46 to Holding’s Annual Report on Form 10-K, filed March 8, 2002, and herein incorporated by reference.*

10.39	Form of Management Stock Option Agreement; previously filed as Exhibit 10.47 to Holding’s Annual Report on Form 10-K, filed March 8, 2002, and herein incorporated by reference.*

10.40	Form of Deferred Share Award Agreement; previously filed as Exhibit 10.48 to Holding’s Annual Report on Form 10-K, filed March 8, 2002, and herein incorporated by reference.*

10.41	RACI Holding, Inc. 2003 Stock Option Plan, adopted June 13, 2003, previously filed as Exhibit 10.53 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed July 7, 2003, by Remington and Holding, and herein incorporated by reference.*

10.42	Form of RACI Holding, Inc. Management Stock Option Agreement, dated as of June 13, 2003, previously filed as Exhibit 10.54 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed July 7, 2003, by Remington and Holding, and herein incorporated by reference.*

10.43	Form of RACI Holding, Inc. Director Stock Option Agreement, dated as of June 13, 2003, previously, filed as Exhibit 10.55 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed July 7, 2003, by Remington and Holding, and herein incorporated by reference.*

10.44	Form of RACI Holding, Inc. Management Stock Subscription Agreement, previously filed as Exhibit 10.56 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed July 7, 2003, by Remington and Holding, and herein incorporated by reference.*

10.45	Form of RACI Holding, Inc. Director Stock Subscription Agreement, previously filed as Exhibit 10.57 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed July 7, 2003, by Remington and Holding, and herein incorporated by reference.*

10.46	First Amendment to Credit Agreement, dated June 30, 2003, by and among Remington, RA Factors, Inc., Wachovia Bank, National Association, as Agent and Lender and other financial institutions party to the Credit Agreement, previously filed as Exhibit 10.58 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed July 7, 2003, by Remington and Holding, and herein incorporated by reference.*

10.47	Second Amendment to Credit Agreement, dated as of October 31, 2003, by and among Remington, RA Factors, Inc., Wachovia Bank, National Association, as Agent and Lender and other financial institutions party to the Credit Agreement, previously filed as Exhibit 10.59 to Registration Statement No. 333-104141, under the Securities Act of 1933, filed November 14, 2003, by Remington, and herein incorporated by reference.*

10.48	Third Amendment, dated as of February 9, 2004, to Credit Agreement, dated as of January 24, 2003, among Remington, RA Factors, Inc., Wachovia Bank, National Association, as Agent and the lenders from time to time party thereto, previously filed as Exhibit 10.2 to Registration Statement No. 333-104141 on Form 8-K, under the Securities Act of 1933, filed February 18, 2004, by Remington and Holding, and herein incorporated by reference.*

10.49	Asset Purchase Agreement, dated February 6, 2004, among Remington Arms Company, Inc., RA Brands, L.L.C., Pure Fishing, Inc., Pure Fishing, I, LLC and Pure Fishing II, LLC, previously filed as Exhibit 10.1 to Remington’s report on Form 8-K, under the Securities Act of 1933, filed February 19, 2004, and herein incorporated by reference.

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries.

25.1	Statement of Eligibility of U.S. Bank National Association on Form T-1, previously filed as Exhibit 25.1 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Press Release dated February 10, 2004, previously filed as Exhibit 99.1 to Remington’s report on Form 8-K, under the Securities Act of 1933, filed February 19, 2004, and herein incorporated by reference.

99.2	Form of Proxy set to security holders for 2003 annual meeting.

99.3	Notice of Annual Meeting and Instructions sent to security holders for 2003 annual meeting.

*	Management contract or compensatory plan or arrangement.

**	The following exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. In addition, Exhibit No. 32.1 and Exhibit No. 32.2 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Act of 1934.