Form 10-Q
period 2004-03-31
REMINGTON ARMS CO INC/
filed 2004-05-11
CIK 916504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Class A Common Stock, par value $.01 per share, outstanding at May 11, 2004 1,000 shares

Remington Arms Company, Inc.

Consolidated Balance Sheets

(Dollars in Millions, Except Per Share Data)

	Unaudited
	March 31, 2004	December 31, 2003
ASSETS
Current Assets
Cash and Cash Equivalents	$0.2	$0.4
Accounts Receivable Trade - net	105.4	67.1
Inventories - net	98.0	85.7
Supplies	6.3	6.7
Prepaid Expenses and Other Current Assets	14.2	6.8
Deferred Tax Assets	9.4	14.2

Total Current Assets	233.5	180.9
Property, Plant and Equipment - net	73.8	75.8
Intangible Assets (Goodwill and other) - net	62.7	62.7
Debt Issuance Costs - net	10.1	10.6
Other Noncurrent Assets	8.0	7.8
Deferred Tax Assets	0.7	—
Assets Held for Sale	—	18.0

Total Assets	$388.8	$355.8

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts Payable	$29.3	$20.1
Book Overdraft	4.4	6.7
Short-Term Debt	4.8	—
Current Portion of Long-Term Debt	0.5	0.5
Current Portion of Product Liability	2.4	2.4
Accrued Income Taxes	7.7	2.5
Other Accrued Liabilities	39.3	28.7

Total Current Liabilities	88.4	60.9
Long-Term Debt, net of Current Portion	224.4	230.0
Retiree Benefits	44.8	43.1
Product Liability, net of Current Portion	6.7	7.3
Deferred Tax Liabilities	—	1.9
Other Long-Term Liabilities	0.2	0.2

Total Liabilities	364.5	343.4

Commitments and Contingencies

Shareholder’s Equity
Class A Common Stock, par value $.01; 1,000 shares authorized and outstanding at March 31, 2004 and December 31, 2003, respectively	—	—
Paid in Capital	86.4	86.4
Accumulated Other Comprehensive Income (Loss)	0.4	(1.2)
Retained Earnings (Accumulated Deficit)	(62.5)	(72.8)

Total Shareholder’s Equity	24.3	12.4

Total Liabilities and Shareholder’s Equity	$388.8	$355.8

The accompanying notes are an integral part of these consolidated financial statements

Remington Arms Company, Inc.

Consolidated Statements of Operations

(Dollars in Millions)

	Unaudited
	Year-to-Date March 31,
	2004	2003
Sales (1)	$83.9	$81.0
Cost of Goods Sold	64.4	59.6

Gross Profit	19.5	21.4
Selling, General and Administrative Expenses	16.3	16.5
Research and Development Expenses	1.5	1.5
Other Income	(0.4)	(0.4)
Other Unusual Charges	—	6.7

Operating Income (Expense)	2.1	(2.9)

Interest Expense	6.1	4.8

Loss Before Income Taxes and Discontinued Operations	(4.0)	(7.7)
Benefit for Income Taxes	(1.5)	(2.9)

Loss from Continuing Operations before Discontinued Operations:	(2.5)	(4.8)
(Loss) Income from Discontinued Operations, net of tax (benefit) expense of ($0.1) and $0.3 for the year-to-date periods ended March 31, 2004 and 2003, respectively	(0.2)	0.6
Gain on Sale, net of tax expense of $9.4	13.0	—

Net Income (Loss)	$10.3	$(4.2)

(1)	Sales are presented net of Federal Excise taxes of $6.8 million and $6.7 million for the year-to-date periods ended March 31, 2004 and 2003, respectively.

The accompanying notes are an integral part of these consolidated financial statements

Remington Arms Company, Inc.

Consolidated Statements of Cash Flows

(Dollars in Millions)

	Unaudited
	Year-To-Date March 31,
	2004	2003
Operating Activities
Net Income (Loss)	$10.3	$(4.2)
Adjustments to reconcile Net Income (Loss) to Net Cash provided by Operating Activities:
Depreciation	2.3	2.4
Amortization	0.5	1.9
Gain on Sale of Assets Held for Sale	(22.4)	—
Loss on Disposal of Assets	0.2	—
Provision for Retiree Benefits	2.1	1.2
Provision (Benefit) for Deferred Income Taxes, net	2.2	(0.3)
Changes in Operating Assets and Liabilities:
Accounts Receivable Trade - net	(38.3)	(46.0)
Inventories	(12.3)	(13.7)
Supplies	0.4	0.2
Prepaid Expenses and Other Current Assets	(7.4)	(6.5)
Other Noncurrent Assets	(0.2)	2.4
Accounts Payable	9.2	9.6
Product Liabilities	(0.6)	0.1
Income Taxes Payable	5.2	(2.2)
Other Accrued and Long-Term Liabilities	10.6	1.4

Net Cash used in Operating Activities	(38.2)	(53.7)
Net Cash provided by (used in) Discontinued Operations	0.1	(0.4)

Net Cash used in Operating Activities	(38.1)	(54.1)

Investing Activities
Proceeds from Sale of Assets, Net of Transaction fees of $1.5	41.5	—
Purchase of Property, Plant and Equipment	(0.5)	(1.3)

Net Cash provided by (used in) Investing Activities	41.0	(1.3)

Financing Activities
Proceeds Revolving Credit Facility	45.4	78.0
Payments on Revolving Credit Facility	(50.9)	(19.9)
Cash Dividends Paid	—	(100.0)
Principal (Payments) Borrowings on Long-Term Debt	(0.1)	112.9
Net Borrowings from Short-Term Debt	4.8	4.1
Decrease Book Overdraft	(2.3)	(8.7)
Debt Issuance Costs	—	(11.2)

Net Cash (used in) provided by Financing Activities	(3.1)	55.2

Decrease in Cash and Cash Equivalents	(0.2)	(0.2)
Cash and Cash Equivalents at Beginning of Period	0.4	0.4

Cash and Cash Equivalents at End of Period	$0.2	$0.2

Supplemental Cash Flow Information:

Cash Paid During the Year for:
Interest	$0.4	$1.6
Income Taxes	$—	$1.2
Noncash Financing and Investing Activities:

Issuance of Deferred Shares in Lieu of Bonus	$—	$0.3
Payment Made to Vendors on Behalf of RACI Holding, Inc.	$—	$0.9

The accompanying notes are an integral part of these consolidated financial statements

Remington Arms Company, Inc.

Consolidated Statement of Shareholder's Equity (Accumulated Deficit) and Comprehensive Income (Loss)

(Dollars in Millions)

(Unaudited)

	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholder’s Equity
Balance, December 31, 2003	$86.4	$(1.2)	$(72.8)	$12.4

Comprehensive Net Income:
Net Income	—	—	10.3	10.3
Other comprehensive income:
Net derivative gains, net of tax effect	—	1.7	—	1.7
Net derivative gains reclassified as earnings	—	(0.1)	—	(0.1)

Total Comprehensive Net Income	—	1.6	10.3	11.9

Balance, March 31, 2004	$86.4	$0.4	$(62.5)	$24.3

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) - Unaudited

Note 1 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Remington Arms Company, Inc. (“Remington”) include the accounts of its wholly owned subsidiaries, RA Brands, L.L.C. (“RA Brands”) and RA Factors, Inc. (together with Remington, the “Company”). The accounts of the Company’s parent, RACI Holding, Inc. (“Holding”), which owns 100% of the issued and outstanding common stock of Remington, are not presented herein. Transactions between the Company and Holding and the related balances are reflected in the financial statements.

The accompanying unaudited interim consolidated financial statements of Remington have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2004.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Remington Arms Company, Inc. and subsidiaries as of and for the year ended December 31, 2003.

Certain reclassifications were made to financial information from prior periods to conform with the current presentation format. The reclassifications did not have a significant impact on the previously reported financial condition, results of operations or cash flows of the Company. In addition, as a result of the sale of specified assets of the fishing line business on February 9, 2004, the results of these operations have been included in discontinued operations and results from prior periods have been reclassified accordingly. See Note 3.

Note 2 - Inventories

Inventories consisted of the following at:

	(Unaudited)
	March 31, 2004	December 31, 2003
Raw Materials	$15.4	$13.9
Semi-Finished Products	18.7	18.9
Finished Products	63.9	52.9

Total	$98.0	$85.7

Note 3 - Discontinued Operations

On February 6, 2004, Remington and its wholly-owned subsidiary RA Brands entered into an Asset Purchase Agreement (the “Stren Asset Purchase Agreement”) with Pure Fishing, Inc. and its wholly-owned subsidiaries Pure Fishing I, LLC and Pure Fishing II, LLC (collectively, the “Purchasers”), pursuant to which Remington and RA Brands sold to the Purchasers certain specified assets relating to Remington’s fishing line business, effective as of February 9, 2004. The assets sold consisted of specified machinery and equipment, inventory, purchase orders and other contracts, trademarks, tradenames and other intellectual property, records, claims, and goodwill, in each case relating to Remington’s fishing line business, which had been part of the All Other reporting segment.

The purchase price paid to Remington and RA Brands for the assets sold was $44.0 million in cash, $1.0 million of which has been placed into escrow as security for certain post-closing obligations to procure certain materials for the Purchasers. The Company applied the $43.0 million in cash proceeds to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) - Unaudited

pay down Remington’s then outstanding revolver balance on February 9, 2004. The assets sold had a net book value of approximately $17.9 million and Remington retained net working capital of approximately $1.7 million. The gain that was recorded in the first quarter 2004 on the sale of discontinued operations was approximately $13.0 million, net of income taxes. Pursuant to the Stren Asset Purchase Agreement, Remington agreed not to compete with the Purchasers in the fishing line business for a period of five years, and also agreed to provide the Purchasers with certain transitional services and other services and rights relating to the sale of Remington’s fishing line business which are expected to be completed during 2004.

The following represents a summary of key components of income (loss) from discontinued operations:

	March 31, 2004	March 31, 2003
Discontinued Operations:
Net Sales	$3.3	$4.8
Pre-tax operating results	(0.1)	1.4
Interest expense allocation	0.1	0.5
(Loss) Income from operations, after tax	(0.2)	0.6

Included in discontinued operations is an allocation of interest expense of $0.1 million and $0.5 million for the year-to-date periods ended March 31, 2004 and 2003, respectively. The interest expense allocation is based on the Company being required to make a payment of $43.0 million against its outstanding borrowings under the Company’s senior secured revolving credit facility (the “Credit Facility”) with the proceeds received at the closing of the sale of the fishing line business on February 9, 2004. The interest expense allocation was computed by taking the $43.0 million revolver balance paid down at the time of the closing of the sale, multiplied by the weighted average interest rate on the Credit Facility for the year-to-date periods ended March 31, 2004 and 2003. The fishing line business has historically been allocated interest expense (approximately $0.2 million annually) as a result of actual working capital balances for the fishline business.

Note 4 –Other Accrued Liabilities

Other Accrued Liabilities consisted of the following at:

	(Unaudited)
	March 31, 2004	December 31, 2003
Marketing	$4.6	$6.1
Healthcare	6.9	6.9
Compensation	3.6	0.8
Deferred Revenue	1.0	—
Current portion of Pension cost	6.2	5.8
Workers Compensation	2.7	2.9
Interest	7.0	1.8
Other	7.3	4.4

Total	$39.3	$28.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) - Unaudited

Note 5 - Warranty Accrual

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

	(Unaudited)
	March 31, 2004	December 31, 2003
Beginning warranty accrual	$0.8	$0.9
Current period accruals	0.9	2.7
Current period charges	(0.9)	(2.8)

Ending warranty accrual	$0.8	$0.8

Note 6– Long-Term Debt

Long-term Debt consisted of the following at:

	(Unaudited)
	March 31, 2004	December 31, 2003
Revolving Credit Facility	22.8	28.3
10.5% Senior Subordinated Notes due 2011	200.0	200.0
Capital Lease Obligations	1.2	1.3
Due to RACI Holding, Inc.	0.9	0.9

Subtotal	$224.9	$230.5
Less: Current Portion	0.5	0.5

Total	$224.4	$230.0

The Company’s Credit Facility, as amended, provides up to $125.0 million of borrowings under an asset-based senior secured revolving credit facility through January 23, 2008. Amounts available under the Credit Facility are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable and eligible inventory and an amortizing balance related to eligible machinery and equipment and other limitations. The Credit Facility also includes a letter of credit sub-facility of up to $15.0 million.

As a result of the Company’s financial performance the Credit Facility was amended on two separate occasions during 2003. These amendments limit the Company’s borrowing capacity by creating a minimum availability restriction through the earlier of (i) March 30, 2006 and (ii) subject to meeting specified financial conditions, such date as the Company may determine (such period, the “Availability Test Period”). In addition, during the Availability Test Period, the Company must maintain specified minimum rolling four quarter levels of Consolidated EBITDA (as defined in the Credit Facility).

On February 9, 2004, in connection with the sale of the Company’s fishing line business, the Company entered into a third amendment to the Credit Facility. The Company paid an amendment fee of $0.1 million in connection with the third amendment, which was netted with the gain on the disposal of discontinued operations. Under the terms of the third amendment, the lenders under the Credit Agreement consented to Remington’s and RA Brands’ sale of specified assets pursuant to the Stren Asset Purchase Agreement, the release of liens against such assets, and the retention of the proceeds of such sale, subject to a requirement to use such proceeds to invest in productive assets or permanently pay down amounts outstanding under the Credit Agreement within one year of such sale.

Pursuant to these amendments, key terms of the Credit Facility, as amended, now include the following:

(1)	The minimum amount of availability required to be maintained during the Availability Test Period is $40.0 million (except during any single period of up to 60 consecutive days from June through September of each year during the Availability Test Period, when such minimum availability requirement is $30.0 million). Upon a permanent pay down of not less than $5.0 million under the Credit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) - Unaudited

Agreement by February 9, 2005, theses levels will be returned back to $35.0 million and $25.0 million, respectively. For any period during the Availability Test Period when such minimum availability requirement is not met, the Company must maintain (i) a maximum leverage ratio of 6.0 to 1.0 and (ii) a minimum fixed charge coverage ratio of 1.1 to 1.0. So long as the minimum availability requirement is met during the Availability Test Period, there is no requirement for the Company to meet the maximum leverage ratio or the minimum fixed charge coverage ratio.

(2)	The Company is required to maintain specified minimum rolling four quarter levels of Consolidated EBITDA during the Availability Test Period (as defined in the Credit Facility).

(3)	All of Remington’s existing and future domestic subsidiaries are either co-borrowers under, or guarantors of, the facility. The facility is secured by substantially all of our real and personal property, including without limitation the capital stock of our subsidiaries.

(4)	Amounts outstanding under the facility bear interest at a rate equal to, at our option, (1) an alternate base rate plus applicable margin, or (2) a reserve adjusted LIBOR rate plus an applicable margin. These margins are subject to periodic adjustment based on certain levels of financial performance at various times during the term of the Credit Facility.

(5)	The Credit Facility contains limitations on capital expenditures exceeding $12.5 million during any fiscal year, adjusted upward for any previously unspent amounts in prior years that were less than the annual $12.5 million limitation.

(6)	The Credit Facility contains limitations on indebtedness, liens, investments, mergers and other acquisitions, asset dispositions, transactions with affiliates, and dividends and other distributions.

(7)	The Credit Facility contains customary events of default.

(8)	The Company is required to pay certain fees in connection with the facility, including (1) letter of credit fees, (2) agency fees and (3) an unused commitment fee of 0.375% is payable if the average revolver facility balance is 50% or more of the aggregate Revolver Commitments in effect on the first day of such month or if the average Revolver Facility Balance for any month is less than 50% of the aggregate Revolver Commitments in effect on the first day of such month, commitment fees of 0.500% are payable.

(9)	The Credit Facility contains other customary affirmative and negative covenants: including but not limited to those listed above.

The interest rate margin for the ABR and the Euro-Dollar loans at March 31, 2004 is 1.5% and 3%, respectively.

As of March 31, 2004 the Company was in compliance with the financial covenants and expects to continue to be in compliance with the financial covenants under the Credit Facility, as amended. However, there can be no assurance that the Company will continue to be in compliance.

The initial issuance and sale of the the Company’s $200.0 million aggregate principal amount 10.5% Senior Notes due 2011 (the “Notes”) was completed in a private offering on January 24, 2003. A portion of the proceeds from the issuance of the Notes was used for the redemption of all of the Company’s 9 1/2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) - Unaudited

Senior Subordinated Notes due 2003 (the “Refinanced Notes”), at a redemption price equal to 100% of the aggregate principal amount of Refinanced Notes then outstanding of $86.9 million, plus accrued and unpaid interest. The Notes are redeemable at the option of the Company, in whole or in part, any time on or after February 1, 2007. The redemption price ranges from 105.3% of the principal amount in 2007 to 100% in the year 2009 and thereafter. The Notes may also be redeemed with proceeds of specified types of equity offerings prior to 2007, at a redemption price of 110.5% of the principal amount. In the event of a change in control, the Notes may be tendered at the option of the holders for the principal amount plus applicable interest and premium at that date. The Notes are unsecured senior obligations of the Company, ranking equal in right of payment with all existing and future senior indebtedness, if any, of the Company, including its indebtedness under the Credit Facility.

The indenture for the Notes and the Credit Facility contain various restrictions on the Company’s ability to incur debt, pay dividends and enter into certain other transactions. The Credit Facility permits repurchases of the Notes on the open market, subject to limitations that may be contained in the Credit Facility and the Indenture.

Note 7 - Related Party Transactions and Other Unusual Charges

On January 24, 2003, the Company declared and paid a $100.0 million dividend to all shareholders of record in connection with the funding of the repurchase by Holding of Holding Common Stock completed on February 12, 2003. In connection with the re-capitalization transactions, 64,144 outstanding options to purchase common stock of Holding were accelerated and subsequently cancelled, which resulted in $4.5 million of other compensation expense based on the difference in the price paid for the acceleration and cancellation of the options and the exercise price of the then outstanding options. Holding contributed capital of $4.5 million in cash to pay for the impact of the cancellation. As a result of refinancing the Company’s previous revolving credit facility with the Credit Facility on January 24, 2003, $1.5 million of remaining unamortized financing fees were expensed. The Company also paid additional interest of $0.7 million representing a call premium for the early redemption of the Refinanced Notes. All of the above, except for $100.0 million dividend to Holding, were recorded in Other Unusual Charges in the accompanying statement of operations.

On April 28, 2004, the Board of Directors of the Company declared a dividend of approximately $2.2 million to be paid to RACI Holding, Inc. in the second quarter of 2004.

Note 8 – Intangible Assets

The carrying amount of goodwill and trademarks, which are not subject to amortization, attributable to each reporting segment is outlined in the following tables:

	(Unaudited)
Goodwill	March 31, 2004	December 31, 2003
Firearms	$12.8	$12.8
Ammunition	5.2	5.2
All Other	2.9	2.9

Total	$20.9	$20.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) - Unaudited

Trademarks	March 31, 2004	December 31, 2003
Firearms	$20.4	$20.4
Ammunition	19.4	19.4
All Other	2.0	2.0

Total	$41.8	$41.8

The Company continues to monitor one of the business units in the All Other segment which was determined to have a carrying value of goodwill and trademarks of $3.3 million. It is reasonably possible the Company could be required to recognize an impairment charge if the current trend of profitability were to continue within this business unit.

Note 9 – Retiree Benefits

Components of Net Periodic Pension Cost for the three month periods ended:

	(Unaudited)
	March 31, 2004	March 31, 2003
Service Cost	$1.2	$1.1
Interest Cost	2.3	2.0
Expected Return on Assets	(2.0)	(1.9)
Amortization of Prior Service Cost	—	—
Recognized Net Actuarial Loss	1.5	0.7

Net Periodic Pension Cost	$3.0	$1.9

Components of Net Periodic Postretirement Cost for the three month periods ended:

	(Unaudited)
	March 31, 2004	March 31, 2003
Service Cost	$0.2	$0.1
Interest Cost	0.3	0.3
Net Amortization and Deferral	0.1	—

Net Periodic Benefit Cost	$0.6	$0.4

Anticipated Contributions

Remington previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute approximately $6.4 million to plan assets under its defined benefit pension plan during 2004. As of March 31, 2004, $1.2 million of contributions have been made. Remington presently anticipates contributing an additional amount of approximately $5.2 million to fund its pension plan in 2004.

Note 10 – Stock Options

In accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), the Company has elected to continue to account for stock-based compensation under the intrinsic value-based method of accounting described by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, generally no cost is recorded for stock options issued to employees unless the option exercise price is below fair value at the time options are granted. Since options have been granted at exercise prices equal to the estimated fair value of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) - Unaudited

underlying Common Stock, to date no compensation expense has been recognized with respect to the grant of any outstanding stock options. Had compensation expense for such option grants been recognized under SFAS No. 123 based on the fair value of such options at the grant dates thereof for the three month periods ended March 31, 2004 and 2003, the Company’s net income (loss) on a pro forma basis would have been as follows:

		March 31, 2004	March 31, 2003
Net Income (loss)	As Reported	$10.3	$(4.2)
Add:	Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	2.7
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(1.8)

Net Income (loss)	Pro forma	$10.3	$(3.3)

In connection with the recapitalization transactions, in February 2003 Holding distributed on behalf of Remington a special payment of $4.5 million in the aggregate to all optionholders in exchange for the acceleration and cancellation of 64,144 outstanding options to purchase common stock of Holding. The amount of such payment was determined based on the difference between the price paid for the acceleration and cancellation of the options and the exercise price of the options. Under APB Opinion No. 25, this payment resulted in a compensation expense in respect of such options of $2.7 million, net of taxes. Under SFAS 123, the expense associated with these options would have been approximately $1.8 million in the first quarter of 2003, with the remaining compensation expense having already been recorded in prior years.

Note 11 - Commitments and Contingencies

The Company has various purchase commitments for services incidental to the ordinary conduct of business, including services related to its utilities and NASCAR sponsorship. Such commitments are not at prices in excess of current market prices. The Company has purchase contracts with certain raw materials suppliers, for periods ranging up to approximately two years, some of which contain firm commitments to purchase minimum specified quantities. However, such contracts had no significant impact on the financial condition or results of operations during the reported periods. In recognition of and support of certain legal and legislative initiatives, the firearms industry established the Hunting and Shooting Sports Heritage Fund of which the Company is a member. The Company has historically made contributions to the Heritage Fund ranging from 0.5% to 1% of the Company’s revenues. The Company expects to make contributions of 0.5% of revenue relating to certain domestically sold products beginning in the second quarter of 2004.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) - Unaudited

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

Note 12 – Accounting for Derivatives and Hedging Activities

The Company purchases copper and lead options contracts to hedge against price fluctuations of anticipated commodity purchases. The options contracts limit the unfavorable effect that price increases will have on these metal purchases. At March 31, 2004, the fair value of the Company’s outstanding derivative contracts relating to firm commitments and anticipated purchases (aggregate notional amount 32.4 million pounds of copper and lead) up to fifteen months from such date was $5.3 million as determined with the assistance of a third party. At April 30, 2004, the value of those same contracts outstanding at March 31, 2004, excluding any contracts that were settled during the month of April, had fallen to approximately $3.0 million, due to price volatility in the market. With the volatility of pricing the Company has experienced, the Company believes that significant changes in commodity pricing could have a future material impact on the consolidated financial position, results of operations, or cash flows of the Company. The value of these financial instruments is recorded in prepaid expenses and other current assets. A net gain of $0.1 million on derivative instruments was reclassified to cost of sales from accumulated other comprehensive income, and a net gain of $1.7 million was recorded to accumulated other comprehensive income and to prepaid expenses and other current assets during the three month period ended March 31, 2004.

Note 13 - Segment Information

The Company’s business is classified into three reportable segments: Firearms, which designs, manufactures, and markets sporting shotguns and rifles; Ammunition, which designs, manufactures and markets sporting ammunition and ammunition reloading components; and All Other, which includes accessory related gun products and the manufacture and marketing of clay targets and powdered metal products. These products are sold primarily to wholesalers and retailers, mainly through manufacturer’s sales representatives. Other reconciling items include corporate and other assets not allocated to the individual segments, assets held for sale, and discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) - Unaudited

Information on Segments:

	(Unaudited)
	Three Months Ended March 31,
	2004	2003
Net Sales:
Firearms	$45.2	$44.9
Ammunition	33.5	30.6
All Other	5.2	5.5

Consolidated Net Sales	$83.9	$81.0

Adjusted EBITDA:
Firearms	$4.9	$5.0
Ammunition	1.1	2.0
All Other	0.9	1.0
Other Reconciling Items	(0.8)	0.7

Adjusted EBITDA	$6.1	$8.7

	(Unaudited)
	March 31 2004	December 31 2003
Assets:
Firearms	$153.7	$118.7
Ammunition	119.2	102.0
All Other	11.4	10.0
Other Reconciling Items	104.5	125.1

Consolidated Assets	$388.8	$355.8

The following table illustrates the calculation of Adjusted EBITDA, by reconciling Net Income/ (Loss) to Adjusted EBITDA, which management believes is the most nearly equivalent GAAP measure:

	(Unaudited)
	Three Months Ended March 31,
	2004	2003
Net Income (Loss)	$10.3	$(4.2)
Adjustments: Depreciation Expense	2.3	2.4
Interest Expense (B)	6.2	5.3
Other Noncash Charges (C)	1.8	0.9
Non-Recurring Charges (D)	(13.0)	0.2
Other Unusual Charges (E)	—	6.7
Income Taxes (F)	(1.5)	(2.6)

Adjusted EBITDA (A)	$6.1	$8.7

(A)	“Adjusted EBITDA” is the measure based on which the Company primarily evaluates the performance of its segments and allocates resources to them. Adjusted EBITDA differs from the term “EBITDA” as it is commonly used, and is substantially similar to the measure “Consolidated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) - Unaudited

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

(B)	Interest expense includes amortization expense of deferred financing costs of $0.5 million and interest expense reclassified to discontinued operations of $0.1 million, for the three month period ended March 31, 2004, and amortization expense of $0.4 million and interest expense reclassified to discontinued operations of $0.5 million, for the three month period ended March 31, 2003.
(C)	Other noncash charges includes $0.1 million expense for executive pension, $0.1 million loss on disposal of assets, and $1.6 million expense for pension and other postretirement benefits for the three month period ended March 31, 2004, and $0.1 million expense for executive pension and $0.8 million expense for pension and other postretirement benefits for the three month period ended March 31, 2003.
(D)	Nonrecurring charges includes $13.0 million gain from the disposal of discontinued operations for the three month period ended March 31, 2004, and $0.2 million of severance costs for the three month period ended March 31, 2003.
(E)	Other unusual charges includes $4.5 million related to the acceleration and subsequent cancellation of options to purchase common stock of Holding, $0.7 million of additional interest for early redemption of the Refinanced Notes, and $1.5 million expensed for the unamortized debt acquisition costs related to the Old Credit Facility.
(F)	Income taxes include ($0.1) million and $0.3 million, for the three month periods ended March 31, 2004 and 2003, respectively, which was reclassified to discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) - Unaudited

Note 14 - Financial Position and Results of Operations of Remington Arms Company, Inc.

The following condensed consolidating financial data provides information regarding the financial position and results of operations of Remington Arms Co, Inc., including Remington’s wholly owned subsidiaries RA Brands, L.L.C. and RA Factors, Inc. Separate financial statements of Holding are not presented because management has determined that they would not be material to holders of the Company’s public securities, the Notes. The Notes are fully and unconditionally guaranteed on a joint and several basis by all of Remington’s subsidiaries. Holding does not have any significant independent operations or assets other than its ownership interest in Remington.

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2004

(Unaudited)

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries
ASSETS
Current Assets	$123.7	$109.8	$—	$233.5
Receivable from Remington, Net	—	178.4	178.4	—
Equity method investment in subsidiaries	200.8	—	200.8	—
Noncurrent Assets	116.6	38.7	—	155.3

Total Assets	$441.1	$326.9	$379.2	$388.8

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities	$57.7	$30.7	$—	$88.4
Payable to Holding, Inc., Net	0.9	—	—	0.9
Payable to RA Brands, L.L.C., Net	59.4	—	59.4	—
Payable to RA Factors, L.L.C., Net	23.6	—	23.6	—
Payable to Remington Arms Co.	—	95.4	95.4	—
Noncurrent Liabilities	275.2	—	—	275.2
Shareholder’s Equity	24.3	200.8	200.8	24.3

Total Liabilities and Shareholder’s Equity	$441.1	$326.9	$379.2	$388.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) - Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2003

(Unaudited)

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co. and Subsidiaries
ASSETS
Current Assets	$110.4	$70.5	$—	$180.9
Receivable from Remington, Net	—	118.9	118.9	—
Equity method investment in subsidiaries	213.1	—	213.1	—
Noncurrent Assets	125.3	49.6	—	174.9

Total Assets	$448.8	$239.0	$332.0	$355.8

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities	$40.7	$20.2	$—	$60.9
Payable to RACI Holding, Inc., Net	0.9	—	—	0.9
Payable to RA Brands, L.L.C., Net	58.3	—	58.3	—
Payable to RA Factors, Inc., Net	60.6	—	60.6	—
Noncurrent Liabilities	275.9	5.7	—	281.6
Shareholder’s Equity	12.4	213.1	213.1	12.4

Total Liabilities and Shareholder’s Equity	$448.8	$239.0	$332.0	$355.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) - Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

QUARTER ENDED March 31, 2004 (Unaudited)	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries
Sales	$83.9	$—	$—	$83.9
Gross Profit	19.5	—	—	19.5
Royalty Income (Expense)	(3.4)	3.4	—	—
Factoring Income (Expense)	(2.4)	2.4	—	—
Income from Equity Investees	14.3	—	14.3	—
Net (Loss) Income	10.3	14.3	14.3	10.3

QUARTER ENDED March 31, 2003 (Unaudited)	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries
Sales	$81.0	$—	$—	$81.0
Gross Profit	21.4	—	—	21.4
Royalty Income (Expense)	(5.1)	5.1	—	—
Factoring Income (Expense)	(2.9)	2.9	—	—
Income from Equity Investees	4.8	—	4.8	—
Net (Loss) Income	(4.2)	4.8	4.8	(4.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) - Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year-to-Date March 31, 2004

(Unaudited)

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries
Operating Activities
Net Cash (Used in) Provided by Continuing Operations	$(38.4)	$0.9	$(0.7)	$(38.2)
Net Cash Provided by Discontinued Operations	0.1	—	—	0.1

Net Cash (Used in) Provided by Operating Activities	(38.3)	0.9	(0.7)	(38.1)

Investing Activities
Net Proceeds from Sale of Assets	15.7	25.8	—	41.5
Dividends Received	25.8	—	(25.8)	—
Purchase of Property, Plant and Equipment	(0.5)	—	—	(0.5)

Net Cash Provided by Investing Activities	41.0	25.8	(25.8)	41.0

Financing Activities
Net Payments from Revolving Credit Facility	(5.5)	—	—	(5.5)
Principal Payments on Long-Term Debt	(0.1)	—	—	(0.1)
Net Borrowings from Short-Term Debt	4.8	—	—	4.8
Dividends Paid	—	(26.5)	26.5	—
Decrease Book Overdraft	(2.3)	—	—	(2.3)

Net Cash Used in Financing Activities	(3.1)	(26.5)	26.5	(3.1)

(Decrease) Increase in Cash and Cash Equivalents	(0.4)	0.2	—	(0.2)
Cash and Cash Equivalents at Beginning of Period	0.4	—	—	0.4

Cash and Cash Equivalents at End of Period	$—	$0.2	$—	$0.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) - Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year-to-Date March 31, 2003

(Unaudited)

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries
Operating Activities
Net Cash Used in Continuing Operations	$(53.7)	—	—	$(53.7)
Net Cash Used in Discontinued Operations	(0.4)	—	—	(0.4)

Net Cash Used in Operating Activities	$(54.1)	$—	$—	$(54.1)

Investing Activities
Capital Expenditures	(1.3)	—	—	(1.3)

Net Cash Used in Investing Activities	(1.3)	—	—	(1.3)

Financing Activities
Net Borrowings from Revolving Credit Facility	58.1	—	—	58.1
Cash Dividends Paid	(100.0)	—	—	(100.0)
Principal Payments on Long-Term Debt	112.9	—	—	112.9
Net Borrowings from Short-Term Debt	4.1	—	—	4.1
Decrease Book Overdraft	(8.7)	—	—	(8.7)
Debt Issuance Costs	(11.2)	—	—	(11.2)

Net Cash Provided by Financing Activities	55.2	—	—	55.2

Decrease in Cash and Cash Equivalents	(0.2)	—	—	(0.2)
Cash and Cash Equivalents at Beginning of Period	0.3	0.1	—	0.4

Cash and Cash Equivalents at End of Period	$0.1	$0.1	$—	$0.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying unaudited interim Consolidated Financial Statements and related notes of Remington and its subsidiaries, RA Brands, L.L.C. and RA Factors Inc., as of and for the quarter ended March 31, 2004, and with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2003, on file with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of results that may be expected for the year ended December 31, 2004, in part due to the seasonality of the Company’s business.

Executive Overview

We evaluate our business primarily on adjusted EBITDA results from two core segments, Firearms and Ammunition, with support from our other operating segments, Accessories and Clay targets. As part of this evaluation, we focus on aggressively managing working capital through, among other things, inventory management, cash management, and expense control. We focus our core strategies and initiatives on growth opportunities primarily in the hunting and shooting sports marketplace.

We are committed to refining our core businesses and positioning ourselves to take advantage of opportunities to strategically grow the company. As we regularly evaluate our overall business, we look for new products in the hunting, shooting, accessories, law enforcement, government and military areas that compliment our core strategies, which may include direct product sourcing, licensing, acquisitions or other business ventures. Finally, in order to be well positioned for growth, we recognize the need to protect our competitive position with the introduction of new and innovative, high quality products to support our customers and consumers.

The sale of firearms and ammunition depends upon a number of factors related to the level of consumer spending, including the general state of the economy and the willingness of consumers to spend on discretionary items. Historically, the general level of economic activity has significantly affected the demand for sporting goods products in the firearms, ammunition, and related markets. As economic activity gains momentum, confidence and discretionary spending by consumers has historically improved.

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

Seasonality

We produce and market a broad range of firearms and ammunition products used in various shooting sports. Several models of our shotguns and several types of ammunition are intended for target shooting that generally occurs in the “off season.” The majority of our firearms and ammunition products, however, are manufactured for hunting use. As a result, sales of our products are seasonal and concentrated toward the fall and winter hunting seasons. We follow the industry practice of selling firearms pursuant to a “dating” plan allowing the customer to buy the products commencing at the beginning of our dating plan periods and pay for them on extended terms. As a competitive measure, we also offer extended payment terms on select ammunition categories. We believe that these dating plans have partially offset the seasonality of the Company’s business.

As a result of the seasonal nature of our sales and the extended payment terms under our dating plan billing practices, our working capital financing needs generally have significantly exceeded cash provided by operations during the middle of a year, until certain of our extended accounts receivable were collected in the third quarter. As a result, our working capital financing needs tend to be greatest during the late winter and early summer months, decreasing during the fall and reaching their lowest point during the early winter.

Outlook

Management believes that the demand for firearms and ammunition products depends on a number of factors, including the general state of the economy, which in turn may be impacted by geopolitical or other world events. The volatile nature of the current economic and geopolitical environment makes it difficult to forecast whether this trend will continue. Management currently expects gradual improvement in general conditions in the markets in which we operate, and believes that the slight improvement in the US economy beginning in the fourth quarter of 2003, combined with the preliminary indications that some customers are experiencing improved sales levels, may signal an increase in demand for our products that could continue throughout 2004.

Results of Operations for the Three Month Period Ended March 31, 2004 as Compared to the Three Month Period Ended March 31, 2003

Net Sales. The following tables compare net sales by reporting segment for each of the periods ended:

Three Months Ended March 31,

Dollars in Millions

	2004	Percent of Total	2003	Percent of Total	$ Increase/ (Decrease)	% Increase/ (Decrease)
Net Sales
Firearms	$45.2	54%	$44.9	55%	$0.3	0.7%
Ammunition	33.5	40	30.6	38	2.9	9.5
All Other	5.2	6	5.5	7	(0.3)	(5.5)

Consolidated	$83.9	100%	$81.0	100%	$2.9	3.6%

Management believes that the slight increase in sales over prior year were attributable to several key factors: improved weather conditions from the prior year; the improving trend in the U.S. economy continued from the fourth quarter 2003; and modest improvements in some customers’ buying patterns in the retail environment.

The increase in Firearms net sales is primarily due to higher sales volumes of shotguns partially offset by lower sales volumes of centerfire rifles. The increase in Ammunition net sales is primarily attributable to higher sales volumes of shotshell and centerfire rifle ammunition products.

The decrease in net sales for the All Other segment, including accessories, targets and powder metal products for the quarter was primarily attributable to slightly lower sales volumes in powder metal products. Although sale volumes of accessories products remained relatively flat, additional sales were made in the new product categories of shooting glasses and cleaning products during the quarter.

Cost of Goods Sold. The table below depicts the cost of goods sold by reporting segment and the percentage of net sales represented by such cost of goods sold:

Three Months Ended March 31,

Dollars in Millions

	2004	Percent of Net Sales	2003	Percent of Net Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Cost of Goods Sold
Firearms	$33.7	74.6%	$32.9	73.3%	$0.8	2.4%
Ammunition	26.9	80.3	22.7	74.2	4.2	18.5
All Other	3.8	73.1	4.0	72.7	(0.2)	(5.0)

Consolidated	$64.4	76.8%	$59.6	73.6%	$4.8	8.1%

The increase in the cost of goods sold for Firearms and as a percentage of sales is due primarily to lower sales volumes of high margin centerfire rifles combined with higher sales of low margin shotguns and higher pension and post retirement employee benefits expenses of $0.6 million, partially offset by lower manufacturing variances of $2.1 million as compared to the prior year period.

The increase in the cost of goods sold for Ammunition and as a percentage of sales is due primarily to higher sales volumes of low margin ammunition, mainly shotshell, combined with higher pension and post retirement employee benefits expenses of $0.5 million, higher commodity pricing, and higher levels of manufacturing variances (approximately $1.0 million) in the first quarter of 2004 compared to the same period in 2003, caused by lower production levels in the fourth quarter of 2003, partially offset by realized gains of $0.3 million from settlement of our copper and lead option contracts in the first quarter.

The decrease in the cost of goods sold for our All Other segment and as a percentage of sales is due to shipping lower volumes of low margin products, primarily gun safes, combined with recognition of less unfavorable manufacturing efficiencies in powder metal products, partially offset by the recognition of unfavorable manufacturing efficiencies in clay targets.

Operating Expenses. Operating expenses consist of selling, general and administrative expense, research and development expense and other income and expense.

	March 31, 2004	March 31, 2003	$ Increase/ (Decrease)	% Increase/ (Decrease)
Operating Expenses
SG&A	$16.3	$16.5	($0.2)	(1.2)%
R&D	1.5	1.5	—	—
Other	(0.4)	6.3	(6.7)	(106.3)

Consolidated	$17.4	$24.3	$6.9	(28.4)%

The decrease in selling, general, and administrative expense between the two periods was primarily attributable to decreases in variable administrative expense due to lower profitability, partially offset by higher product liability expense.

The decrease in other expense was primarily due to other unusual charges incurred in connection with the first quarter 2003 recapitalization transactions, which includes $4.5 million related to the acceleration and subsequent cancellation of options to purchase common stock of Holding, $0.7 million of additional interest expense representing a call premium for early redemption of the Refinanced Notes, and $1.5 million expensed for the unamortized debt issuance costs related to our old revolving credit facility.

Interest Expense. Interest expense for the quarter ended March 31, 2004 was $6.2 million, an increase of $0.9 million from the first quarter of 2003. Interest expense includes $0.1 and $0.5 million, for the year-to-date periods ended March 31, 2004 and 2003, respectively, which was reclassified to discontinued operations. The increase in interest expense from the same period in 2003 resulted from higher overall borrowings of $0.7 million and higher interest rates of $0.1 million on the Notes as compared to the Refinanced Notes.

Taxes. Our effective tax rate relating to continuing operations was (37.3%) for the first quarter of 2004. The change from (38.5%) for the same period in 2003 is primarily attributable to the effect of permanent differences and changes in state income taxes. We have utilized a 42% effective tax rate in calculating the net gain on the sale of the fishing line business. This rate differs from the continuing operations rate primarily due to permanent differences related to goodwill.

Discontinued Operations. On February 6, 2004, we entered into the Stren Asset Purchase Agreement pursuant to which we sold to the Purchasers certain specific assets relating to our fishing line business, effective as of February 9, 2004. The fishing line business had been a part of the All Other reporting segment.

The purchase price paid to us, based on the fair market value of the assets sold, was $44.0 million in cash, $1.0 million of which had been placed into escrow as security for certain post-closing obligations to procure certain materials for the Purchasers. The assets sold had a net book value of approximately $17.9 million and we retained net working capital of approximately $1.7 million. The gain recorded during the first quarter 2004 on the sale of discontinued operations was approximately $13.0 million, net of income taxes.

Amounts related to the fishing line operations for the periods ended March 31, 2004 and 2003 have been reclassified in the accompanying statement of operations as discontinued operations. The following represents a summary of key components of income from discontinued operations:

	March 31, 2004	March 31, 2003
Discontinued Operations:
Net Sales	$3.3	$4.8
Pre-tax operating results	(0.1)	1.4
Interest Expense Allocation	0.1	0.5
(Loss) Income from operations, after tax	(0.2)	0.6

Liquidity and Capital Resources

Liquidity. As of March 31, 2004, we had outstanding $224.9 million of indebtedness, consisting of approximately $200.0 million (face amount) of the Notes, $22.8 million in revolving credit borrowings under the Credit Facility, $1.2 million in capital lease obligations, and a $0.9 million note payable to Holding. As of March 31, 2004, we also had aggregate letters of credit outstanding of $4.0 million.

Our Credit Facility provides for aggregate borrowings of up to $125 million, subject to borrowing base and other limitations, under a revolving credit facility through January 23, 2008. As of March 31, 2004 approximately $56.7 million in additional borrowings were available as determined pursuant to the Credit Facility, as amended through February 9, 2004. At present, the principal sources of liquidity for our business and operating needs continue to be internally generated funds from operations and borrowings under the Credit Facility. We believe that we will be able to meet our debt service obligations, fund our operating requirements and pay dividends to Holding with cash flow from operations and borrowings under the Credit Facility, although no assurance can be given in this regard. In addition, we continue to focus on aggressively managing working capital through, among other things, inventory management, cash management, and expense control.

We are required to make contributions of approximately $6.4 million to plan assets under its defined-benefits pension plan during 2004. As of March 31, 2004, we had paid $1.2 million in contributions.

We expect to make future dividend payments to Holding based on available cash flows as and to the extent permitted by the Credit Facility and the indenture for the Notes. See “Dividend Policy”

As a result of the sale of our fishing line business on February 9, 2004, we applied $43.0 million against our outstanding revolver balance at the time and expect to make the necessary tax payments related to the sale in connection with our normal quarterly schedule. Our after tax proceeds on the transaction are estimated to be approximately $29.0 million.

10 1/2% Senior Notes due 2011. The Notes were initially issued on January 24, 2003 in an aggregate principal amount of $200.0 million. The Notes are senior unsecured obligations of Remington guaranteed by each of our existing domestic subsidiaries. The indenture for the Notes contains restrictive covenants that, among other things, limit the incurrence of debt by Remington and its subsidiaries, the payment of dividends to Holding, the use of proceeds of specified asset sales and transactions with affiliates.

Credit Facility. Our Credit Facility, as amended, provides up to $125.0 million of borrowings under an asset-based senior secured revolving credit facility through January 23, 2008. Amounts available under the Credit Facility are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable and eligible inventory and an amortizing balance related to eligible machinery and equipment and other limitations. The Credit Facility also includes a letter of credit sub-facility of up to $15.0 million.

As a result of our financial performance the Credit Facility was amended on two separate occasions during 2003. These amendments limit our borrowing capacity by creating a minimum availability restriction through the earlier of (i) March 30, 2006 and (ii) subject to meeting specified financial conditions, such date as the Company may determine (such period, the “Availability Test Period”). In addition, during the Availability Test Period, the Company must maintain specified minimum rolling four quarter levels of Consolidated EBITDA (as defined in the Credit Facility).

On February 9, 2004, in connection with the sale of our fishing line business, we entered into a third amendment to the Credit Facility. We paid an amendment fee of $0.1 million in connection with the third amendment, which was netted with the gain on the disposal of discontinued operations. Under the terms of the third amendment, the lenders under the Credit Agreement consented to Remington and RA Brands’ sale of specified assets pursuant to the Stren Asset Purchase Agreement, the release of liens against such assets, and the retention of the proceeds of such sale, subject to a requirement to use such proceeds to invest in productive assets or permanently pay down amounts outstanding under the Credit Agreement within one year of such sale.

Pursuant to these amendments, key terms of the Credit Facility, as amended, now include the following:

(1)	The minimum amount of availability required to be maintained during the Availability Test Period is $40.0 million (except during any single period of up to 60 consecutive days from June through September of each year during the Availability Test Period, when such minimum availability requirement is $30.0 million). Upon a permanent pay down of not less than $5.0 million under the Credit Agreement by February 9, 2005, these levels will be returned back to $35.0 million and $25.0 million, respectively. For any period during the Availability Test Period when such minimum availability requirement is not met, the Company must maintain (i) a maximum leverage ratio of 6.0 to 1.0 and (ii) a minimum fixed charge coverage ratio of 1.1 to 1.0. So long as the minimum availability requirement is met during the Availability Test Period, there is no requirement for the Company to meet the maximum leverage ratio or the minimum fixed charge coverage ratio.

(2)	The Company is required to maintain specified minimum rolling four quarter levels of Consolidated EBITDA during the Availability Test Period (as defined in the Credit Facility)

(3)	All of Remington’s existing and future domestic subsidiaries are either co-borrowers under, or guarantors of, the facility. The facility is secured by substantially all of our real and personal property, including without limitation the capital stock of our subsidiaries.

(4)	Amounts outstanding under the facility bear interest at a rate equal to, at our option, (1) an alternate base rate plus applicable margin, (2) a reserve adjusted LIBOR rate plus an applicable margin. These margins are subject to periodic adjustment based on certain levels of financial performance at various times during the term of the Credit Facility.

(5)	The Credit Facility contains limitations on capital expenditures exceeding $12.5 million during any fiscal year, adjusted upward for any previously unspent amounts in prior years that were less than the annual $12.5 million limitation.

(6)	The Credit Facility contains limitations on indebtedness, liens, investments, mergers and other acquisitions, asset dispositions, transactions with affiliates, and dividends and other distributions.

(7)	The Credit Facility contains customary events of default.

(8)	The Company is required to pay certain fees in connection with the facility, including (1) letter of credit fees, (2) agency fees and (3) an unused commitment fee of 0.375% is payable if the average revolver facility balance is 50% or more of the aggregate Revolver

Commitments in effect on the first day of such month or if the average Revolver Facility Balance for any month is less than 50% of the aggregate Revolver Commitments in effect on the first day of such month, commitment fees of 0.500% are payable.

(9)	The Credit Facility contains other customary affirmative and negative covenants: including but not limited to those listed above.

As of March 31, 2004 we were in compliance with our financial covenants and expect to continue to be in compliance with the financial covenants under the Credit Facility, as amended. However, there can be no assurance that we will continue to be in compliance.

The interest rate margin for the ABR and the Euro-Dollar loans at March 31, 2004 is 1.5% and 3%, respectively.

Cash Flows and Working Capital.

Net cash used in operating activities was $38.1 million and $54.1 million for the three-month periods ended March 31, 2004 and 2003, respectively. The $16.0 million decrease in cash used in operating activities for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 resulted primarily from a decrease in accounts receivables and inventories, combined with an increase income taxes and other accrued and long-term liabilities. Other accrued and long-term liabilities increased by $10.6 million in the first quarter of 2004 compared to an increase of $1.4 million in the first quarter of 2003, primarily as a result of higher accruals for debt interest, marketing expenses, and pension for three month period ended March 31, 2004, combined with the reduction of the incentive compensation accrual for the three month period ended March 31, 2003. The increase in the accounts receivable balance at March 31, 2004 of $38.3 million was smaller than the increase of $46.0 million at March 31, 2003, primarily attributable to a higher overall accounts receivable balance at December 31, 2003 due to higher sales of spring guns in the fourth quarter of 2003 compared to the same period in 2002. Inventories increased by $12.3 million at March 31, 2004 compared to an increase of $13.7 million at March 31, 2003. This decline in inventories over prior year was primarily related to higher sales in the first quarter of 2004 compared to the first quarter of 2003. Accounts payable increased $9.2 million from December 31, 2003 to $29.3 million at March 31, 2004 as a result of increased spending paired with the management of accounts payable.

Net cash provided by investing activities in the first three months of 2004 was $41.0 million and net cash used in investing activities in the first three months of 2003 was $1.3 million. Net cash proceeds of $41.5 million were received from the sale of our fishing line business in February 2004, slightly offset by $0.5 million in capital expenditures. The $0.5 million and $1.3 million of expenditures in the first three months of 2004 and 2003, respectively, consisted of capital expenditures primarily used for new equipment related to the manufacture of firearms and maintenance of existing facilities.

Net cash used in financing activities during the first three months of 2004 was $3.1 million and net cash provided by financing activities during the first three months of 2003 was $55.2 million. The $58.3 million increase in cash used in financing activities from the three months ended March 31, 2004 compared to the three months ended March 31, 2003 primarily resulted from approximately $63.6 million of lower borrowings under the revolving credit facility paired with the issuance of $200.0 million of Notes in 2003, offset by the redemption of the $86.9 million in outstanding notes and dividend payments of $100.0 million in 2003, combined with a decrease in book overdraft and debt issuance cost of $6.4 million and $11.2 million, respectively.

Dividend Policy

The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors of the respective company, subject to the restrictions set forth in the Credit Agreement and the Indenture, which currently restrict the payment of cash dividends to shareholders. The Company expects to make future dividend payments to Holding based on available cash flows as and to the extent permitted by the Credit Facility and the indenture for the Notes. On April 28, 2004, the Board of Directors of the Company declared a dividend of approximately $2.2 million to be paid to RACI Holding, Inc. in the second quarter of 2004.

Capital Expenditures.

Capital expenditures for the three months ended March 31, 2004 were $0.5 million, consisting primarily of capital expenditures for new equipment related to the manufacture of firearms, and maintenance of existing facilities. We expect capital expenditures for 2004 to be in a range of $8.1 million to $12.5 million. Our credit facility allows for capital expenditures up to $18.1 million in 2004 including carryover provisions from 2003.

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

Information Concerning Forward-Looking Statements

Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation: (i) the statement in “Executive Overview” concerning our belief that the demand for sporting products in the firearms, ammunition and related markets depends on a number of factors including the general state of the economy and concerning our belief that the market for firearms and ammunition products will remain relatively flat in the near future; (ii) the statements in “Outlook” concerning our beliefs regarding the outlook for the remainder of 2004; (iii) the statements in “-Liquidity and Capital Resources—Liquidity” concerning our belief that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the Revolving Credit Facility; (iv) the statement in “Liquidity and Capital Resources—Capital Expenditures” that we expect capital expenditures for 2004 to be in a range of $8.1 million to $12.5 million; (v) the statements in “Liquidity and Capital Resources – Credit Facility” concerning our beliefs regarding compliance with the financial covenants under the Credit Facility; (vi) the statements in “Quantitative and Qualitative Disclosures About Market Risk” concerning our belief that a near-term change in commodity prices could have a material impact on our consolidated financial position, results of operations, future earnings, fair value or cash flows and we believe that we do not have a material exposure to fluctuations in foreign currencies; (vii) the statements in “Legal Proceedings” concerning our belief that the outcome of all pending product liability cases and claims will not be likely to have a material adverse effect upon our financial condition or results of operations; and (viii) other statements as to management’s or the Company’s expectations and beliefs presented in “Legal Proceedings.”

Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described in this report (including, without limitation, those discussed in “-Executive Overview”, “-Liquidity and Capital Resources” and “Legal Proceedings”), in the Company’s Annual Report on Form 10-K for the period ended December 31, 2003, or in other Securities and Exchange Commission filings (which factors are incorporated herein by reference), could affect (and in some cases have affected) our actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Certain of the Company’s financial instruments are subject to market risks, including interest rate risk. We were not a party to any interest rate cap or other protection arrangements with respect to its variable rate indebtedness as of March 31, 2004. A one percentage point change in our variable rate would increase or decrease interest expense by $0.1 million based on the quarter ended March 31, 2004. We use commodity options contracts to hedge against the risk of increased prices for lead and copper to be used in the manufacture of the Company’s products. At March 31, 2004, the fair value of the Company’s outstanding derivative contracts relating to firm commitments and anticipated purchases (aggregate notional amount 32.4 million pounds of copper and lead) up to fifteen months from such date was $5.3 million as determined with the assistance of a third party. At April 30, 2004, the value of those same contracts outstanding at March 31, 2004, excluding any contracts that were settled during the month of April, had fallen to approximately $3.0 million, due to price volatility in the market. With the volatility of pricing the Company has experienced, the Company believes that significant changes in commodity pricing could have a future material impact on the consolidated financial position, results of operations, or cash flows of the Company. We also purchase steel supplies for use in the manufacture of certain firearms, ammunition, and accessory products. The price of steel has recently risen due to the increasing demand from China compounded by a weak US dollar and iron ore shortages. Additionally, we believe that we do not have a material exposure to fluctuations in foreign currencies. We do not hold or issue financial instruments for trading purposes.

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

As of and for the period ended March 31, 2004 (the “Evaluation Date”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared.

Furthermore, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Under the terms of the asset purchase, the sellers retained liability for, and are required to indemnify us against:

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

As a result of contractual arrangements, we manage the joint defense of product liability litigation involving Remington brand firearms and our ammunition products for both Remington and the sellers. As of March 31, 2004, approximately 20 individual bodily injury cases and claims were pending, primarily alleging defective product design, defective manufacture and/or failure to provide adequate warnings; some of these cases seek punitive as well as compensatory damages. We have previously disposed of a number of other cases involving post-Acquisition occurrences by settlement. Of the individual cases and claims pending as of March 31, 2004, approximately three involve matters for which the sellers retained liability and are required to indemnify us. The remaining approximately 17 pending cases involve post-Acquisition occurrences for which we bear responsibility under the Purchase Agreement; the sellers have some responsibility for the costs of one of these cases involving certain shotguns.

The relief sought in individual cases includes compensatory and, sometimes, punitive damages. Not all complaints or demand letters expressly state the amount of damages sought. As a general matter, when specific amounts are provided, compensatory damages sought range from less than $75,000 to more than $10 million, while demands or punitive damages may range from less than $500,000, to as much as $100 million. Of the 17 individual post-Acquisition claims pending as of March 31, 2004, where specific initial demands have been made, claimants purport to seek approximately $25.0 million in compensatory and an unspecified amount in punitive damages. In the Company’s experience, initial demands do not generally bear a reasonable relationship to the facts and circumstances of a particular matter, and in any event, typically are reduced significantly as a case proceeds. The Company believes that its accruals for product liability cases and claims are a superior quantitative measure of the cost to it of product liability cases and claims.

At March 31, 2004, our accrual for product liability cases and claims was approximately $9.1 million. The amount of our accrual for product liability cases and claims is based upon estimates developed as follows. We establish reserves for anticipated defense and disposition costs to us of those pending cases and claims for which we are financially responsible. Based on those estimates and an actuarial analysis of actual defense and disposition costs incurred by us with respect to product liability cases and claims in recent years, we determine the estimated defense and disposition costs for unasserted product liability cases and claims. We combine the estimated defense and disposition costs for both pending and unasserted cases and claims to determine the amount of our accrual for product liability cases and claims. We believe that our accruals for losses relating to such cases and claims are adequate. Our accruals for losses relating to product liability cases and claims include accruals for all probable losses the amount of which can be reasonably estimated. Based on the relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, our accruals for the uninsured costs of such cases and claims and the sellers’ agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as well as the type of firearms products that we make), we do not believe with respect to product liability cases and claims that any reasonably possible loss exceeding amounts already recognized through our accruals has been incurred.

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

In City of New York, the New York City Health and Hospitals Corp., and certain city officials filed an Amended Complaint, dated September 1, 2000, in the U.S. District Court for the Eastern District of New York naming Remington and other entities In August 2001, the City indicated its intention to file a second amended complaint. However, in part as a result of the events of September 11, the court in December 2001 granted the City’s request that the case be put on hold pending the appeal by the State of New York of the dismissal of its separate lawsuit against handgun manufacturers (in which we were not a defendant). The City’s appeal was denied by the state appellate courts in 2003, and in January 2004, the federal district court granted the City’s motion to lift the stay and file an amended complaint, which no longer names Remington or other defendants who manufacture only long guns.

In City of St. Louis, a First Amended Complaint naming Remington and other entities, and seeking unspecified amounts of compensatory and punitive damages from all defendants, was filed on August 15, 2000, in Circuit Court of the City of St. Louis. The case was removed on November 29, 2000, to the U.S. District Court for the Eastern District of Missouri by a third-party defendant and on September 25, 2001, the federal court remanded the case to state court. On March 1, 2002, the St. Louis City court granted the defendants’ motion to transfer venue to the Circuit Court for St. Louis County, and defendants’ motion to dismiss in this new venue was argued on February 28, 2003. On October 15, 2003, the court granted defendants’ motions to dismiss, which the City has appealed and which is presently being briefed by the parties.

To date, 12 municipal lawsuits (including City of Boston) have been dismissed and are no longer subject to appeal. Three more dismissals, including that involving numerous local California governments, are on appeal, and two more have been dismissed, with no appeals pending. The remaining lawsuits are in various stages of motion practice and discovery. A majority of states have enacted some limitation on the ability of local governments to file such lawsuits against firearms manufacturers. The Missouri legislature approved a preemption bill which was vetoed by the governor; the veto was over-ridden, and the statute was cited as one of the reasons for the dismissal of the St. Louis lawsuit. In addition, similar legislation limiting such lawsuits on a federal level was proposed in both houses of Congress. In April 2003, the House of Representatives approved legislation that would limit lawsuits against firearms manufacturers based on the criminal or unlawful acts of third parties. However, similar legislation was recently defeated in the Senate, and it is not certain whether it will be resubmitted this term.

In the spring of 2000, the Federal Trade Commission and the attorneys general of several states instituted investigations into allegations of anticompetitive retaliation against Smith & Wesson by other participants in the firearms industry. In 2000 and 2001, Remington received and replied to civil investigative demands and subpoenae duces tecum and other discovery requests from the State of Connecticut and the Federal Trade Commission. (which in 2003, closed its inquiry without taking any action.) Remington, which makes only long guns, does not compete with Smith & Wesson, which makes handguns

Heritage Fund

In recognition of and support of certain legal and legislative initiatives, the firearms industry established the Hunting and Shooting Sports Heritage Fund of which the Company is a member The Company has historically made contributions to the Heritage Fund ranging from 0.5% to 1% of the Company’s revenues since becoming a member. The Company expects to make contributions of 0.5% of revenues relating to certain domestically sold products beginning in the second quarter of 2004.

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

Item 4. Submission of Matters to a Vote of Security Holders

On January 28, 2004, the stockholders of Holding, at their annual meeting, unanimously re-elected in its entirety the board of directors of Holding. On that same day, the stockholders of Remington, at its annual meeting, unanimously re-elected in its entirety the board of directors of Remington. The stockholders of each company also unanimously appointed PricewaterhouseCoopers LLP as the independent public accountants of each company for the fiscal year ending December 31, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Third Amendment, dated as of February 9, 2004, to Credit Agreement, dated as of January 24, 2003, among Remington, RA Factors, Inc., Wachovia Bank, National Association, as Agent and the lenders from time to time party thereto, previously filed as Exhibit 10.2 to Remington’s report on Form 8-K, filed February 18, 2004, by Remington and Holding, and herein incorporated by reference.

10.2	Asset Purchase Agreement, dated February 6, 2004, among Remington Arms Company, Inc., RA Brands, L.L.C., Pure Fishing, Inc., Pure Fishing, I, LLC and Pure Fishing II, LLC, previously filed as Exhibit 10.1 to Remington’s report on Form 8-K, filed February 19, 2004, and herein incorporated by reference.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

(b) Reports on Form 8-K

During the quarter ended March 31, 2004, the Company filed a Current Report on Form 8-K with the Commission on February 19, 2004, concerning the sale of certain specified assets relating to Remington’s fishing line business, to Pure Fishing, Inc. and certain of its affiliates, effective as of February 9, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMINGTON ARMS COMPANY, INC.

/s/ Mark A. Little
Mark A. Little

Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)

May 11, 2004