Form 10-Q
period 2004-06-30
REMINGTON ARMS CO INC/
filed 2004-08-10
CIK 916504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).    Yes  ☐    No  ☒

At July 31, 2004, the number of shares outstanding of each of the issuer’s classes of common stock is as follows: 1,000 shares of Class A Common Stock, par value $.01 per share.

REMINGTON AR MS COMPANY, INC.

FORM 10-Q

June 30, 2004

Remington Arms Company, Inc.

Consolidated Balance Sheets

(Dollars in Millions, Except Per Share Data)

	Unaudited
	June 30, 2004	December 31, 2003
ASSETS
Current Assets
Cash and Cash Equivalents	$0.6	$0.4
Accounts Receivable Trade - net	97.2	67.1
Inventories - net	108.6	85.7
Supplies	6.1	6.7
Prepaid Expenses and Other Current Assets	10.2	6.8
Deferred Tax Assets	9.2	14.2

Total Current Assets	231.9	180.9

Property, Plant and Equipment - net	72.4	75.8
Intangible Assets (Goodwill and other) - net	62.7	62.7
Debt Issuance Costs - net	9.7	10.6
Other Noncurrent Assets	8.0	7.8
Deferred Tax Assets	1.1	—
Assets Held for Sale	—	18.0

Total Assets	$385.8	$355.8

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts Payable	$30.6	$20.1
Book Overdraft	6.1	6.7
Short-Term Debt	2.5	—
Current Portion of Long-Term Debt	0.6	0.5
Current Portion of Product Liability	2.4	2.4
Accrued Income Taxes	0.3	2.5
Other Accrued Liabilities	32.3	28.7

Total Current Liabilities	74.8	60.9

Long-Term Debt, net of Current Portion	239.0	230.0
Retiree Benefits	46.9	43.1
Product Liability, net of Current Portion	6.9	7.3
Deferred Tax Liabilities	—	1.9
Other Long-Term Liabilities	0.2	0.2

Total Liabilities	367.8	343.4

Commitments and Contingencies

Shareholder’s Equity
Class A Common Stock, par value $.01; 1,000 shares authorized and outstanding at June 30, 2004 and December 31, 2003, respectively	—	—
Paid in Capital	86.4	86.4
Accumulated Other Comprehensive Income (Loss)	(0.3)	(1.2)
Retained Earnings (Accumulated Deficit)	(68.1)	(72.8)

Total Shareholder’s Equity	18.0	12.4

Total Liabilities and Shareholder’s Equity	$385.8	$355.8

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.

Consolidated Statements of Operations

(Dollars in Millions)

	Unaudited
	Quarter Ended June 30,		Year-to-Date June 30,
	2004	2003	2004	2003
Sales (1)	$87.2	$80.1	$171.1	$161.1
Cost of Goods Sold	70.7	61.1	135.1	120.7

Gross Profit	16.5	19.0	36.0	40.4
Selling, General and Administrative Expenses	16.5	14.3	32.8	30.9
Research and Development Expenses	1.5	1.7	3.0	3.2
Other (Income) Expense	(0.4)	(0.2)	(0.8)	(0.7)
Other Unusual Charges	—	—	—	6.7

Operating (Loss) Profit	(1.1)	3.2	1.0	0.3
Interest Expense	6.2	6.0	12.3	10.8

Loss Before Income Taxes, Discontinued Operations And Sale of Assets	(7.3)	(2.8)	(11.3)	(10.5)
Benefit for Income Taxes	(3.0)	(1.1)	(4.5)	(4.0)

Loss from Continuing Operations before Discontinued Operations and Sale of Assets	(4.3)	(1.7)	(6.8)	(6.5)
Income from Discontinued Operations, net of tax expense of $0.1 and $0.3, respectively, for the quarter-to-date periods ended June 30, 2004 and 2003, and $0.0 and $0.6 for the year-to-date period ended June 30, 2003	0.3	0.5	0.1	1.1

Gain on Sale of Assets, net of tax expense of $0.4 for the quarter ended and $9.8 for the year-to-date period ended June 30, 2004	0.5	—	13.5	—

Net Income (Loss)	$(3.5)	$(1.2)	$6.8	$(5.4)

(1)	Sales are presented net of Federal Excise taxes of $7.3 million and $6.6 million for the quarter-to-date periods and $14.1 million and $13.3 million for the year-to-date periods ended June 30, 2004 and 2003, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.

Consolidated Statements of Cash Flows

(Dollars in Millions)

	Unaudited
	Year-To-Date June 30,
	2004	2003
Operating Activities
Net Income (Loss)	$6.8	$(5.4)
Adjustments to reconcile Net Income (Loss) to Net Cash provided by Operating Activities:
Depreciation	4.5	4.8
Amortization	0.9	2.4
Gain on Sale of Assets Held for Sale	(23.3)	—
Loss on Disposal of Assets	0.2	0.5
Provision for Retiree Benefits	4.1	2.1
Provision for Deferred Income Taxes, net	2.0	0.1
Changes in Operating Assets and Liabilities:
Accounts Receivable Trade - net	(30.1)	(21.9)
Inventories	(22.9)	(28.3)
Supplies	0.6	0.2
Prepaid Expenses and Other Current Assets	(3.4)	(4.5)
Other Noncurrent Assets	(0.2)	2.1
Accounts Payable	10.5	10.4
Product Liabilities	(0.4)	1.4
Income Taxes Payable	(2.2)	(4.7)
Other Accrued and Long-Term Liabilities	2.6	(8.7)

Net Cash used in Operating Activities	(50.3)	(49.5)
Net Cash provided by (used in) Discontinued Operations	0.1	(1.7)

Net Cash used in Operating Activities	(50.2)	(51.2)

Investing Activities
Proceeds from Sale of Assets, net of Transaction Costs of $1.2	42.8	—
Purchase of Property, Plant and Equipment	(1.8)	(2.7)
Proceeds from Sale of Property, Plant and Equipment	0.5	—

Net Cash provided by (used in) Investing Activities	41.5	(2.7)
Net Cash used in Discontinued Operations	—	(0.1)

Net Cash provided by (used in) Investing Activities	41.5	(2.8)

Financing Activities
Proceeds from Revolving Credit Facility	87.7	115.6
Payments on Revolving Credit Facility	(78.5)	(59.4)
Cash Dividends Paid	(2.1)	(101.2)
Proceeds from Issuance of Long-Term Debt	—	200.0
Principal Payments on Long-Term Debt	(0.1)	(87.4)
Capital Contributions from RACI Holding, Inc.	—	4.5
Net Borrowings from Short-Term Debt	2.5	2.9
Decrease Book Overdraft	(0.6)	(8.9)
Debt Issuance Costs	—	(11.6)

Net Cash provided by Financing Activities	8.9	54.5

Decrease in Cash and Cash Equivalents	0.2	0.5
Cash and Cash Equivalents at Beginning of Period	0.4	0.4

Cash and Cash Equivalents at End of Period	$0.6	$0.9

Supplemental Cash Flow Information:
Cash Paid During the Year for:
Interest	$11.1	$9.7
Income Taxes	$4.6	$1.3
Noncash Financing and Investing Activities:
Issuance of Deferred Shares in Lieu of Bonus	$—	$0.3
Payment Made to Vendors on Behalf of RACI Holding, Inc.	$—	$1.0
Capital Lease Obligations Incurred	$—	$0.1

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.

Consolidated Statement of Shareholder’s Equity (Accumulated Deficit) and Comprehensive Income

(Dollars in Millions)

(Unaudited)

	Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Shareholder’s Equity

Balance, December 31, 2003	$86.4	$(1.2)	$(72.8)	$12.4

Comprehensive Income:
Net Income	—	—	6.8	6.8
Other comprehensive income:
Net derivative gains, net of tax effect	—	1.5	—	1.5
Net derivative gains relassified as earnings	—	(0.6)	—	(0.6)

Total Comprehensive Income	—	0.9	6.8	7.7

Cash Dividend Paid	—	—	(2.1)	(2.1)

Balance, June 30, 2004	$86.4	$(0.3)	$(68.1)	$18.0

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) - Unaudited

Note 1 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Remington Arms Company, Inc. (“Remington”) include the accounts of its wholly owned subsidiaries, RA Brands, L.L.C. (“RA Brands”) and RA Factors, Inc. (together with Remington, the “Company”). The accounts of the Company’s parent, RACI Holding, Inc. (“Holding”), which owns 100% of the issued and outstanding common stock of Remington, are not presented herein. Significant transactions between the Company and Holding and the related balances are reflected in the consolidated financial statements and related disclosures.

The accompanying unaudited interim consolidated financial statements of Remington have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. The year-end condensed balance sheet was derived from the audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Remington Arms Company, Inc. and subsidiaries as of and for the year ended December 31, 2003.

A reclassification of licensing income from selling, general, and administrative expense to other income was made to financial information from prior periods to conform with the current presentation format. The reclassification did not have a significant impact on the previously reported financial condition, results of operations or cash flows of the Company. In addition, as a result of the sale of specified assets of the fishing line business on February 9, 2004, the results of these operations have been included in discontinued operations and results from prior periods have been reclassified accordingly (See Note 3).

Note 2 - Inventories

Inventories consisted of the following at:

	(Unaudited)
	June 30, 2004	December 31, 2003
Raw Materials	$16.6	$13.9
Semi-Finished Products	18.1	18.9
Finished Products	73.9	52.9

Total	$108.6	$85.7

Inventories are stated at the lower of cost or market. The cost of inventories is determined by the first-in, first-out (“FIFO”) method. Inventory costs associated with Semi-Finished Products and Finished Products include material, labor, and overhead; while costs associated with Raw Materials include only material. The Company provides inventory allowances based on excess and obsolete inventories.

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

The purchase price paid to Remington and RA Brands for the assets sold was $44.0 million in cash, $1.0 million of which was placed into escrow as security for certain post-closing obligations to procure certain materials for the Purchasers. On May 12, 2004, the amount placed into escrow of $1.0 million was paid to Remington by the Purchasers. The Company applied the $43.0 million in cash proceeds to pay down the then outstanding balance under Remington’s senior secured revolving credit facility (the “Credit Facility”) on February 9, 2004, and the $1.0 million in cash proceeds released from escrow were used to pay down Remington’s then outstanding Credit Facility balance on May 12, 2004. The assets sold had a net book value of approximately $17.9 million and Remington retained net working capital of approximately $1.7 million. The gain that was recorded in the first half of 2004 on the sale of discontinued operations was approximately $13.5 million, net of income taxes. The gain of approximately $13.5 million reflects the release of the $1.0 million escrow amount and adjustments to the estimates of costs associated with the sale based on remaining obligations with respect to the sale as of June 30, 2004.

Pursuant to the Stren Asset Purchase Agreement, Remington agreed not to compete with the Purchasers in the fishing line business for a period of five years, and also agreed to provide the Purchasers with certain transitional services and other services and rights relating to the sale of Remington’s fishing line business, substantially all of which are completed.

The following represents a summary of key components of quarter-to-date and year-to-date income from discontinued operations:

	For the quarter ended,		For the six months ended,
Discontinued Operations:	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net Sales	$0.0	$4.6	$3.3	$9.4
Pre-tax operating results	0.3	1.3	0.2	2.7
Interest expense allocation	0.0	0.5	0.1	1.0
Income from operations, after tax	0.3	0.5	0.1	1.1

Included in discontinued operations is an allocation of interest expense of $0.1 million and $1.0 million for the year-to-date periods ended June 30, 2004 and 2003, respectively. The interest expense allocation is based on the Company having made a payment of $43.0 million against its outstanding borrowings under the Credit Facility with the proceeds received at the closing of the sale of the fishing line business on February 9, 2004. The interest expense allocation was computed by taking the $43.0 million Credit Facility balance paid down at the time of the closing of the sale, multiplied by the weighted average interest rate on the Credit Facility for the year-to-date periods ended February 9, 2004 and June 30, 2003. The fishing line business has historically been allocated interest expense (approximately $0.2 million annually) as a result of actual working capital balances for the fishline business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) - Unaudited

Note 4 - Other Accrued Liabilities

Other Accrued Liabilities consisted of the following at:

	(Unaudited)
	June 30, 2004	December 31, 2003
Marketing	$3.7	$6.1
Healthcare	6.9	6.9
Compensation	3.4	0.8
Current portion of Pension cost	6.2	5.8
Excise Tax Payable	2.6	1.4
Workers Compensation	2.8	2.9
Interest	1.8	1.8
Other	4.9	3.0

Total	$32.3	$28.7

Note 5 - Warranty Accrual

The Company provides consumer warranties against manufacturing defects in all firearm products it sells in North America. Estimated future warranty costs are accrued at the time of sale, using the percentage of actual historical repairs to shipments for the same period, which is included in other accrued liabilities. Product modifications or corrections are voluntary steps taken by the Company to assure proper usage by consumers or performance of a product. The cost associated with product modifications and or corrections are recognized in accordance with Statement of Financial Accounting Standard No. 5, Accounting for Contingencies, and charged to operations. Activity in the warranty accrual consisted of the following at:

	(Unaudited)
	June 30, 2004	December 31, 2003
Beginning warranty accrual	$0.8	$0.9
Current period accruals	1.6	2.7
Current period charges	(1.6)	(2.8)

Ending warranty accrual	$0.8	$0.8

Note 6 - Long-Term Debt

Long-Term Debt consisted of the following at:

	(Unaudited)
	June 30, 2004	December 31, 2003
Revolving Credit Facility	$37.5	$28.3
10.5% Senior Subordinated Notes due 2011	200.0	200.0
Capital Lease Obligations	1.2	1.3
Due to RACI Holding, Inc.	0.9	0.9

Subtotal	239.6	230.5
Less: Current Portion	0.6	0.5

Total	$239.0	$230.0

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) - Unaudited

As a result of the Company’s financial performance the Credit Facility was amended on two separate occasions during 2003. These amendments limit the Company’s borrowing capacity by creating a minimum availability restriction through the earlier of (i) March 30, 2006 and (ii) subject to meeting specified financial targets, such date as the Company may determine (such period, the “Availability Test Period”). In addition, during the Availability Test Period, the Company must maintain specified minimum rolling four quarter levels of Consolidated EBITDA (as defined in the Credit Facility).

On February 9, 2004, in connection with the sale of the Company’s fishing line business, the Company entered into a third amendment to the Credit Facility. The Company paid an amendment fee of $0.1 million in connection with the third amendment, which was netted with the gain on the disposal of discontinued operations. Under the terms of the third amendment, the lenders under the Credit Facility consented to Remington’s and RA Brands’ sale of specified assets pursuant to the Stren Asset Purchase Agreement, the release of liens against such assets, and the retention of the proceeds of such sale, subject to a requirement to use such proceeds to invest in productive assets or permanently pay down amounts outstanding under the Credit Facility within one year of such sale.

Pursuant to these amendments, key terms of the Credit Facility, as amended, now include the following:

(1)	The minimum amount of availability required to be maintained during the Availability Test Period is $40.0 million (except during any single period of up to 60 consecutive days from June through September of each year during the Availability Test Period, when such minimum availability requirement is $30.0 million). Upon a permanent pay down of not less than $5.0 million under the Credit Facility by February 9, 2005, these levels will be returned back to $35.0 million and $25.0 million, respectively. For any period during the Availability Test Period when such minimum availability requirement is not met, the Company must maintain (i) a maximum leverage ratio of 6.0 to 1.0 and (ii) a minimum fixed charge coverage ratio of 1.1 to 1.0. So long as the minimum availability requirement is met during the Availability Test Period, there is no requirement for the Company to meet the maximum leverage ratio or the minimum fixed charge coverage ratio.

(2)	The Company is required to maintain specified minimum rolling four quarter levels of Consolidated EBITDA during the Availability Test Period (as defined in the Credit Facility).

(3)	All of Remington’s existing and future domestic subsidiaries are either co-borrowers under, or guarantors of, the Credit Facility. The Credit Facility is secured by substantially all of the Company’s real and personal property, including without limitation the capital stock of the Company’s subsidiaries.

(4)	Amounts outstanding under the Credit Facility bear interest at a rate equal to, at the Company’s option, (1) an alternate base rate plus an applicable margin, or (2) a reserve adjusted LIBOR rate plus an applicable margin. These margins are subject to periodic adjustment based on certain levels of financial performance at various times during the term of the Credit Facility.

(5)	The Credit Facility contains limitations on capital expenditures exceeding $12.5 million during any fiscal year, adjusted upward for any previously unspent amounts in prior years that were less than the annual $12.5 million limitation.

(6)	The Credit Facility contains limitations on indebtedness, liens, investments, mergers and other acquisitions, asset dispositions, transactions with affiliates, and dividends and other distributions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) - Unaudited

(7)	The Credit Facility contains customary events of default.

(8)	The Company is required to pay certain fees in connection with the Credit Facility, including (1) letter of credit fees, (2) agency fees and (3) an unused commitment fee of 0.375% which is payable if the average Credit Facility balance is 50% or more of the aggregate revolving commitments in effect on the first day of such month, subject to adjustment upward to 0.500% if the average outstanding Credit Facility balance for any month is less than 50% of the aggregate revolving commitments in effect on the first day of such month.

(9)	The Credit Facility contains other customary affirmative and negative covenants: including but not limited to those listed above.

The interest rate margin for the ABR and the Euro-Dollar loans at June 30, 2004 is 1.5% and 3%, respectively. The weighted average interest rate under the Company’s Credit Facility was 4.80% and 4.14% as of June 30, 2004 and 2003, respectively.

As of June 30, 2004 the Company was in compliance with the financial covenants and expects to continue to be in compliance with the financial covenants under the Credit Facility, as amended. However, there can be no assurance that the Company will continue to be in compliance.

The initial issuance and sale of the Company’s $200.0 million aggregate principal amount 10.5% Senior Notes due 2011 (the “Notes”) was completed in a private offering on January 24, 2003. A portion of the proceeds from the issuance of the Notes was used for the redemption of all of the Company’s 9 ½% Senior Subordinated Notes due 2003 (the “Refinanced Notes”), at a redemption price equal to 100% of the aggregate principal amount of Refinanced Notes then outstanding of $86.9 million, plus accrued and unpaid interest. The Notes are redeemable at the option of the Company, in whole or in part, any time on or after February 1, 2007. The redemption price ranges from 105.3% of the principal amount in 2007 to 100% in the year 2009 and thereafter. The Notes may also be redeemed with proceeds of specified types of equity offerings prior to 2007, at a redemption price of 110.5% of the principal amount. In the event of a change in control, the Notes may be tendered at the option of the holders for the principal amount plus applicable interest and premium at that date. The Notes are unsecured senior obligations of the Company, ranking equal in right of payment with all existing and future senior indebtedness, if any, of the Company, including its indebtedness under the Credit Facility.

The indenture for the Notes and the Credit Facility contain various restrictions on the Company’s ability to incur debt, pay dividends and enter into certain other transactions. With respect to asset sale transactions (such as the sale of the fishing line business), the indenture for the Notes requires the Company to apply the net cash proceeds thereof in properties and assets that replace the properties and assets that were the subject of the asset sale or in properties and assets that will be used in the businesses of the Company or its Subsidiaries within 365 days after the date of such asset sale. Any uninvested amount must be used to permanently repay the senior debt of the Company in accordance with the terms of the indenture for the Notes and the Credit Facility. In addition, the Credit Facility permits repurchases of the Notes on the open market, subject to limitations that may be contained in the Credit Facility and the Indenture.

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

On April 28, 2004, the Board of Directors of the Company declared a dividend of approximately $2.1 million to be paid to RACI Holding, Inc. in the second quarter of 2004. This dividend was paid by the Company to Holding on June 30, 2004.

Note 8 – Intangible Assets

The carrying amount of goodwill and trademarks, which are not subject to amortization, attributable to each reporting segment is outlined in the following tables:

	(Unaudited)
Goodwill	June 30, 2004	December 31, 2003
Firearms	$12.8	$12.8
Ammunition	5.2	5.2
All Other	2.9	2.9

Total	$20.9	$20.9

Trademarks	June 30, 2004	December 31, 2003
Firearms	$20.4	$20.4
Ammunition	19.4	19.4
All Other	2.0	2.0

Total	$41.8	$41.8

The Company continues to monitor one of the business units in the All Other segment which was determined to have a carrying value of goodwill and trademarks of $3.4 million at June 30, 2004. It is reasonably possible the Company could be required to recognize an impairment charge if the current trend of profitability were to continue within this business unit.

Note 9 – Retiree Benefits

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, for detailed descriptions and disclosures about the various benefit plans offered by Remington.

The following table summarizes the components of net periodic pension cost for the three and six month periods ended:

	(Unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Service Cost	$1.3	$1.0	$2.5	$2.1
Interest Cost	2.2	2.1	4.5	4.1
Expected Return on Assets	(2.0)	(1.8)	(4.0)	(3.7)
Amortization of Prior Service Cost	(0.1)	(0.1)	(0.1)	(0.1)
Recognized Net Actuarial Loss	1.6	0.7	3.1	1.4

Net Periodic Pension Cost	$3.0	$1.9	$6.0	$3.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) - Unaudited

The following table summarizes the components of net periodic postretirement cost for the three and six month periods ended:

	(Unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Service Cost	$0.1	$0.2	$0.3	$0.3
Interest Cost	0.3	0.3	0.6	0.6
Net Amortization and Deferral	0.1	(0.1)	0.2	(0.1)
Claims Payments	(0.1)	(0.1)	(0.3)	(0.2)

Net Periodic Benefit Cost	$0.4	$0.3	$0.8	$0.6

Anticipated Contributions

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003 that it expected to contribute approximately $6.4 million to plan assets under its defined benefit pension plan during 2004. As of June 30, 2004, $2.7 million of contributions have been made. Remington presently anticipates contributing approximately $3.7 million to the plan assets during the remainder of 2004.

Note 10 – Stock Options

In accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), the Company has elected to continue to account for stock-based compensation under the intrinsic value-based method of accounting described by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, generally no cost is recorded for stock options issued to employees unless the option exercise price is below fair value at the time options are granted. Since options have been granted at exercise prices equal to the estimated fair value of the underlying Common Stock, to date no compensation expense has been recognized with respect to the grant of any outstanding stock options. Had compensation expense for such option grants been recognized under SFAS No. 123 based on the fair value of such options at the grant dates thereof for the three and six month periods ended June 30, 2004 and 2003, the Company’s net income (loss) on a pro forma basis would have been as follows:

		For the Three Months Ended,
		June 30, 2004	June 30, 2003
Net (loss)	As Reported	$(3.5)	$(1.2)
Add:	Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Net (loss)	Pro forma	$(3.5)	$(1.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) - Unaudited

		For the Six Months Ended,
		June 30, 2004	June 30, 2003
Net income (loss)	As Reported	$6.8	$(5.4)
Add:	Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	2.7
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(1.8)

Net income (loss)	Pro forma	$6.8	$(4.5)

In connection with the recapitalization transactions, in February 2003 Holding distributed on behalf of Remington a special payment of $4.5 million in the aggregate to all option holders in exchange for the acceleration and cancellation of 64,144 outstanding options to purchase common stock of Holding. The amount of such payment was determined based on the difference between the price paid for the acceleration and cancellation of the options and the exercise price of the options. Under APB Opinion No. 25, this payment resulted in a compensation expense in respect of such options of $2.7 million, net of taxes. Under SFAS 123, the expense associated with these options would have been approximately $1.8 million in the first quarter of 2003, with the remaining compensation expense having already been recorded in prior years.

Note 11 - Commitments and Contingencies

The Company has various purchase commitments for services incidental to the ordinary conduct of business, including services related to its utilities and NASCAR sponsorship. Such commitments are not at prices in excess of current market prices. The Company has purchase contracts with certain raw materials suppliers, for periods ranging up to approximately two years, some of which contain firm commitments to purchase minimum specified quantities. However, such contracts had no significant impact on the financial condition or results of operations during the reported periods. In recognition of and support of certain legal and legislative initiatives, the shooting sports industry established the Hunting and Shooting Sports Heritage Fund of which the Company is a member. The Company has historically made contributions to the Heritage Fund ranging from 0.5% to 1% of the Company’s net sales. The Company did not make contributions to the Heritage Fund related to the period from January 1, 2003 through March 31, 2004. The Company began accruing for contributions at 0.5% of net sales relating to certain domestically sold ammunition products beginning in the second quarter of 2004.

On July 19, 2004, the Company entered into a ten year exclusive distribution agreement with a technology products manufacturer that required the payment of $0.5 million in exchange for the exclusive distribution rights for certain security products within the United States, certain of its territories, and Canada. The Company expects to sell these security products to the federal agency and law enforcement markets. The Company anticipates incurring a total of approximately $1.1 million (inclusive of the above mentioned $0.5 million) of expenses associated with the initial launching of the products during the remainder of 2004 for distribution, selling, marketing, administrative, and transaction costs, and will include related financial results in the newly formed Technology Products segment, which is anticipated to be combined with the All Other reporting segment in 2004.

On August 4, 2004, the Company entered into a joint venture agreement with ELSAG, Inc., an unaffiliated third party, to form Remington ELSAG Law Enforcement Services (RELES). RELES will sell and service a license plate reading technology that is expected to be sold to state and local law enforcement agencies along with certain federal agencies. The venture gives Remington a 50% ownership interest. The agreement calls for each member to provide 50% of required capital investments and receive 50% of distributions, with a maximum contribution amount of $1.5 million by each party. In addition, Remington will provide certain administrative support functions, while ELSAG, Inc. will provide product technology support. We currently anticipate making equity contributions of approximately $0.8 million by the end of 2004.

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

Note 12 – Accounting for Derivatives and Hedging Activities

The Company purchases copper and lead options contracts to hedge against price fluctuations of anticipated commodity purchases. The options contracts limit the unfavorable effect that price increases will have on these metal purchases. At June 30, 2004, the fair value of the Company’s outstanding derivative contracts relating to firm commitments and anticipated purchases (aggregate notional amount 33.4 million pounds of copper and lead) up to fifteen months from such date was $4.1 million as determined with the assistance of a third party. At July 31, 2004, the value of those same contracts outstanding at June 30, 2004, excluding any contracts that were settled or entered into during the month of July, had fallen to approximately $3.4 million, due to price volatility in the market. With the volatility of pricing the Company has experienced, the Company believes that significant changes in commodity pricing could have a future material impact on the consolidated financial position, results of operations, or cash flows of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) - Unaudited

In accordance with the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 138”) and by Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”), commodity contracts are designated as cash flow hedges, with the fair value of these financial instruments recorded in prepaid expenses and other current assets, changes in fair value recorded in accumulated other comprehensive income, and net gains/losses reclassified to cost of sales based upon inventory turnover, indicating consumption and sale of the underlying commodity in the Company’s products. During the six month period ended June 30, 2004, a net gain of $0.6 million on derivative instruments was reclassified to cost of sales from accumulated other comprehensive income, and a net gain of $1.5 million was recorded to accumulated other comprehensive income and to prepaid expenses and other current assets.

Note 13 - Segment Information

The Company’s business is classified into three reportable segments: Firearms, which designs, manufactures, and markets shotguns and rifles for the sporting and law enforcement, federal agency and military markets; Ammunition, which designs, manufactures and markets sporting ammunition, pistol & revolver ammunition, ammunition for the law enforcement, federal agency and military markets, and ammunition reloading components; and All Other, which includes accessory related gun products and the manufacture and marketing of clay targets and powdered metal products. These products are sold primarily to wholesalers and retailers, mainly through manufacturer’s sales representatives. Other reconciling items include corporate and other assets not allocated to the individual segments, assets held for sale, and discontinued operations.

The Company primarily evaluates the performance of its segments and allocates resources to them based on Adjusted EBITDA. Adjusted EBITDA differs from the term “EBITDA” as it is commonly used, and is substantially similar to the measure “Consolidated EBITDA” that is used in the indenture for the Notes. In addition to adjusting net income (loss) to exclude income taxes, interest expense, and depreciation and amortization, Adjusted EBITDA also adjusts net income (loss) by excluding items or expenses not typically excluded in the calculation of “EBITDA”, such as noncash items, gain or loss on asset sales or write-offs, extraordinary, unusual or nonrecurring items, and certain “special payments” to Remington employees who hold options and deferred shares in respect of Holding common stock, consisting of amounts that are treated as compensation expense by Remington and are paid in connection with payments of dividends to holders of Holding common stock.

Information on Segments:

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Sales:
Firearms	$46.0	$46.2	$91.2	$91.2
Ammunition	35.3	29.0	68.8	59.6
All Other	5.9	4.9	11.1	10.3

Consolidated Net Sales	$87.2	$80.1	$171.1	$161.1

Adjusted EBITDA:
Firearms	$5.0	$7.5	$9.9	$12.3
Ammunition	(2.0)	(1.5)	(0.9)	0.3
All Other	0.7	0.9	1.6	1.8
Other Reconciling Items	(0.3)	1.3	(1.1)	2.5

Adjusted EBITDA	$3.4	$8.2	$9.5	$16.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) - Unaudited

	(Unaudited)
	June 30, 2004	December 31 2003
Assets:
Firearms	$140.6	$118.7
Ammunition	134.7	102.0
All Other	12.9	10.0
Other Reconciling Items	97.6	125.1

Consolidated Assets	$385.8	$355.8

The following table illustrates the calculation of Adjusted EBITDA, by reconciling Net Income/ (Loss) to Adjusted EBITDA, which management believes is the most nearly equivalent GAAP measure:

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Income (Loss)	$(3.5)	$(1.2)	$6.8	$(5.4)
Adjustments: Depreciation Expense	2.1	2.4	4.5	4.8
Interest Expense (A)	6.2	6.5	12.4	11.8
Other Noncash Charges (B)	2.0	1.2	3.8	2.1
Non-Recurring Charges or Gains (C)	(0.5)	0.1	(13.5)	0.3
Other Unusual Charges (D)	—	—	—	6.7
Income Taxes (E)	(2.9)	(0.8)	(4.5)	(3.4)

Adjusted EBITDA	$3.4	$8.2	$9.5	$16.9

(A)	Interest expense includes amortization expense of deferred financing costs of $0.4 million and $0.9 million and interest expense reclassified to discontinued operations of $0.0 million and $0.1 million, for the three and six month periods ended June 30, 2004, respectively, and amortization expense of $0.5 million and $0.9 million and interest expense reclassified to discontinued operations of $0.5 million and $1.0 million, for the three and six month periods ended June 30, 2003, respectively.

(B)	Other noncash charges includes $0.1 million and $0.1 million expense for executive pension, $0.1 million and a $0.2 million loss on disposal of assets, and $1.8 million and $3.4 million expense for pension and other postretirement benefits for the three and six month periods ended June 30, 2004, and $0.1 million and $0.2 million expense for executive pension, $0.4 million and $0.4 million loss on disposal of assets, and $0.7 million and $1.5 million expense for pension and other postretirement benefits for the three and six month periods ended June 30, 2003, respectively.

(C)	Nonrecurring charges or gains include $0.5 million gain and $13.5 million gain from the disposal of discontinued operations for the three and six month periods ended June 30, 2004, and $0.1 million and $0.2 million of severance costs for the three and six month periods ended June 30, 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) - Unaudited

(D)	Other unusual charges includes $4.5 million related to the acceleration and subsequent cancellation of options to purchase common stock of Holding, $0.7 million of additional interest for early redemption of the Refinanced Notes, and $1.5 million expensed for the unamortized debt acquisition costs related to the Old Credit Facility.

(E)	Income taxes include $0.1 million and $0.3 million, for the three month periods ended June 30, 2004 and 2003, respectively, and $0.0 million and $0.6 million, for the six month periods ended June 30, 2004 and 2003, respectively, which was reclassified to discontinued operations.

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

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

June 30, 2004

(Unaudited)

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries
ASSETS
Current Assets	$131.4	$100.5	$—	$231.9
Receivable from Remington	—	96.3	96.3	—
Equity method investment in subsidiaries	203.1	—	203.1	—
Noncurrent Assets	115.4	38.5	—	153.9

Total Assets	$449.9	$235.3	$299.4	$385.8

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities	$42.6	$32.2	$—	$74.8
Payable to Holding, Inc., Net	0.9	—	—	0.9
Payable to RA Brands, L.L.C., Net	61.0	—	61.0	—
Payable to RA Factors, Inc., Net	35.3	—	35.3	—
Noncurrent Liabilities	292.1	—	—	292.1
Shareholder’s Equity	18.0	203.1	203.1	18.0

Total Liabilities and Shareholder’s Equity	$449.9	$235.3	$299.4	$385.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) - Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2003

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co. and Subsidiaries
ASSETS
Current Assets	$110.4	$70.5	$—	$180.9
Receivable from Remington	—	118.9	118.9	—
Equity method investment in subsidiaries	213.1	—	213.1	—
Noncurrent Assets	125.3	49.6	—	174.9

Total Assets	$448.8	$239.0	$332.0	$355.8

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities	$40.7	$20.2	$—	$60.9
Payable to RACI Holding, Inc., Net	0.9	—	—	0.9
Payable to RA Brands, L.L.C.	58.3	—	58.3	—
Payable to RA Factors, Inc.	60.6	—	60.6	—
Noncurrent Liabilities	275.9	5.7	—	281.6
Shareholder’s Equity	12.4	213.1	213.1	12.4

Total Liabilities and Shareholder’s Equity	$448.8	$239.0	$332.0	$355.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) - Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

QUARTER ENDED June 30, 2004 (Unaudited)	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries
Sales	$87.2	$—	$—	$87.2
Gross Profit	16.5	—	—	16.5
Royalty Income (Expense)	(3.4)	3.4	—	—
Factoring Income (Expense)	(2.4)	2.4	—	—
Income from Equity Investees	2.3	—	2.3	—
Net (Loss) Income	(3.5)	2.3	2.3	(3.5)

QUARTER ENDED June 30, 2003 (Unaudited)	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries
Sales	$80.1	$—	$—	$80.1
Gross Profit	19.0	—	—	19.0
Royalty Income (Expense)	(5.1)	5.1	—	—
Factoring Income (Expense)	(2.9)	2.9	—	—
Income from Equity Investees	4.7	—	4.7	—
Net (Loss) Income	(1.2)	4.7	4.7	(1.2)

SIX MONTHS ENDED June 30, 2004 (Unaudited)	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries
Sales	$171.1	$—	$—	$171.1
Gross Profit	36.0	—	—	36.0
Royalty Income (Expense)	(6.8)	6.8	—	—
Factoring Income (Expense)	(4.8)	4.8	—	—
Income from Equity Investees	16.5	—	16.5	—
Net Income	6.8	16.5	16.5	6.8

SIX MONTHS ENDED June 30, 2003 (Unaudited)	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries
Sales	$161.1	$—	$—	$161.1
Gross Profit	40.4	—	—	40.4
Royalty Income (Expense)	(10.2)	10.2	—	—
Factoring Income (Expense)	(5.8)	5.8	—	—
Income from Equity Investees	9.5	—	9.5	—
Net (Loss) Income	(5.4)	9.5	9.5	(5.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) - Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year-to-Date June 30, 2004

(Unaudited)

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries
Operating Activities
Net Cash (Used in) Provided by Continuing Operations	$(50.4)	$0.1	$—	$(50.3)
Net Cash Provided by Discontinued Operations	0.1	—	—	0.1

Net Cash (Used in) Provided by Operating Activities	(50.3)	0.1	—	(50.2)

Investing Activities
Net Proceeds from Sale of Assets	16.3	26.5	—	42.8
Dividends Received	26.5	—	(26.5)	—
Purchase of Property, Plant and Equipment	(1.8)	—	—	(1.8)
Proceeds from Sale of Property, Plant and Equipment	0.5	—	—	0.5

Net Cash Provided by Investing Activities	41.5	26.5	(26.5)	41.5

Financing Activities
Net Borrowing on Revolving Credit Facility	9.2	—	—	9.2
Principal Payments on Long-Term Debt	(0.1)	—	—	(0.1)
Net Borrowings from Short-Term Debt	2.5	—	—	2.5
Dividends Paid	(2.1)	(26.5)	26.5	(2.1)
Decrease Book Overdraft	(0.6)	—	—	(0.6)

Net Cash Used in Financing Activities	8.9	(26.5)	26.5	8.9

(Decrease) Increase in Cash and Cash Equivalents	0.1	0.1	—	0.2
Cash and Cash Equivalents at Beginning of Period	0.4	—	—	0.4

Cash and Cash Equivalents at End of Period	$0.5	$0.1	$—	$0.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) - Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year-to-Date June 30, 2003

(Unaudited)

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries
Operating Activities
Net Cash Used in Continuing Operations	$(49.4)	(0.1)	—	$(49.5)
Net Cash Used in Discontinued Operations	(1.7)	—	—	(1.7)

Net Cash Used in Operating Activities	$(51.1)	$(0.1)	$—	$(51.2)

Investing Activities
Capital Expenditures	(2.7)	—	—	(2.7)
Net Cash Used in Discontinued Operations	(0.1)	—	—	(0.1)

Net Cash Used in Investing Activities	(2.8)	—	—	(2.8)

Financing Activities
Net Borrowings from Revolving Credit Facility	56.2	—	—	56.2
Cash Dividends Paid	(101.2)	—	—	(101.2)
Principal Payments on Long-Term Debt	112.6	—	—	112.6
Net Borrowings from Short-Term Debt	2.9	—	—	2.9
Capital Contributions from RACI Holding, Inc.	4.5	—	—	4.5
Decrease Book Overdraft	(8.9)	—	—	(8.9)
Debt Issuance Costs	(11.6)	—	—	(11.6)

Net Cash Provided by Financing Activities	54.5	—	—	54.5

Decrease in Cash and Cash Equivalents	0.6	—	—	0.5
Cash and Cash Equivalents at Beginning of Period	0.3	0.1	—	0.4

Cash and Cash Equivalents at End of Period	$0.9	$—	$—	$0.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) - Unaudited

Note 15 - Recent Accounting Pronouncements

In May 2004, the FASB issued Financial Staff Position (FSP) SFAS No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”), which is effective as of the first interim period beginning after June 15, 2004. On December 8, 2003, President Bush signed into law the Act, which introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to that provided under the Act. FSP SFAS No. 106-2 supersedes FSP FAS 106-1, and clarifies accounting guidance for the Act’s subsidy provisions given to health care plan sponsors who provide specified levels of postretirement healthcare benefits. Management has assessed the impact of the Act on Remington’s consolidated financial condition and consolidated results of operations and does not believe it will have any material impact.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying unaudited interim Consolidated Financial Statements and related notes of Remington and its subsidiaries, RA Brands, L.L.C. and RA Factors Inc., as of and for the quarter ended June 30, 2004, and with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2003, on file with the Securities and Exchange Commission. The results of operations for the six month period ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004, in part due to the seasonality of the Company’s business.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is separated into the following sections:

•	Executive Overview.

•	Business Outlook.

•	Liquidity and Capital Resources.

•	Results of Operations.

•	Recent Accounting Pronouncements.

•	Regulatory Developments.

•	Information about Forward-Looking Statements.

Executive Overview

We evaluate our business primarily on Adjusted EBITDA results from two core segments, Firearms and Ammunition, with support from our other operating segments, primarily Accessories and Clay Targets. As part of this evaluation, we focus on aggressively managing working capital through, among other things, inventory management, cash management, and expense control.

We focus our core strategy primarily on the hunting and shooting sports marketplace, while evaluating growth opportunities primarily in the hunting, shooting, accessories, law enforcement, government and military areas. We are committed to refining our core businesses and positioning ourselves to take advantage of opportunities to strategically grow the company. As we regularly evaluate our overall business, we look for new products in the previously mentioned areas that compliment our core strategies, which may include direct product sourcing, licensing, acquisitions or other business ventures. Finally, in order to be well positioned for growth, we recognize the need to protect our competitive position with the introduction of new and innovative, high quality, cost effective products to support our customers and consumers.

We have commenced growth initiatives during the second quarter and early third quarter of 2004. These growth initiatives include the following:

•	In June 2004, we delivered our first sales of the Spartan Gunworks product line, our new opening price point line of break action shotguns. This amounted to approximately $0.2 million of incremental net sales dollars to our operating results for the 2004 periods presented herein.

•	On July 19, 2004, we entered into a ten year agreement with a technology products manufacturer that required the payment of $0.5 million in exchange for the exclusive distribution rights for certain security products within the United States, certain of its territories, and Canada. We expect to sell these security products to the federal agency and law enforcement markets. We anticipate incurring a total of approximately $1.1 million (inclusive of the above mentioned $0.5 million) of expenses associated with the initial launching of the products during the remainder of 2004 for distribution, selling, marketing, administrative, and transaction costs, and will include related financial results in the newly formed Technology Products segment, which is anticipated to be combined with the All Other reporting segment in 2004.

•	On August 4, 2004, we entered into a joint venture agreement with ELSAG, Inc., an unaffiliated third party, to form Remington ELSAG Law Enforcement Services (RELES). RELES will sell and service a license plate reading technology that is expected to be sold to state and local law enforcement agencies along with certain federal agencies. The venture gives us a 50% ownership interest. The agreement calls for each member to provide 50% of required capital investments and receive 50% of distributions, with a maximum contribution amount of $1.5 million by each party. In addition, we will provide certain administrative support functions, while ELSAG, Inc. will provide product technology support. We currently anticipate making equity contributions of approximately $0.8 million by the end of 2004.

Associated with our various growth initiatives, including our core businesses, we have expensed approximately $0.7 million through June 30, 2004.

The sale of firearms and ammunition depends upon a number of factors related to the level of consumer spending, including the general state of the economy and the willingness of consumers to spend on discretionary items. Historically, the general level of economic activity has significantly affected the demand for sporting goods products in the firearms, ammunition, and related markets. As economic activity gains momentum, confidence and discretionary spending by consumers has historically improved. During the second quarter of 2004, we announced ammunition and firearms price increases on certain of our products effective May 1, 2004 and July 1, 2004, respectively. See further discussion in “Business Outlook” below.

Management believes that we have successfully maintained the strength of our brand and our market-leading positions in our primary product categories, and that we remain poised to take advantage of any significant improvement in the demand environment. We have engaged in selective efforts to stimulate demand for our products, through targeted new product introductions and promotions in selected product categories.

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

Business Outlook

General Economy

The general economic environment appears to be gaining momentum, as a result of improving consumer spending, offset by the level of unemployment and inflationary pressures from higher energy costs. We also note that on June 30, 2004, the Federal Open Market Committee met and raised interest rates by 0.25%, the first such move in over one year. Management notes that a rising interest rate environment as well as uncertainty surrounding the upcoming United States government elections could have a potentially adverse impact on consumer spending. Our business is also affected by the rising commodity prices for raw materials such as copper, lead, and steel that have been experienced during 2004. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk.” Accordingly, the uncertain and volatile nature of the current economic and geopolitical environment makes it difficult to forecast whether these trends will continue.

Industry

According to the American Sports Data, Inc. (“ASDI”) Superstudy of Sports Participation for the year 2003, approximately 31 million people in the United States enjoyed shooting sports. We believe that the hunting and shooting sports industry is stable and mature. According to the National Sporting Goods Association (“NSGA”), total U.S. consumer expenditures for the shooting sports industry in 2003 were approximately $1.9 billion, comprised of expenditures on shotguns (approximately $480 million), rifles (approximately $550 million) and ammunition (approximately $820 million).

The consumer products environment appears to be gaining momentum based upon the previously mentioned improved consumer spending, offset by the level of unemployment, inflationary pressures from higher energy costs, and cooler weather with higher rainfall in the second quarter versus the same time one year ago. Management believes that the demand for firearms and ammunition products depends on a number of factors, including the general state of the economy and the consumer products environment, which in turn may be impacted by geopolitical or other world events. The uncertain and volatile nature of the current economic and geopolitical environment, as well as the uncertainty surrounding the outcome of the United States government elections, makes it difficult to forecast whether this trend will continue.

Remington

Management currently expects gradual improvement in general conditions in the markets in which we operate, and believes that the modest improvement in the US economy beginning in the fourth quarter of 2003, combined with the preliminary indications that some customers are experiencing improved sales levels, may signal an increase in demand for our products that could continue throughout 2004. However, management notes that there can be no assurance as to the increased demand, particularly in light of the uncertainty surrounding consumer spending levels, the interest rate environment, and the outcome of the upcoming United States government elections.

We have initiated growth initiatives during the second quarter and early third quarter associated with Spartan Gunworks, the previously mentioned exclusive distribution agreement, and the previously mentioned joint venture agreement, respectively. See further discussion above in “Executive Overview.”

We continue to believe that our pension expense for the 2004 full year will be about $4.6 million higher than 2003 and our cash contributions will be $1.2 higher than 2003.

We expect our effective tax rate for the full year to be about 40%.

Seasonality

We produce and market a broad range of firearms and ammunition products. Several models of our shotguns and several types of ammunition are intended for target shooting, as well as government, military, and law enforcement applications, sales of which generally also occur in the “off season.” The majority of our firearms and ammunition products, however, are manufactured for hunting use. As a result, the majority of the sales of our products are seasonal and concentrated toward the fall hunting season. We follow the industry practice of selling firearms pursuant to a “dating” plan allowing the customer to buy the products commencing at the beginning of our dating plan periods and pay for them on extended terms. As a competitive measure, we also offer extended payment terms on select ammunition categories. We believe that these dating plans have partially offset the seasonality of the Company’s business.

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

Liquidity and Capital Resources

Overview

We have historically funded expenditures for operations, administrative expenses, capital expenditures, debt service obligations and dividend payments with internally generated funds from operations, with working capital needs being satisfied from time to time with borrowings under our Credit Facility. We believe that we will be able to meet our debt service obligations and fund our operating requirements in the future with cash flow from operations and borrowings under our Credit Facility prior to the maturity of the Credit Facility, although no assurance can be given in this regard. We continue to focus on working capital management, including the collection of accounts receivable, managing inventory levels to keep them in line with sales projections and management of accounts payable.

Liquidity.

As of June 30, 2004, we had outstanding $239.6 million of indebtedness, consisting of approximately $200.0 million (face amount) of the Notes, $37.5 million in revolving credit borrowings under the Credit Facility, $1.2 million in capital lease obligations, and a $0.9 million note payable to Holding. As of June 30, 2004, we also had aggregate letters of credit outstanding of $4.3 million.

Our Credit Facility provides for aggregate borrowings of up to $125 million, subject to borrowing base and other limitations, under a revolving credit facility through January 23, 2008. As of June 30, 2004 approximately $53.2 million in additional borrowings were available as determined pursuant to the Credit Facility, as amended through February 9, 2004. At present, the principal sources of liquidity for our business and operating needs continue to be internally generated funds from operations and borrowings under the Credit Facility. We believe that we will be able to meet our debt service obligations and fund our operating requirements with cash flow from operations and borrowings under the Credit Facility, although no assurance can be given in this regard. We also evaluate on a regular basis whether or not we will be able to have the ability to pay prospective dividends to Holding, subject to the restrictions and covenants imposed upon us by our Credit Facility and the indenture for the Notes. In addition, we continue to focus on aggressively managing working capital through, among other things, inventory management, cash management, and expense control.

We expect to contribute approximately $6.4 million to plan assets under our defined-benefits pension plan during 2004. As of June 30, 2004, we had paid $2.7 million in contributions.

In addition, as previously mentioned, we anticipate incurring a total of $1.1 million in costs for the remainder of the year associated with the exclusive distribution agreement signed in July, as well as an additional $0.8 million investment associated with the joint venture agreement signed in August.

We evaluate on a regular basis whether or not we will be able to have the ability to pay prospective dividends to Holding, subject to the restrictions and covenants imposed upon us by our Credit Facility and the indenture for the Notes. See “Dividend Policy.”

As a result of the sale of our fishing line business on February 9, 2004, we applied $43.0 million in initial cash proceeds amount, and on May 12, 2004, we applied an additional $1.0 million in proceeds released from escrow, in each case against our outstanding Credit Facility balances at those times. We expect to make the necessary tax payments related to the sale consistent with our normal quarterly schedule. The gain that was recorded in the first half of 2004 on the sale of discontinued operations was approximately $13.5 million, net of income taxes. The gain of approximately $13.5 million reflects the release of the $1.0 million escrow amount and adjustments to the estimates of costs associated with the sale based on remaining obligations with respect to the sale as of June 30, 2004. Our after-tax proceeds on the transaction were approximately $29.0 million.

The indenture for the Notes requires us to apply the net cash proceeds of certain asset sales in properties and assets that replace the properties and assets that were the subject of the Asset Sale or in properties and assets that will be used in the businesses of the Company or its Subsidiaries within 365 days after the date of such asset sale (in the case of the sale of the fishing line business on February 9, 2005). Any uninvested amount must be used to permanently repay our senior debt in accordance with the terms of the indenture for the Notes and the Credit Facility agreement.

As previously discussed, our continuing efforts to strategically grow the company may result in direct product sourcing, licensing, acquisitions or other business ventures, financing for which could be utilized from the capacity made available under our Credit Facility as a result of the sale of the fishing line business, to the extent permitted under the indenture for our Notes. See growth initiatives discussion in the “Executive Overview” section.

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

As a result of our financial performance the Credit Facility was amended on two separate occasions during 2003. These amendments limit our borrowing capacity by creating a minimum availability restriction through the earlier of (i) March 30, 2006 and (ii) subject to meeting specified financial targets, such date as the Company may determine (such period, the “Availability Test Period”). In addition, during the Availability Test Period, the Company must maintain specified minimum rolling four quarter levels of Consolidated EBITDA (as defined in the Credit Facility).

On February 9, 2004, in connection with the sale of our fishing line business, we entered into a third amendment to the Credit Facility. We paid an amendment fee of $0.1 million in connection with the third amendment, which was netted with the gain on the disposal of discontinued operations. Under the terms of the third amendment, the lenders under the Credit Facility consented to Remington and RA Brands’ sale of specified assets pursuant to the Stren Asset Purchase Agreement, the release of liens against such assets, and the retention of the proceeds of such sale, subject to a requirement to use such proceeds to invest in productive assets or permanently pay down amounts outstanding under the Credit Facility within one year of such sale.

Pursuant to these amendments, key terms of the Credit Facility, as amended, now include the following:

(1)	The minimum amount of availability required to be maintained during the Availability Test Period is $40.0 million (except during any single period of up to 60 consecutive days from June through September of each year during the Availability Test Period, when such minimum availability requirement is $30.0 million). Upon a permanent pay down of not less than $5.0 million under the Credit Facility by February 9, 2005, these levels will be returned back to $35.0 million and $25.0 million, respectively. For any period during the Availability Test Period when such minimum availability requirement is not met, the Company must maintain (i) a maximum leverage ratio of 6.0 to 1.0 and (ii) a minimum fixed charge coverage ratio of 1.1 to 1.0. So long as the minimum availability requirement is met during the Availability Test Period, there is no requirement for the Company to meet the maximum leverage ratio or the minimum fixed charge coverage ratio.

(2)	The Company is required to maintain specified minimum rolling four quarter levels of Consolidated EBITDA during the Availability Test Period (as defined in the Credit Facility)

(3)	All of Remington’s existing and future domestic subsidiaries are either co-borrowers under, or guarantors of, the facility. The Credit Facility is secured by substantially all of our real and personal property, including without limitation the capital stock of our subsidiaries.

(4)	Amounts outstanding under the Credit Facility bear interest at a rate equal to, at our option, (1) an alternate base rate plus applicable margin, (2) a reserve adjusted LIBOR rate plus an applicable margin. These margins are subject to periodic adjustment based on certain levels of financial performance at various times during the term of the Credit Facility.

(5)	The Credit Facility contains limitations on capital expenditures exceeding $12.5 million during any fiscal year, adjusted upward for any previously unspent amounts in prior years that were less than the annual $12.5 million limitation.

(6)	The Credit Facility contains limitations on indebtedness, liens, investments, mergers and other acquisitions, asset dispositions, transactions with affiliates, and dividends and other distributions.

(7)	The Credit Facility contains customary events of default.

(8)	The Company is required to pay certain fees in connection with the Credit Facility, including (1) letter of credit fees, (2) agency fees and (3) an unused commitment fee of 0.375% which is payable if the average Credit Facility balance is 50% or more of the aggregate revolving commitments in effect on the first day of such month, subject to adjustment upward to 0.500% if the average outstanding Credit Facility balance for any month is less than 50% of the aggregate revolving commitments in effect on the first day of such month.

(9)	The Credit Facility contains other customary affirmative and negative covenants: including but not limited to those listed above.

As of June 30, 2004 we were in compliance with our financial covenants and expect to continue to be in compliance with the financial covenants under the Credit Facility, as amended. However, there can be no assurance that we will continue to be in compliance.

The interest rate margin for the ABR and the Euro-Dollar loans at June 30, 2004 is 1.5% and 3%, respectively. The weighted average interest rate under the Company’s Credit Facility was 4.80% and 4.14% as of June 30, 2004 and 2003, respectively.

Capital & Operating Leases and Other Long-Term Obligations.

We maintain capital leases mainly for computer equipment. We have two contracts that extend beyond five years, the lease for our Memphis warehouse, which extends to 2010 and a steam purchase contract, which extends to 2012 and contains an option to cancel with 3 years notice. We also maintain contracts for Information Systems and for sponsorship of a NASCAR racing team, which is cancelable upon certain conditions, including death and injury to the driver.

In recognition of and support of certain legal and legislative initiatives, the shooting sports industry established the Hunting and Shooting Sports Heritage Fund of which the Company is a member. The Company has historically made annual contributions to the Heritage Fund ranging from 0.5% to 1% of the Company’s net sales. The Company did not make contributions to the Heritage Fund related to the period from January 1, 2003 through March 31, 2004. The Company began accruing for contributions at 0.5% of net sales relating to certain domestically sold ammunition products beginning in the second quarter of 2004.

Cash Flows and Working Capital

Net cash used in operating activities was $50.2 million and $51.2 million for the six-month periods ended June 30, 2004 and 2003, respectively. The $1.0 million decrease in cash used in operating activities for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 resulted primarily from a decrease in inventories and an increase in other accrued and long-term liabilities, offset by an increase in accounts receivable. Also affecting net cash used in operating activities were the affects of the sale of the fishing line business. Specifically, the reasons associated with these changes are summarized as follows:

•	Inventories increased by $22.9 million over the six months ended June 30, 2004 compared to an increase of $28.3 million over the six months ended June 30, 2003. This decline in inventories over prior year was primarily related to higher sales in the first half of 2004 compared to the first half of 2003, offset by higher production levels.

•	Other accrued and long-term liabilities increased by $2.6 million in the first half of 2004 compared to a decrease of $8.7 million in the first half of 2003, primarily as a result of higher accruals for marketing expenses and pension liabilities for the six month period ended June 30, 2004, combined with the payment of the incentive compensation and transaction fee accruals during the six month period ended June 30, 2003.

•	Accounts receivable increased during the first half of 2004 by $30.1 million, which is larger than the increase of $21.9 million during the last half of 2003, primarily attributable to the timing of sales during the first half of 2004 compared to the first half of 2003, particularly with respect to shotshell ammunition sales, slightly offset by a higher overall accounts receivable balance at December 31, 2003 due to higher sales associated with our spring firearms program in the fourth quarter of 2003 compared to the same period in 2002.

•	The sale of the fishing line business on February 9, 2004 resulted in an increase in net income due to a gain (net of taxes) on the sale of $13.5 million. This adjustment, in combination with other adjustments for accruals and taxes associated with the sale are included in other accrued and long-term liabilities and income taxes payable. The amount of the cash proceeds from the sale was included in investing activities as indicated below.

Net cash provided by investing activities in the first six months of 2004 was $41.5 million and net cash used in investing activities in the first six months of 2003 was $2.8 million. Net cash proceeds of $42.8 million received from the sale of our fishing line business in the first half of 2004, combined with $0.5 million of cash proceeds on sale of property, plant and equipment resulted in the increase, slightly offset by $1.8 million in capital expenditures. The $1.8 million and $2.7 million of expenditures for investing activities in the first six months of 2004 and 2003, respectively, consisted of capital expenditures primarily used for new equipment related to the manufacture of firearms and ammunition, as well as maintenance of existing facilities.

Net cash provided by financing activities was $8.9 million and $54.5 million during the six-month periods ended June 30, 2004 and 2003, respectively. The $45.6 million decrease in cash provided by financing activities from the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily resulted from approximately $47.0 million of lower borrowings under the Credit Facility.

Dividend Policy

The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors of the respective company, subject to the restrictions set forth in the Credit Facility and the indenture for the Notes, which currently restrict the payment of cash dividends to shareholders. We expect to make future dividend payments to Holding based on available cash flows as and to the extent permitted by the Credit Facility and the indenture for the Notes. On April 28, 2004, the Board of Directors of the Company declared a dividend of approximately $2.1 million that was paid to RACI Holding, Inc. on June 30, 2004.

Capital Expenditures

Capital expenditures for the six months ended June 30, 2004 were $1.8 million, consisting primarily of capital expenditures for new equipment related to the manufacture of firearms and maintenance of existing facilities. We expect capital expenditures for 2004 to be in a range of $8.1 million to $12.5 million. Our Credit Facility allows for capital expenditures up to $18.1 million in 2004 including unused capacity carried over from 2003.

Results of Operations for the Three and Six Month Periods Ended June 30, 2004 as Compared to the Three and Six Month Periods Ended June 30, 2003

Net Sales. The following tables compare net sales by reporting segment for each of the periods indicated:

	Three Months Ended June 30, Dollars in Millions
	2004	Percent Of Total	2003	Percent of Total	$ Increase/ (Decrease)	% Increase/ (Decrease)
Net Sales
Firearms	$46.0	53%	$46.2	58%	$(0.2)	0.0%
Ammunition	35.3	40	29.0	36	6.3	21.7
All Other	5.9	7	4.9	6	1.0	20.4

Consolidated	$87.2	100%	$80.1	100%	$7.1	8.9%

	Six Months Ended June 30, Dollars in Millions
	2004	Percent Of Total	2003	Percent of Total	$ Increase/ (Decrease)	% Increase/ (Decrease)
Net Sales
Firearms	$91.2	53%	$91.2	57%	$0.0	0.0%
Ammunition	68.8	40	59.6	37	9.2	15.4
All Other	11.1	7	10.3	6	0.8	7.8

Consolidated	$171.1	100%	$161.1	100%	$10.0	6.2%

Management believes the increases of $7.1 million for the quarter ended and $10.0 million for the six-months ended June 30, 2004 were primarily attributable to:

•	improved weather conditions and consumer spending;

•	the improving trend in the U.S. economy continued from the fourth quarter 2003; and

•	modest improvements in some customers’ buying patterns in the retail environment.

Firearms

Management believes the decrease in net sales of $0.2 million for the quarter ended June 30, 2004 over the prior-year period is due primarily to:

•	lower sales volumes of higher margin rifles, partially offset by

•	higher sales volumes of shotguns and to a lesser extent lower margin rifles, and

•	the first shipments of Spartan Gunworks products in June.

Management believes that net sales were unchanged for the six-months ended June 30, 2004 over the prior-year period resulted from:

•	lower sales volumes of higher margin rifles, offset by

•	higher sales volumes of shotguns, and

•	the first shipments of Spartan Gunworks in June.

Ammunition

Management believes the increase in net sales of $6.3 million for the quarter ended June 30, 2004 over the prior-year period is due primarily to higher sales volumes of shotshell and pistol & revolver ammunition products, in that order.

Management believes the increase in net sales of $9.2 million for the six-months ended June 30, 2004 over the prior-year period is due primarily to higher sales volumes of shotshell, pistol & revolver, and centerfire rifle ammunition products, in that order.

All Other (including Accessories, Clay Targets, and Powder Metal Products)

Management believes the increase in net sales of $1.0 million for the quarter ended June 30, 2004 over the prior-year period, predominately in the Accessories line of business, of $0.9 million, is due primarily to:

•	higher sales volumes of knives and gun safes, and

•	to a lesser extent higher sales volumes of shooting glasses and gun parts.

Management believes the increase in net sales of $0.8 million for the six-months ended June 30, 2004 over the prior-year period, predominantly in the Accessories line of business, of $0.8 million, is due primarily to:

•	higher sales volumes of knives, and to a lesser extent cleaning products, shooting glasses, and gun parts, partially offset by

•	lower sales volumes of gun safes and black powder products.

Cost of Goods Sold. The table below depicts the cost of goods sold by reporting segment and the percentage of net sales represented by such cost of goods sold:

	Three Months Ended June 30, Dollars in Millions
	2004	Percent of Net Sales	2003	Percent of Net Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Cost of Goods Sold
Firearms	$34.6	75.2%	$32.4	70.1%	$2.2	6.8%
Ammunition	31.6	89.5	25.1	86.6	6.5	25.9
All Other	4.5	76.3	3.6	73.5	0.9	25.0

Consolidated	$70.7	81.0%	$61.1	76.3%	$9.6	15.7%

	Six Months Ended June 30, Dollars in Millions
	2004	Percent of Net Sales	2003	Percent of Net Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Cost of Goods Sold
Firearms	$68.3	74.9%	$65.2	71.5%	$3.1	4.8%
Ammunition	58.5	85.0	47.8	80.2	10.7	22.4
All Other	8.3	74.8	7.7	74.8	0.6	7.8

Consolidated	$135.1	79.0%	$120.7	75.0%	$14.4	11.9%

Management believes the increases of $9.6 million for the quarter ended and $14.4 million for the six-months ended June 30, 2004 over the respective prior-year periods were primarily attributable to:

•	higher sales volumes of lower margin products;

•	lower sales volumes of higher margin products;

•	higher pension and postretirement costs; and

•	higher commodity costs, offset by

•	overall lower unfavorable variances.

Firearms

Management believes the increase of $2.2 million for the quarter ended June 30, 2004 over the prior-year period is due primarily to:

•	lower sales volumes of higher margin rifles,

•	higher sales of lower margin shotguns,

•	higher pension and post retirement employee benefits expenses of $0.7 million, and

•	higher manufacturing variances of $0.3 million as compared to the prior year period.

Management believes the increase of $3.1 million for the six-months ended June 30, 2004 over the prior-year period is due primarily to:

•	lower sales volumes of higher margin rifles,

•	higher sales of lower margin shotguns, and

•	higher pension and post retirement employee benefits expenses of $1.3 million, partially offset by

•	lower manufacturing variances of $1.8 million as compared to the prior year period resulting from lower production levels in the fourth quarter of 2003.

Ammunition

Management believes the increase of $6.5 million for the quarter ended June 30, 2004 over the prior-year period is due primarily to:

•	higher sales volumes of lower margin ammunition, mainly shotshell and pistol & revolver,

•	higher pension and post retirement employee benefits expenses of $0.6 million, partially offset by

•	lower levels of unfavorable manufacturing variances recognized, in combination with lower production levels at the end of 2003, and

•	realized gains of $0.9 million from settlement of our copper and lead option contracts in the second quarter of 2004.

Management believes the increase of $10.7 million for the six-months ended June 30, 2004 over the prior-year period is due primarily to:

•	higher sales volumes of lower margin ammunition, mainly shotshell and pistol & revolver,

•	higher pension and post retirement employee benefits expenses of $1.3 million,

•	higher levels of unfavorable manufacturing variances recognized of approximately $0.9 millionresulting from lower production levels at the end of 2003, partially offset by

•	realized gains of $1.2 million from settlement of our copper and lead option contracts.

All Other (including Accessories, Clay Targets, and Powder Metal Products)

Management believes the increase of $0.9 million for the quarter ended June 30, 2004 over the prior-year period is due primarily to:

•	higher sales volumes of lower margin products, primarily knives and gun safes, combined with

•	higher sales volumes of shooting glasses.

Management believes the increase of $0.6 million for the six-months ended June 30, 2004 over the prior-year period is due primarily to:

•	higher sales volumes of lower margin products, primarily knives, combined with

•	higher sales volumes of shooting glasses, and cleaning products, partially offset by

•	lower overall sales volumes of gun safes and black powder accessories products.

Operating Expenses. Operating expenses consist of selling, general and administrative expense, research and development expense and other income and expense.

	For the three months ended,
	June 30, 2004	June 30, 2003	$ Increase/ (Decrease)	% Increase/ (Decrease)
Operating Expenses
SG&A	$16.5	$14.3	$2.2	15.4%
R&D	1.5	1.7	(0.2)	(11.8)
Other	(0.4)	(0.2)	(0.2)	(100.0)

Consolidated	$17.6	$15.8	$(1.8)	(11.4)%

The increase in selling, general, and administrative expense between the two quarterly periods was primarily attributable to the reversal of an incentive compensation accrual made in 2003, distribution costs associated with higher sales volumes and other administrative costs associated with the previously mentioned growth initiatives and the implementation of the Sarbanes-Oxley Act of 2002.

	For the six months ended,
	June 30, 2004	June 30, 2003	$ Increase/ (Decrease)	% Increase/ (Decrease)
Operating Expenses
SG&A	$32.8	$30.9	$1.9	6.1%
R&D	3.0	3.2	(0.2)	(6.3)
Other	(0.8)	6.0	(6.8)	(113.3)

Consolidated	$35.0	$40.1	$(5.1)	(12.7)%

The increase in selling, general, and administrative expense between the two year-to-date periods was primarily attributable to higher product liability expense, distribution costs associated with higher sales volumes, and other administrative costs associated with the previously mentioned growth initiatives and the implementation of the Sarbanes-Oxley Act of 2002.

The decrease in other expense was primarily due to other unusual charges incurred in connection with the first quarter 2003 recapitalization transactions, which includes $4.5 million related to the acceleration and subsequent cancellation of options to purchase common stock of Holding, $0.7 million of additional interest expense representing a call premium for early redemption of the Refinanced Notes, and $1.5 million expensed for the unamortized debt issuance costs related to our prior revolving credit facility.

Interest Expense. Interest expense for the quarter and year-to-date period ended June 30, 2004 was $6.2 million and $12.3 million, respectively, an increase of $0.2 million and $1.5 million from the same periods of 2003. Interest expense excludes $0.0 and $0.5 million for the quarterly periods, and $0.1 and $1.0 million, for the year-to-date periods ended June 30, 2004 and 2003, respectively, which was reclassified to discontinued operations.

The increase in interest expense from the same period in 2003 resulted primarily from higher expense of $0.7 million associated with higher overall borrowings and higher expense of $0.1 million associated with higher interest rates of on the Notes as compared to the Refinanced Notes. In addition, interest expense in connection with the Credit Facility was lower than for the same periods in 2003, primarily due to lower overall borrowings on the Credit Facility of $0.4 million and $0.5 million for the quarter and year to date periods, respectively, due to the sale of the fishing line business, offset by $0.1 million associated with higher interest rates for the quarter and year to date periods.

Taxes. Our effective tax rate relating to continuing operations was (41.7%) for the second quarter of 2004 and was (40.0%) for the year to date period ended June 2004. The change from (38.5%) for the same periods in 2003 is primarily attributable to the effect of permanent differences and changes in state income taxes. We have utilized a 42% effective tax rate in calculating the net gain on the sale of the fishing line business. This rate differs from the continuing operations rate primarily due to permanent differences related to goodwill associated with the fishline business.

Discontinued Operations. On February 6, 2004, we entered into the Stren Asset Purchase Agreement pursuant to which we sold to the Purchasers certain specific assets relating to our fishing line business, effective as of February 9, 2004. The fishing line business had been a part of the All Other reporting segment.

The purchase price paid to us, based on the fair market value of the assets sold, was $44.0 million in cash, $1.0 million of which had been placed into escrow as security for certain post-closing obligations to procure certain materials for the Purchasers. The $1.0 million escrow amount was received on May 12, 2004. The assets sold had a net book value of approximately $17.9 million and we retained net working capital of approximately $1.7 million. The gain recorded during the first half of 2004 on the sale of discontinued operations was approximately $13.5 million, net of income taxes. The gain of approximately $13.5 million reflects the release of the $1.0 million escrow amount and adjustments to the estimates of costs associated with the sale based on remaining obligations with respect to the sale as of June 30, 2004.

Amounts related to the fishing line operations for the periods ended June 30, 2004 and 2003 have been reclassified in the accompanying statement of operations as discontinued operations. The following represents a summary of key components of income from discontinued operations:

	For the quarter ended,		For the six months ended,
Discontinued Operations:	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net Sales	$0.0	$4.6	$3.3	$9.4
Pre-tax operating results	0.3	1.3	0.2	2.7
Interest expense allocation	0.0	0.5	0.1	1.0
Income from operations, after tax	0.3	0.5	0.1	1.1

Recent Accounting Pronouncments

In May 2004, the FASB issued Financial Staff Position (FSP) SFAS No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”), which is effective as of the first interim period beginning after June 15, 2004. On December 8, 2003, President Bush signed into law the Act, which introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to that provided under the Act. FSP SFAS No. 106-2 supersedes FSP FAS 106-1, and clarifies accounting guidance for the Act’s subsidy provisions given to health care plan sponsors who provide specified levels of postretirement healthcare benefits. Management has assessed the impact of the Act on Remington’s consolidated financial condition and consolidated results of operations and does not believe it will have any material impact.

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

State and local laws and regulations vary significantly in the level of additional restriction, beyond those established under federal law, placed on the manufacture, ownership and transfer of firearms. Some states have recently enacted, and others are considering, legislation restricting or prohibiting the ownership, use or sale of certain categories of firearms and/or ammunition. Certain states have enacted, or considered, legislation regarding the sale of locking devices together with firearms; although most are limited to handguns, some would apply to Remington shotguns and rifles. Although many states have mandatory waiting period laws in effect for handguns, there are currently few restrictive state regulations applicable to handgun ammunition. The Company’s current firearm and ammunition products generally are not subject to such existing state restrictions, and generally would not be subject to any known proposed state legislation relating to regulation of “assault weapons.” Bills have been introduced in Congress to establish, and to consider the feasibility of establishing, a nationwide database recording so-called “ballistic images” of ammunition fired from new guns. To date, only two states have established such registries, and neither state’s laws calls for “imaging” of data from long guns.

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

Information Concerning Forward-Looking Statements

Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation: (i) the statement in “Executive Overview” concerning our belief that the demand for sporting products in the firearms, ammunition and related markets depends on a number of factors including the general state of the economy; (ii) the statements in “Business Outlook” concerning our beliefs regarding the general state of the economy and the industry in which we operate, as well as our outlook for the remainder of 2004; (iii) the statements in “-Liquidity and Capital Resources - Liquidity” concerning our belief that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the Revolving Credit Facility; (iv) the statement in “Liquidity and Capital Resources - Capital Expenditures” that we expect capital expenditures for 2004 to be in a range of $8.1 million to $12.5 million; (v) the statements in “Liquidity and Capital Resources – Credit Facility” concerning our beliefs regarding compliance with the financial covenants under the Credit Facility; (vi) the statements in “Quantitative and Qualitative Disclosures About Market Risk” concerning our belief that a near-term change in commodity prices could have a material impact on our consolidated financial position, results of operations, future earnings, fair value or cash flows and we believe that we do not have a material exposure to fluctuations in foreign currencies; (vii) the statements in “Legal Proceedings” concerning our belief that the outcome of all pending product liability cases and claims will not be likely to have a material adverse effect upon our financial condition or results of operations; and (viii) other statements as to management’s or the Company’s expectations and beliefs presented in “Legal Proceedings.”

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

It em 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the normal course of our business operations due to our purchases of certain commodities and our ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies and procedures governing our management of market risks and the uses of financial instruments to manage exposure to such risks.

Certain of our financial instruments are subject to interest rate risk. As of June 30, 2004, we had long-term borrowings of $239.5 million ($269.7 million at June 30, 2003) of which $37.5 million ($67.2 million at June 30, 2003) was issued at variable rates. Assuming no changes in the $53.4 million of average variable-rate debt levels from year-end 2003, we estimate that a hypothetical change of 100 basis points in the LIBOR and ABR interest rates from year-end 2003 would impact interest expense by $0.5 million on an annualized pretax basis. We were not a party to any interest rate cap or other protection arrangements with respect to our variable rate indebtedness as of June 30, 2004.

We use commodity options contracts to hedge against the risk of increased prices for lead and copper to be used in the manufacture of our products. At June 30, 2004, the fair value of the Company’s outstanding derivative contracts relating to firm commitments and anticipated purchases (aggregate notional amount 33.4 million pounds of copper and lead) up to fifteen months from such date was $4.1 million as determined with the assistance of a third party. Assuming a hypothetical 10% increase in lead and copper commodity prices which are currently hedged, we would experience an approximate $4.0 million ($1.0 million at June 30, 2003) increase in our cost of related inventory purchased, which would be partially offset by an approximate $1.1 million ($0.4 million at June 30, 2003) increase in the value of related hedging instruments. With the volatility of pricing the Company has experienced, we believe that significant changes in commodity pricing could have a future material impact on our consolidated financial position, results of operations, or cash flows of the Company.

We also purchase steel supplies for use in the manufacture of certain firearms, ammunition, and accessory products. The price of steel has recently risen due to the increasing demand from China compounded by a weak US dollar and iron ore shortages. Assuming a hypothetical 10% increase in steel prices, we would experience an approximate $0.4 million (an approximate $0.3 million at June 30, 2003) increase in our cost of related inventory purchased.

Additionally, we believe that we do not have a material exposure to fluctuations in foreign currencies.

We do not hold or issue financial instruments for speculative purposes.

It em 4. Controls and Procedures

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

As of and for the period ended June 30, 2004 (the “Evaluation Date”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared.

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

As a result of contractual arrangements, we manage the joint defense of product liability litigation involving Remington brand firearms and our ammunition products for both Remington and the sellers. As of June 30, 2004, approximately 15 individual bodily injury cases and claims were pending, primarily alleging defective product design, defective manufacture and/or failure to provide adequate warnings; some of these cases seek punitive as well as compensatory damages. We have previously disposed of a number of other cases involving post-Acquisition occurrences by settlement. Of the individual cases and claims pending as of June 30, 2004, approximately three involve matters for which the sellers retained liability and are required to indemnify us. The remaining approximately 12 pending cases involve post-Acquisition occurrences for which we bear responsibility under the Purchase Agreement; the sellers have some responsibility for the costs of one of these cases involving certain shotguns.

The relief sought in individual cases includes compensatory and, sometimes, punitive damages. Not all complaints or demand letters expressly state the amount of damages sought. As a general matter, when specific amounts are provided, compensatory damages sought range from less than $75,000 to more than $20 million, while demands or punitive damages may range to as much as tens of millions of dollars. Of the 12 individual post-Acquisition claims pending as of June 30, 2004, where specific initial demands have been made, claimants purport to seek approximately $25 million in compensatory and an unspecified amount in punitive damages. In the Company’s experience, initial demands do not generally bear a reasonable relationship to the facts and circumstances of a particular matter, and in any event, typically are reduced significantly as a case proceeds. The Company believes that its accruals for product liability cases and claims are a superior quantitative measure of the cost to it of product liability cases and claims.

At June 30, 2004, our accrual for product liability cases and claims was approximately $9.1 million. The amount of our accrual for product liability cases and claims is based upon estimates developed as follows. We establish reserves for anticipated defense and disposition costs to us of those pending cases and claims for which we are financially responsible. Based on those estimates and an actuarial analysis of actual defense and disposition costs incurred by us with respect to product liability cases and claims in recent years, we determine the estimated defense and disposition costs for unasserted product liability cases and claims. We combine the estimated defense and disposition costs for both pending and unasserted cases and claims to determine the amount of our accrual for product liability cases and claims. We believe that our accruals for losses relating to such cases and claims are adequate. Our accruals for losses relating to product liability cases and claims include accruals for all probable losses the amount of which can be reasonably estimated. Based on the relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, our accruals for the uninsured costs of such cases and claims and the sellers’ agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as well as the type of firearms products that we make), we do not believe with respect to product liability cases and claims that any reasonably possible loss exceeding amounts already recognized through our accruals has been incurred.

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

Municipal Litigation

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

In City of St. Louis, a First Amended Complaint naming Remington and other entities, and seeking unspecified amounts of compensatory and punitive damages from all defendants, was filed on August 15, 2000, in Circuit Court of the City of St. Louis. The case was removed on November 29, 2000, to the U.S. District Court for the Eastern District of Missouri by a third-party defendant and on September 25, 2001, the federal court remanded the case to state court. On March 1, 2002, the St. Louis City court granted the defendants’ motion to transfer venue to the Circuit Court for St. Louis County, and defendants’ motion to dismiss in this new venue was argued on February 28, 2003. On October 15, 2003, the court granted defendants’ motions to dismiss. On July 27, 2004, the City’s appeal of the ruling was rejected by the Missouri Court Appeals, Eastern District, which held that the lawsuit was barred by a state statute expressly forbidding such actions, enacted on October 12, 2003.

To date, 12 municipal lawsuits (including City of Boston) have been dismissed and are no longer subject to appeal. Three more dismissals, including that involving numerous local California governments, are on appeal, and two more have been dismissed, with no appeals pending. The remaining lawsuits are in various stages of motion practice and discovery. As has Missouri, a majority of states have enacted some limitation on the ability of local governments to file such lawsuits against firearms manufacturers. In addition, similar legislation limiting such lawsuits on a federal level was proposed in both houses of Congress. In April 2003, the House of Representatives approved legislation that would limit lawsuits against firearms manufacturers based on the criminal or unlawful acts of third parties. However, in March 2004, similar legislation was defeated in the Senate.

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

In recognition of and support of certain legal and legislative initiatives, the shooting sports industry established the Hunting and Shooting Sports Heritage Fund of which the Company is a member. The Company has historically made contributions to the Heritage Fund ranging from 0.5% to 1% of the Company’s net sales (after certain adjustments). The Company did not make contributions to the Heritage Fund related to the period from January 1, 2003 through March 31, 2004. The Company began accruing for contributions of 0.5% of net sales relating to certain domestically sold ammunition products (after certain adjustments) beginning in the second quarter of 2004.

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

In addition, the sellers agreed in 1996 to indemnify us against a portion of certain product liability costs involving various shotguns manufactured prior to 1995 and arising from occurrences on or prior to November 30, 1999. These indemnification obligations of the sellers relating to product liability and environmental matters (subject to a limited exception) are not subject to any survival period limitation, deductible or other dollar threshold or cap. We and the sellers are also party to separate agreements setting forth agreed procedures for the management and disposition of environmental and product liability claims and proceedings relating to the operation or ownership of the business prior to the Acquisition, and are currently engaged in the joint defense of certain product liability claims and proceedings. See “—Legal Proceedings.”

Item 2. Changes in Securities and Use of Proceeds

There are no matters to report subject to this Item for the period ended June 30, 2004.

Item 3. Defaults Upon Senior Securities

There are no matters to report subject to this Item for the period ended June 30, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

There are no matters to report subject to this Item for the period ended June 30, 2004.

Item 5. Other Information

There are no matters to report subject to this Item for the period ended June 30, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

The following exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. In addition, Exhibit No. 32.1 and Exhibit No. 32.2 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

During the quarter ended June 30, 2004, the Company did not file a Current Report on Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMINGTON ARMS COMPANY, INC.

/s/ Mark A. Little
Mark A. Little

Executive Vice President, Chief Financial
Officer and Chief Administrative Officer
(Principal Financial Officer)

August 10, 2004