Form 10-K
period 2004-12-31
REMINGTON ARMS CO INC/
filed 2005-03-24
CIK 916504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Not applicable]

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes ☐ No ☒

As of March 23, 2004, the registrant had outstanding 1,000 shares of Class A Common Stock, par value $.01 per share and 0 shares of Class B Common Stock, par value $.01 per share.

This Form 10-K has 108 pages.

PART I

Item 1. BUSINESS

References in this report to “we,” “us,” “our,” and words of similar import mean the collective reference to Remington Arms Company, Inc. and its subsidiaries, unless the context otherwise requires. References in this report to “Remington” are to Remington Arms Company, Inc., and references to “Holding” are to Remington’s parent RACI Holding, Inc.

Company Overview

        Founded in 1816, we design, manufacture and market a comprehensive line of primarily sporting goods products for the global hunting and shooting sports marketplace under the Remington® brand name. Our 188-year history gives us a long-established reputation in the marketplace for our products. We believe that Remington is a powerful brand in the broader U.S. sporting goods and outdoor recreation markets and that our products are recognized by sportsmen worldwide for their superior value, performance and durability.

        Our product lines consist primarily of firearms (shotguns and rifles) and ammunition, as well as hunting and gun care accessories, clay targets, surveillance technology products for the law enforcement and security communities, and powdered metal products. In 2003, we held a leadership position in each of our major markets, with the #1 U.S. market share position in shotguns, rifles and ammunition, according to the National Sporting Goods Association “NSGA”, and the Sports Marketing Research Group, (“SMRG”). In 2003, we estimate that 94% of our domestic net sales came from product categories where we held the #1 U.S. market share position. We are the only major U.S. manufacturer of both firearms and ammunition.

        For the year ended December 31, 2004, we had consolidated net sales of $393.0 million and a net loss of $4.0 million, including a $15.2 million tax expense associated with establishing a valuation allowance against certain deferred tax assets offset in part by a $13.6 million gain on our sale of our fishing line business. See Notes 3 and 18 to the audited consolidated financial statements for additional disclosures relating to the sale of the fishing line business and the valuation allowance on the deferred tax assets, respectively.

        The accompanying audited consolidated financial statements of Remington Arms Company, Inc. (“Remington”) include the accounts of its wholly owned subsidiaries, RA Brands, L.L.C. (“RA Brands”) and RA Factors, Inc. (“RA Factors,” and collectively referred to with Remington and RA Brands as the “Company”), as well as reflecting the impact of the Company’s unconsolidated 50% joint venture interest in Remington ELSAG Law Enforcement Systems, LLC (“RELES”). RA Brands primarily exists to own, protect and comply with the legal requirements applicable to our patents, trademarks, and copyrights (as discussed below), and RA Factors primarily exists to factor our accounts receivables. The accounts of the Company’s parent, RACI Holding, Inc. (“Holding”), which owns 100% of the issued and outstanding common stock of Remington, are not presented herein. Significant transactions between the Company and Holding and the related balances are reflected in the consolidated financial statements and related disclosures.

        A revision to the classification of licensing income from selling, general, and administrative expense to other income was made to financial information from prior periods to conform with the current presentation format. The change in classification did not have a material impact on the previously reported financial condition, results of operations or cash flows of the Company (See Note 4 to the accompanying audited consolidated financial statements for licensing income amounts). In addition, as a result of the sale of specified assets of the fishing line business on February 9, 2004, the results of these operations have been included in discontinued operations and results from prior periods have been reclassified accordingly (See Note 3 to the accompanying audited consolidated financial statements).

Recent Business Developments

        In June 2004, we delivered our first sales of the Spartan Gunworks product line, an opening price point line of shotguns.

        On July 19, 2004, we entered into a ten year exclusive distribution rights agreement with a technology products manufacturer for certain security products within the United States, certain of its territories, and Canada, that required the payment of $0.5 million. We expect to sell these security products to the federal agency and law enforcement markets. We incurred a total of approximately $0.8 million (including the above mentioned $0.5 million) of expenses associated with the initial launching of these products during 2004 for distribution, selling, marketing, administrative, and transaction costs, and have included the related financial results in the newly formed Technology Products operating segment, which is combined with the All Other reporting segment. There were no sales or gross profit associated with this agreement in 2004.

        On August 4, 2004, we entered into a joint venture agreement with ELSAG, Inc., an unaffiliated third party, to form Remington ELSAG Law Enforcement Systems, LLC (“RELES”).  RELES will sell and service a license plate reading technology that is expected to be sold to state and local law enforcement agencies along with certain federal agencies. The venture gives us a 50% ownership interest.  The agreement calls for each member to provide 50% of required capital investments and receive 50% of distributions, with a maximum contribution amount of $1.5 million by each party.  In addition, we will provide certain administrative support functions, while ELSAG, Inc. will provide product technology support. On October 15, 2004, we made our initial contribution to the venture of approximately $0.3 million. As of February 28, 2005, we have made a total of $0.5 million of cumulative contributions to RELES. There were no sales or gross profit associated with this joint venture in 2004.

Sale of Fishing Line Business

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

        The purchase price paid to us, based on the fair market value of the assets sold, was $44.0 million in cash, $1.0 million of which was placed into escrow as security for certain post-closing obligations to procure certain materials for the Purchasers. As a result of the sale of our fishing line business, we applied the $43.0 million in cash proceeds to pay down the then outstanding balance under Remington’s senior secured revolving credit facility (the “Credit Facility”) on February 9, 2004, and the $1.0 million in cash proceeds released from escrow were used to pay down our then outstanding Credit Facility balance on May 12, 2004. We have made required tax payments resulting from the sale during 2004. Our after tax proceeds from the sale were approximately $29.0 million. Pursuant to the Stren Asset Purchase Agreement, we agreed not to compete with the Purchasers in the fishing line business for a period of five years, and also agreed to provide the Purchasers with certain transitional services and other services and rights relating to the sale of our fishing line business which were completed as of the end of 2004. The indenture for the Company’s $200.0 million aggregate principal amount 10.5% Senior Notes due 2011 (the “Notes”) required us to apply the net cash proceeds of the Stren sale in properties and assets that replace the properties and assets that were the subject of the sale or in properties and assets that will be used in the businesses of the Company or its Subsidiaries, in each case within 365 days after the date of the sale (February 9, 2005). Any uninvested amount was required to be used to permanently repay our senior debt in accordance with the terms of the indenture for the Notes and the Credit Facility agreement. The divestiture of the fishing line business was consistent with Remington’s focus on its core businesses of hunting and shooting sports, as well as the law enforcement and military markets. Management believes that the Stren transaction provides Remington with flexibility to pursue a number of strategic alternatives in these markets.

        On February 8, 2005, in connection with the passage of the one year requirement to invest in productive assets, we entered into a fourth amendment under the Credit Facility primarily to permanently

Reduce our commitments under the Credit Agreement from $125.0 million to $101.0 million and to amend the availability requirements. See Note 12 to the accompanying audited financial statements for additional details regarding the fourth amendment.

Financial Information about Segments and Geographic Areas

        We evaluate our business as three separate reporting segments:

(1)	Firearms, which designs, manufactures and imports, and markets primarily sporting shotguns and rifles;

(2)	Ammunition, which designs, manufactures and markets primarily sporting ammunition and ammunition reloading components; and

(3)	All Other, which includes accessories and other gun-related products, surveillance technology products primarily for the government, law enforcement and military markets, and the manufacture and marketing of clay targets and powdered metal products.

        The following table sets forth our net sales, adjusted for the sale of our fishing line business, for each of our aggregated reporting segments for the periods shown:

	Year Ended December 31,
	2002		2003	2004

Firearms	$194.	0	$181.3	$193.4
Ammunition	163.9		157.1	176.1
All Other	26.0		22.3	23.5
Total	$383.9		$360.7	$393.0

        See Note 22 to the accompanying audited consolidated financial statements of Remington, appearing elsewhere in the report. There are no material assets owned by the Company outside of our country of domicile.

NARRATIVE DESCRIPTION OF BUSINESS BY SEGMENT

Overview

        According to the American Sports Data, Inc. (“ASDI”) Superstudy of Sports Participation for the year 2003, approximately 31 million people in the United States enjoy hunting and shooting sports. We believe that the hunting and shooting sports industry is stable and mature. According to the National Sporting Goods Association (“NSGA”), total U.S. consumer expenditures for the shooting sports industry in 2003 were approximately $1.9 billion, comprised of expenditures on shotguns of approximately $480 million, rifles of approximately $550 million, and ammunition of approximately $820 million.

Firearms

        According to the NSGA, we had the #1 market share position in units in the U.S. retail market for both rifles and shotguns in 2003. Based on unit sales volume, our U.S. market share was approximately 22% and 29% in rifles and shotguns, respectively, with our nearest competitor holding a U.S. market share of approximately 17% and 15% in rifles and shotguns, respectively.

Products

        Our firearms product offerings include a comprehensive line of sporting shotguns and rifles, as well as firearms for the government, military, and law enforcement markets, marketed predominantly under the Remington and Spartan Gunworks™ brand names. Our goal has been to market a broad assortment of general-purpose firearms together with more specialized products that embody Remington’s emphasis on value, performance and design.

        Our most popular shotguns are the Model 870™ pump-action shotgun, and the Model 1100™ and Model 11-87™ auto-loading shotguns. Remington shotguns are offered in versions that are marketed to both novices and experienced gun owners. Specialty shotguns focus on the deer, turkey and other specialized hunting markets, recreational and competitive clay target shooting, and various law enforcement and military applications. We also offer opening price point shotgun models under the Spartan Gunworks brand name, versions of which in 2004 were over/under, side-by-side, and single shot shotguns. Retail list prices for our most popular shotguns range up to $900.

        Our most popular rifles are the Model 700™, Model Seven™, and Model 710™ centerfire rifles and the Model 597™ and Model 504™ rimfire rifles. To appeal to a broad range of gun owners, we manufacture these rifles in a wide variety of chamberings, configurations and finishes. Retail list prices for our most popular rifles range up to $900.

Product Introductions

        We focus our product development efforts on introducing new products that satisfy the need for specialized, high-performance firearms. In 2004, we introduced the Model 504™ bolt action rimfire rifle, the Model 700™ CDL, a classic styled line extension of our famous Model 700™ line and a number of rifle and shotgun niche products to address growing specialty end use markets. Also in 2004, we introduced the Spartan Gunworks product line, our new opening price point line of shotguns, as well as the Model 870 Modular Combat Shotgun (MCS). Our new shotgun offerings include the 11-87 Sportsman, a line extension of our 11-87 family of autoloaders, positioned to compete more effectively in high volume, specialty end use markets. In 2005 to date, we have introduced a high performance Model 700, the XCR (Xtreme Conditions Rifle), which is designed to provide durability and corrosion resistance in harsh environments. Another 700 line extension includes the 700 SPS (Special Purpose Synthetic), which we have positioned with value added features to increase penetration in general markets. Our new shotgun offerings include the 11-87 Sportsman, a line extension of our 11-87 family of autoloaders, positioned to compete more effectively in high volume, specialty end use markets. Also in 2005, our new Spartan Gunworks line has been expanded to include a differentiated offering of products, including rifles and additional shotgun models.

Seasonality

        We produce a broad range of firearms products. Several models of our shotguns are intended for target shooting, and some models are intended for government, military, and law enforcement applications; sales of which occur outside the core fall hunting season (September through December). The majority of our firearms products, however, are manufactured for hunting use. Because our firearms products are generally used during the fall hunting season, many of firearms products are sold pursuant to a “dating plan” which allows the purchasing distributor to buy the products commencing at the beginning of our dating plan year in December, and pay for them on extended terms. Discounts are offered for early payment under this plan. In the first quarter of each dating plan year, we receive orders from our customers, which are designated as firm orders, although we may permit adjustments in outstanding unfilled orders. We also follow industry practice in canceling most firearms orders from our distributors that remain unfilled at the end of each sales year. For further discussion of seasonality and related matters, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Purchasing Patterns; Seasonality”.

Competition

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

Manufacturing

        Our facility in Ilion, New York manufactures shotguns, rifles, powdered metal parts, extra barrels, and gun parts, and also houses a portion of our gunsmith repair services and our custom gun shop. Our facility in Mayfield, Kentucky manufactures rimfire and centerfire rifles. To manufacture our various firearm models, we utilize a combination of parts manufactured from raw materials at the Ilion and Mayfield facilities and components purchased from independent manufacturers. Quality control processes are employed throughout the production process, utilizing specifically tailored testing procedures and analyses. We believe that our firearm manufacturing safety record is among the best in the U.S. metal manufacturing industry.

Supply of Raw Materials

        To manufacture our various products, we utilize numerous raw materials, including steel, wood, and plastics, as well as manufactured parts purchased from independent manufacturers. For a number of our raw materials, we rely on a limited number of suppliers. For example, a major portion of our requirements for shotgun barrel blanks and wood stocks are each currently being met by a limited number of vendors. We also import the Spartan Gunworks product line from a single foreign vendor. Generally, we have had satisfactory, long-term relationships with these suppliers. We have written purchase agreements with the majority of our suppliers. Any disruption in our relationships with any of these vendors or reductions in the production of the material supplied could, in each case, adversely affect our ability to obtain an adequate supply of the material and could impose additional operational costs associated with sourcing raw materials from new suppliers. We believe that we have a good relationship with each of these vendors and do not currently anticipate any material shortages or disruptions in supply from these vendors. Alternative sources exist from which we could obtain such raw materials. Nonetheless, we do not currently have significant supply relationships with any of these alternative sources and cannot estimate with any certainty the length of time that would be required to establish such a supply relationship, or the sufficiency of the quantity or quality of materials that could be so obtained.

        The price and availability of production materials are affected by a wide variety of interrelated economic and other factors, including alternative uses of materials and their components, changes in production capacity, energy prices, commodity prices, and governmental regulations. Specifically, our manufacturing sites experienced cost increases related to steel purchases and energy prices (particularly in utility costs). These increases were directly related to supply shortages due to foreign markets demand for domestic scrap and increases in energy costs. Industry competition and the timing of price increases by suppliers limits to some extent our ability and the ability of other industry participants to pass raw material cost increases on to customers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financial Instruments” and “Quantitative and Qualitative Disclosures about Market Risk.”

Service and Warranty

        We support service and repair facilities for all of our firearms products in order to meet the service needs of our distributors, customers and consumers nationwide. New Remington firearms products purchased in North America, with the exception of our Spartan Gunworks product line which is warranted by its third party vendor, are warranted to the original purchaser to be free from defects in material and workmanship for a period of two years from the registered date of purchase. Warranty expense was $2.8 million, $2.8 million, and $3.2 million in 2004, 2003, and 2002, respectively.

Ammunition

        According to the SMRG, we had the #1 market share position in the U.S. ammunition market in 2003. Based on sales volume, our market share was approximately 33%, with our nearest competitor holding a market share of approximately 27%.

Products

        Our ammunition product offerings include a comprehensive line of sporting ammunition and ammunition reloading components, as well as ammunition for the government, military, and law enforcement markets, which are marketed predominantly under the Remington brand name, as well as the UMC® brand name. In general, Remington branded products compete in both the middle and high performance categories, while the UMC brand competes in the promotionally priced ammunition category.

        We market an extensive line of products that include everything from high volume, promotionally priced, ammunition products to premium, high performance products that meet the needs of the most discriminating hunters and shooters. Those products include, among other things, shotgun shells, centerfire ammunition for use in rifles and handguns, and ..22 caliber rimfire ammunition. We also produce and market sporting ammunition components used by smaller ammunition manufacturers, as well as by individual consumers engaged in the practice of reloading centerfire cases or shotgun shells.

        Our most popular ammunition products include Core-Lokt centerfire rifle ammunition, the brand share leader in the category, Premier STS and Nitro 27 target loads, which management believes are widely viewed as the performance leader in trap, skeet and sporting clays shooting by virtue of their combination of superior first firing performance and reloadability. Recent ammunition product introductions have focused on developing exclusive or proprietary technology with application to performance oriented hunting segments.

Product Introductions

        We focus our product development efforts on introducing new products that satisfy the need for specialized, high-performance ammunition. In 2004, we introduced a new line of Managed Recoil ammunition in both centerfire rifle and shotshell configurations which reduce recoil for deer hunters. We expanded our Premier Accutip offering to include a line of ammunition specific to varmint hunters. Both our Nitro Steel and Sportsman Steel waterfowl loads were upgraded to include new High Velocity specifications providing hunters with higher energy payloads and long range performance improvement. We also expanded our BuckHammer Deer slug line to include both 12 gauge Magnum and 20 gauge offerings. Finally we expanded our retail presence through the introduction of a comprehensive line of Remington branded prepackaged centerfire ammunition components for consumers who reload their own ammunition.

Competition

        Price, service, quality and product innovation are the primary competitive factors in the ammunition industry. In the ammunition market, we compete with the Winchester division of Olin Corporation, and the Federal Cartridge Co. and CCI units of Alliant Techsystems, Inc. Additionally, many imported ammunition brands compete in the domestic market focusing primarily on price to maintain access and drive sales. We believe that we compete effectively with all of our present competitors. However, there can be no assurance that we will continue to do so, and our ability to compete could be adversely affected by our leveraged condition.

Seasonality

        Seasonality in the ammunition segment revolves primarily upon hunting seasons for certain of our hunting and shooting sports products, while other products, like shotshell target loads and pistol and revolver ammunition, do not experience much seasonality. We offer extended payment terms on select ammunition categories primarily as a competitive measure. For further discussion of seasonality and related matters, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Purchasing Patterns; Seasonality”.

Manufacturing

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

Supply of Raw Materials

        To manufacture our various products, we utilize numerous raw materials, including steel, lead, brass, powder and plastics. For a number of our raw materials, we rely on a limited number of suppliers. For example, our brass strip requirements are being serviced primarily by two vendors, our requirements for smokeless powder are primarily met by three suppliers, who are the only sources of smokeless powder in the United States and Canada, and our requirements for lead are being serviced primarily by two vendors. Generally, we have had satisfactory, long-term relationships with our suppliers. We have written purchase agreements with the majority of our suppliers. Any disruption in our relationships with any of these vendors or reductions in the production of the material supplied could, in each case, adversely affect our ability to obtain an adequate supply of the material and could impose additional operational costs associated with sourcing raw materials from new suppliers. We believe that we have a good relationship with each of these vendors and do not currently anticipate any material shortages or disruptions in supply from these vendors. Alternative sources exist from which we could obtain such raw materials. Nonetheless, we do not currently have significant supply relationships with any of these alternative sources and cannot estimate with any certainty the length of time that would be required to establish such a supply relationship, or the sufficiency of the quantity or quality of materials that could be so obtained.

        The price and availability of production materials are affected by a wide variety of interrelated economic and other factors, including alternative uses of materials and their components, changes in production capacity, energy prices, commodity prices, and governmental regulations. Specifically, our manufacturing sites experienced cost increases related to purchases of base metals related to our business and increased energy costs. These increases were directly related to supply shortages due to foreign markets demand for domestic scrap and increases in energy costs. Industry competition and the timing of price increases by suppliers limits to some extent our ability and the ability of other industry participants to pass raw material cost increases on to customers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financial Instruments” and “Quantitative and Qualitative Disclosures about Market Risk“.

All Other Product Lines

    Accessories. We market hunting and shooting accessories (including safety and security products, parts, gun care and cleaning products, clips, food consumables, and folding and collectible knives). We have licensed the Remington mark to certain third parties that manufacture and market sporting and outdoor products that complement our product line. Currently, the Remington mark is licensed for use on, among other things, sporting and outdoor apparel, caps, gun cases, tree stands, wildlife feeders, sporting dog equipment, air guns, game decoys & calls, and various other nostalgia/novelty goods. We strive to ensure that the quality, image and appeal of these licensed products are consistent with the high-quality image of our core products. These licenses generally grant an exclusive right to sell a specific product category, with the standard term being three years, with a three year renewal based on performance. We believe that these licenses increase the market recognition of the Remington trademark and enhance our ability to market core products and that licensing facilitates new cross-marketing promotional opportunities and generates income. Some of our licensing efforts are carried out under terms established in the Trademark Settlement Agreement described below in “—Other Corporate Information—Patents, Trademarks, and Copyrights.”

        Powdered Metal Products. We market commercial powdered metal parts for the automotive, sporting goods, office equipment, and hardware industries. These items are manufactured at our Ilion, New York facility.

        Clay Targets. We produce a complete line of clay targets for use in trap, skeet and sporting clays shooting activities, marketed under the STS™ brand name. Targets are manufactured from a mixture of limestone and petroleum pitch. Our clay targets are manufactured at two facilities located at Ada, Oklahoma and Findlay, Ohio.

        Technology Products. We have entered into an agreement to distribute surveillance security products to the federal agency and law enforcement markets. These items are manufactured by another party, and we are the exclusive distributor for them in the United States, certain of its territories, and Canada.

Unconsolidated Joint Venture

        Remington ELSAG Law Enforcement Systems, LLC (RELES). We are 50% joint venture partners in an entity that sells and services license plate reading technology to state and local law enforcement agencies, as well as certain federal agencies.

OTHER CORPORATE INFORMATION

Backlog Information

        As of February 28, 2005, the backlog of unfilled total orders was approximately $75.8 million compared to $88.7 million as of February 29, 2004.

Customer Concentration

        Approximately 16% of our total 2004 sales consisted of sales made to one customer, Wal-Mart. National accounts generally provide convenient access for hunting and shooting consumers to our products but carry a more limited array of products and are more seasonal in sales. Our sales to Wal-Mart are not governed by written contracts. Although we believe our relationship with Wal-Mart is good, the loss of this customer or a substantial reduction in sales to this customer could adversely affect our financial condition, results of operations or cash flows. No other single customer comprises more than 10% of total sales. No material portion of our business is subject to renegotiation of profits or termination of contracts at the election of a governmental purchaser.

        Foreign sales were approximately 5% for 2004, 6% in 2003, and 5% in 2002 of our total net sales. Our sales personnel and manufacturer’s sales representatives market to foreign distributors generally on a nonexclusive basis and for a one-year term.

Marketing and Distribution

        Our products are distributed throughout the United States and in over 55 other countries. In the United States, Remington products are distributed primarily through a network of wholesalers and retailers who purchase the product directly from us for resale to gun dealers and end users, respectively. The end users include sportsmen, hunters, target shooters, gun collectors, and members of law enforcement and other government organizations.

        Our products are marketed and sold primarily through manufacturer’s sales representatives. In 2004, approximately 70% of our sales consisted of sales made through our five manufacturer’s sales representative groups, who market and sell principally to wholesalers, dealers and regional chains. These sales representatives are prohibited from selling competing goods from other manufacturers and are paid variable commissions based on the type of products that are sold. The customers to which the sales representatives market and sell our products are authorized to carry specified types of Remington products for a non-exclusive one-year term, though not all carry the full range of products. These customers generally carry broader lines of merchandise than do the mass merchants and are less seasonal in sales.

        Our in-house sales force primarily markets our product lines directly to national accounts (consisting primarily of mass merchandisers) and to federal, state and local government agencies.

Patents, Trademarks, and Copyrights

        Our operations are not dependent upon any single trademark other than the Remington word mark and the Remington logo mark. Some of the other trademarks that we use, however, are nonetheless identified with and important to the sale of our products. Generally, registered trademarks have perpetual life, provided that they are renewed on a timely basis and continue to be properly used as trademarks. Our business is not dependent to a material degree on patents, copyrights, or trade secrets. We do not believe that the expiration of any of our patents will have a material adverse effect on our financial condition or our results of operations. We do not believe that any of our licenses to third-party intellectual property are material to our business, taken as a whole.

        In June 2000, we formed RA Brands, L.L.C., a Delaware limited liability company and wholly-owned subsidiary of Remington to which Remington transferred ownership of all of its patents, trademarks and copyrights. RA Brands, L.L.C. owns all of the above-referenced trademarks and licenses them to Remington at an arm’s length royalty rate. We believe that we have adequate policies and procedures in place to protect our intellectual property.

        While we own the Remington marks (and registrations thereof) for use in our firearms and ammunition product lines and certain related products associated with hunting, wildlife and the outdoors, Rayovac Corporation, with its September 2003 purchase of Remington Products Company, L.L.C., and DESA Industries, Inc., which was purchased by HIG DESA Acquisition, L.L.C., all unrelated companies, claim rights to the mark with respect to certain other product areas, particularly personal care products (including electric razors) and lawn and garden products.

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

• We are restricted in our ability to expand our use of the Remington mark beyond what has been detailed in the trademark agreement.

• If certain bankruptcy or insolvency-related events occur with respect to either us or Remington Products, the bankrupt or insolvent party may be contractually required to sell its interest in Remington Licensing corporation to the other party at book value or fair market value, depending on the circumstances. While in some cases this requirement may not be enforceable under the U.S. Bankruptcy Code, if Remington Products came to own all of Remington Licensing Corporation, that could provide Remington Products with greater leverage over our licensing relationship with Remington Licensing Corporation for the non-core products discussed above.

Research and Development

        We maintain an ongoing research and development program, with approximately 40 employees engaged in these efforts at our Elizabethtown, Kentucky facility as of February 28, 2005. New products and improvements to existing products are developed based upon the perceived needs and demands of consumers, as well as successful products introduced to the market by our competitors. Our research and development program involves an in-house team of engineers and technicians working with operations personnel using tools such as computer-assisted design. Research and plant technical staff then collaborate to produce an experimental prototype, ensuring that products and manufacturing processes are concurrently designed. Following a successful prototype, a pilot run is commenced to ensure that plant personnel and equipment can manufacture the product efficiently. We continue to introduce new products employing innovations in design, manufacturing and safety in both firearms and ammunition, as outlined in the Product Introductions sections above.

        Research and development expenditures for our continuing operations for the years ended December 31, 2004, 2003, and 2002 amounted to approximately $6.1 million in each year.

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

        In September 2004, the United States Congress failed to renew a federal law with a ten-year term which generally prohibited the manufacture of certain firearms defined under that statute as “assault weapons” as well as the sale or possession of “assault weapons” except for those that, prior to the law’s enactment, were legally in the owner’s possession. The now-expired law expressly exempted approximately 650 models of firearms that are generally used by hunters and sporting enthusiasts. None of our current firearms products are considered to be “assault weapons” under that federal law or existing state law. Another federal law, enacted in 1993 and extended in 1998, the so-called “Brady Bill”, mandates a national system of instant background checks for all firearms purchases from federally-licensed firearms retail dealers. Legislation has been proposed to further extend this system to sales made by non-retail sellers at gun shows.

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

        State and local laws and regulations may place additional restrictions on gun ownership and transfer, which vary significantly from jurisdiction to jurisdiction. Some states have recently enacted, and others are considering, legislation restricting or prohibiting the ownership, use or sale of certain categories of firearms and/or ammunition. Although numerous jurisdictions presently have mandatory waiting periods for the sale of handguns (and some for the sale of long guns as well), there are currently few restrictive state regulations applicable to handgun ammunition. However, Remington firearms are covered under several recently enacted state regulations requiring guns to be sold with internal or external locking mechanisms. Some states are considering mandating certain design features on safety grounds, most of which would be applicable only to handguns. We believe that hunter safety issues may affect sales of firearms, ammunition and other shooting-related products. In the northeastern United States, for example, some communities permit deer hunters to use only shotguns (which have a shorter average range than rifles) to minimize the possibility of shooting accidents in more densely populated areas.

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

Environmental Matters

        Our operations are subject to a variety of federal, state and local environmental laws and regulations which govern, among other things, the discharge of hazardous materials to the air and water, handling, treatment, storage and disposal of such materials, as well as remediation of contaminated soil and groundwater. We have in place programs that monitor compliance with these requirements and believe our operations are in material compliance with them. In the normal course of our manufacturing operations, we are subject to occasional governmental proceedings and orders pertaining to waste disposal, air emissions and water discharges into the environment. We believe that we are in compliance with applicable environmental regulations in all material respects, and that the outcome of any such proceedings and orders will not have a material adverse effect on our business. Under the terms of the Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which certain assets of E.I. DuPont Nemours & Company (“DuPont”) and its affiliates (collectively, the “Sellers”) were acquired in 1993 (the “Acquisition”) to constitute Remington in its present form, DuPont agreed to retain responsibility for pre-closing environmental liabilities. In connection with the Acquisition, Remington also entered into an agreement with Dupont with respect to cooperation and responsibility for specified environmental matters. See “—Certain Indemnities.”

        There are various pending proceedings associated with environmental liability naming the Company for which the Sellers have accepted liability. Our obligation on these cases is not significant for disclosure purposes.

        During 2003 and 2004, Remington and DuPont completed a remediation project at the Lonoke, Arkansas facility addressing some fourteen Solid Waste Management Units. Upon completion of the final remediation report in January 2005, Remington was awarded a “Ready for Reuse” certificate from the EPA and the Arkansas Department of Environmental Quality.

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

Employees

        As of February 28, 2005, we employed approximately 2,400 full-time employees of whom nearly 2,150 were engaged in manufacturing, approximately 200 in sales and general administration and approximately 50 in research and development. An additional work force of temporary employees is engaged during peak production schedules at certain of our manufacturing facilities.

        The United Mine Workers of America (“UMWA”) represents approximately 900 hourly employees at our plant in Ilion, New York. The collective bargaining agreement with UMWA was renegotiated effective October 2002 with the contract expiring in September 2007. We also have a labor agreement with Local 2021 of the United Automobile, Aircraft and Agricultural Implement Workers of America, U.A.W., which represents less than 10 hourly employees at our plant in Findlay, Ohio, which agreement is terminable by either party on notice. Employees at our Lonoke, Arkansas, Mayfield, Kentucky and Ada

Oklahoma facilities are not represented by unions. There have been no significant interruptions or curtailments of operations due to labor disputes since prior to 1968 and we believe that our relations with our employees are satisfactory.

Available Information

        Our internet address is www.remington.com. We make available, free of charge, on our internet website the latest annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 15(d) of the Exchange Act as soon as reasonably practicable after filing with the Securities and Exchange Commission (“SEC”) via a link on our website to our page in the SEC electronic filing database.

Item 2. PROPERTIES

        Our manufacturing operations are currently conducted at five owned facilities. The following table sets forth selected information regarding each of these facilities:

Plant	Product	Segment	Square Feet (in thousands)
Ilion, New York	Shotguns; centerfire and rimfire rifles	Firearms	1,000
Lonoke, Arkansas	Shotshell; rimfire and centerfire ammunition	Ammunition	750
Mayfield, Kentucky	Rimfire and centerfire rifles	Firearms	44
Findlay, Ohio	Clay targets	All Other	40
Ada, Oklahoma	Clay targets	All Other	21

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

        We also lease a facility from and contract for distribution services with our major third party contractors.

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

        The main types of legal proceedings include:

• Product liability litigation filed by customers

• Product liability litigation filed by municipalities.

• Environmental litigation.

Product Liability Litigation

        Since December 1, 1993, we have maintained insurance coverage for product liability claims subject to certain self-insured retentions on a per-occurrence basis for personal injury or property damage relating to occurrences arising after the Acquisition. We believe that our current product liability insurance coverage for personal injury and property damage is adequate for our needs. Our current product liability insurance policy runs from December 1, 2004 through November 30, 2005 and provides for a self-insured retention of $0.5 million per occurrence up to the first $2.0 million in claims, with a self-insured retention of $0.8 million per occurrence thereafter. The current policy has a batch clause endorsement, which in general provides that if a batch of our products were to be defective, our liability for product liability expenses and damages related to the entire batch would be capped at the amount of self-insured retention for a single occurrence. The policy excludes from coverage any pollution-related liability. Based in part on the nature of our products, and the continued impact on the insurance market of the events of September 11, 2001, there can be no assurance that we will be able to obtain adequate product liability insurance coverage upon the expiration of the current policy. Certain of our current excess insurance coverage expressly excludes actions brought by municipalities as described below.

        As a result of contractual arrangements, we manage the joint defense of product liability litigation involving Remington brand firearms and our ammunition products for both Remington and the Sellers. As of December 31, 2004, 17 individual bodily injury cases and claims were pending, primarily alleging defective product design, defective manufacture and/or failure to provide adequate warnings; some of these cases seek punitive as well as compensatory damages. We have previously disposed of a number of other cases involving post-Acquisition occurrences by settlement. Of the individual cases and claims pending as of December 31, 2004, five involve matters for which the Sellers retained liability and are required to indemnify us. The remaining 12 pending cases involve post-Acquisition occurrences for which we bear responsibility under the Purchase Agreement; the Sellers have some responsibility for the costs of approximately one of these cases involving certain shotguns.

        The relief sought in individual cases includes compensatory and, sometimes, punitive damages. Not all complaints or demand letters expressly state the amount of damages sought. As a general matter, when specific amounts are provided, compensatory damages sought range from less than $75,000 to more than $10 million, while demands for punitive damages may range from less than $500,000, to as much as $100 millin of the 12 individual post-Acquisition claims pending as of December 31, 2004, claimants purport to seek approximately $23.5 million in compensatory and an unspecified amount of punitive damages. In the Company’s experience, initial demands do not generally bear a reasonable relationship to the facts and circumstances of a particular matter, and in any event, are typically reduced significantly as a case proceeds. The Company believes that its accruals for product liability cases and claims, as described below, are a superior quantitative measure of the cost to it of product liability cases and claims.

        At December 31, 2004, our accrual for product liability cases and claims was $13.4 million. The amount of our accrual for product liability cases and claims is based upon estimates developed as follows. We establish reserves for anticipated defense and disposition costs to us of those pending cases and claims for which we are financially responsible. Based on those estimates and an actuarial analysis of actual defense and disposition costs incurred by us with respect to product liability cases and claims in recent years, we determine the estimated defense and disposition costs for unasserted product liability cases and claims. We combine the estimated defense and disposition costs for both pending and unasserted cases and claims to determine the amount of our accrual for product liability cases and claims. It is reasonably possible additional experience could result in further increases or decreases in the period in which such information is made available. We believe that our accruals for losses relating to such cases and claims are adequate. Our accruals for losses relating to product liability cases and claims include accruals for all probable losses the amount of which can be reasonably estimated. Based on the relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, our accruals for the uninsured costs of such cases and claims and the Sellers’ agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as well as the type of firearms products that we make), we do not believe with respect to product liability cases and claims that any reasonably possible loss exceeding amounts already recognized through our accruals has been incurred.

        Because our assumption of financial responsibility for certain product liability cases and claims involving pre-Acquisition occurrences was limited to an amount that has now been fully paid, with the Sellers retaining liability in excess of that amount and indemnifying us in respect of such liabilities, and because of our accruals with respect to such cases and claims, we believe that product liability cases and claims involving occurrences arising prior to the Acquisition are not likely to have a material adverse effect upon our financial condition, results of operations or cash flows. Moreover, although it is difficult to forecast the outcome of litigation, we do not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, our accruals for the uninsured costs of such cases and claims and the Sellers’ agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as well as the type of firearms products that we make), that the outcome of all pending post-Acquisition product liability cases and claims will be likely to have a material adverse effect upon our financial condition, results of operations or cash flows. Nonetheless, in part because the nature and extent of liability based on the manufacture and/or sale of allegedly defective products (particularly as to firearms and ammunition) is uncertain, there can be no assurance that our resources will be adequate to cover pending and future product liability occurrences, cases or claims, in the aggregate, or that a material adverse effect upon our financial condition, results of operations or cash flows will not result therefrom. Because of the nature of our products, we anticipate that we will continue to be involved in product liability litigation in the future. Because of the potential nature of injuries relating to firearms and ammunition, certain public perceptions of our products, and recent efforts to expand liability of manufacturers of firearms and ammunition, product liability cases and claims, and insurance costs associated with such cases and claims, may cause us to incur material costs.

       Municipal Litigation

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

        Two of these cases (City of Boston and City of St. Louis) have been dismissed against all defendants, while the third has been limited to claims against handgun manufacturers (City of New York).

          To date, 15 municipal lawsuits have been dismissed and are no longer subject to appeal. Three more dismissals, including that involving local California governments, are on appeal. The remaining lawsuits are in various stages of motion practice and discovery. A majority of states have enacted some limitation on the ability of local governments to file such lawsuits against firearms manufacturers. In addition, similar legislation limiting such lawsuits on a federal level has been proposed in both houses of Congress. At the federal level, in April 2004, the House of Representatives approved legislation that would limit lawsuits against firearms manufacturers based on the criminal or unlawful acts of third parties. However, similar legislation pending in the Senate was recently defeated. New versions of those bills were introduced in February 2005.

        In 2000 and 2001, Remington received and replied to civil investigative demands and subpoenae duces tecum from the State of Connecticut and the Federal Trade Commission (“FTC”). Remington, which makes only long guns, does not compete with Smith & Wesson, which makes handguns. The materials provided to these authorities were returned to Remington within the past year, and it is the Company’s understanding that the investigations have ended without any action being taken.

        In recognition of and support of certain legal and legislative initiatives, the shooting sports industry established the Hunting and Shooting Sports Heritage Fund of which the Company is a member. Contributions expensed in 2004, 2003, and 2002 were $0.5 million, zero, and $0.8 million, respectively.

Certain Indemnities

        As of the closing of the Acquisition in December 1993 under the Purchase Agreement, we assumed:

• a number of specified liabilities, including certain trade payables and contractual obligations of the Sellers;

• limited financial responsibility for specified product liability claims relating to disclosed occurrences arising prior to the Acquisition;

• limited financial responsibility for environmental claims relating to the operation of the business prior tot he Acquisition; and

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s shareholders during the fourth quarter of 2004.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. There is no established public trading market for either Holding's or Remington's common stock.

    Holders.        As of February 28, 2005, there were 31 holders of the outstanding common stock of Holding. The only holder of Remington’s common stock is Holding.

    Dividends.        Holding did not pay any dividends during 2003 or 2004. In February 2003, Holding repurchased 722,981 of the outstanding shares of common stock of Holding, in an aggregate amount of $163.7 million, with consideration consisting of $130.8 million in cash and $32.9 million aggregated principal amount of senior notes of Holding (the “Holding Notes”). The Clayton & Dubilier Private Equity Fund IV Limited Partnership (“C&D Fund IV”) holds all of the Holding Notes, which as of December 31, 2004 have a carrying value of $35.0 million. In connection with funding the repurchase of Holding’s common stock, Remington paid a $100.0 million dividend to Holding. The dividends paid to Holding were used to repurchase common stock (see description above). Remington also paid dividends to Holding in an aggregate amount of $3.3 million during 2003 to fund interest payments on the Holding Notes. In 2004, Remington paid dividends to Holding in an aggregate amount of $2.2 million to fund interest payments on the Holding Notes.

        As Holding has no separate operations, its ability to pay dividends or interest on the Holding Notes is dependent upon the extent to which it receives dividends or other funds from Remington or additional capital from shareholders. The declaration and payment of future dividends by either Remington or Holding, if any, will be at the sole discretion of the Board of Directors of the respective company, subject to the restrictions set forth in the Credit Agreement, dated as of January 24, 2003, as amended through February 8, 2005, among Remington, Wachovia Bank, N.A., Fleet Capital Corporation, National City Commercial Finance, Inc. and certain other lenders (the “Credit Agreement”), governing the Credit Facility,and the indenture (the “Indenture”) for the Notes, which currently limit the payment of cash dividends to shareholders, as well as restrictions, if any, imposed by other indebtedness outstanding from time to time.

        See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 12 to our consolidated financial statements for the year ended December 31, 2004 appearing elsewhere in this report.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth certain selected financial information derived from our consolidated financial statements as audited by our independent registered public accounting firm, PricewaterhouseCoopers LLP, for each of the years in the five-year period ended December 31, 2004. On February 9, 2004, we completed the sale of our fishing line business, and reclassified the results as discontinued operations for all periods presented. The table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes and other financial information included elsewhere in this report.

2000	2001	2002	2003	2004
(dollars in millions)
Income Statement Data:
Net Sales (1)	$ 371.1	$ 365.7	$ 383.9	$ 360.7	$ 393.0
Sales Growth (Loss) Percentage	(3.2%)	(1.5%)	5.0%	(6.0%)	9.0%
Gross Profit	122.0	99.4	110.8	90.5	90.5
Gross Profit Percentage	32.9%	27.2%	28.9%	25.1%	23.0%
Operating Expenses	77.6	65.9	69.8	75.1	69.8
Operating Profit	44.4	33.5	41.0	15.4	20.7
Interest Expense (2)	11.7	12.6	10.5	23.0	24.6
Income (Loss) from Continuing Operations before Taxes	32.7	20.9	30.5	(7.6)	(3.9)
Income Tax Expense (Benefit) from Continuing Operations (3)	12.6	8.0	12.0	(3.0)	13.7
Income from Discontinued Operations, net of tax (4)	(0.2)	0.8	2.9	1.4	--
Gain on Disposal of Discounted Operations, net of tax (5)	-	-	-	-	-	-	-	-	13.6
Net Income (Loss)	19.9	13.7	20.0	(3.2)	(4.0)
Operating and Other Financial Data:
Depreciation and Amortization (6)	$ 16.4	$ 16.9	$ 10.0	$ 9.5	$ 9.2
Other Non-Cash Charges (7)	1.2	1.1	1.0	3.4	7.1
Nonrecurring and Restructuring Items (8)	0.5	1.3	2.1	0.4	(12.7)
Special Payments (9)	6.9	--	1.8	4.5	--
Gross Capital Expenditures	$ 17.4	$ 4.2	$ 7.5	$ 6.9	$ 9.5
Other Unusual Charges (10)	--	--	--	2.2	--
Adjusted EBITDA related to Discontinued Operations (11)	4.9	5.2	6.7	4.1	0.2
Cash flows provided by (used in):
Operating activities	$ 22.3	$ 50.9	$ 14.1	$ (7.3)	$ (11.8)
Investing activities	(17.4)	(4.2)	(7.5)	(6.9)	35.1
Financing activities	(28.5)	(35.9)	(19.6)	14.2	(23.3)
Balance Sheet Data (end of period):
Working Capital (12)	$ 109.9	$ 91.1	$ 90.8	$ 120.0	$ 116.6
Total Assets	361.9	332.1	334.6	362.3	351.6
Total Debt (13)	157.0	115.3	101.1	230.5	203.5
Credit Facility	64.5	25.0	11.0	28.3	1.8
Shareholders' Equity	90.1	103.6	112.2	12.4	10.6
Consolidated EBITDA (as defined in the Indenture) and Credit Statistics:	2000	2001	2002	2003	2004
Consolidated EBITDA (as defined in the Indenture) (11) (14)	$ 73.0	$ 56.8	$ 61.1	$ 39.5	$ 38.4
Consolidated Interest Expense (as defined in the Indenture) (15)	$ 13.6	$ 13.6	$ 10.4	$ 23.0	$ 22.8
Consolidated Coverage Ratio (as defined in the Indenture) (16)	5.4x	4.2x	5.9x	1.7x	1.7x
Ratio of Earnings to Fixed Charges (17)	3.0x	2.4x	3.7x	(17)	(17)

(1)	Presented net of federal excise taxes. Federal excise taxes were $32.5 million, $32.1 million, $33.5 million, $31.2 million and $33.5 million for the years ended December 31, 2000, 2001, 2002, 2003 and 2004, respectively.

(2)	Interest expense included in discontinued operations is $3.9 million, $2.7 million, $1.8 million, $1.8 million, and $0.1 million, for the years ended December 31, 2000, 2001, 2002, 2003 and 2004, respectively.

(3)	The year ended December 31, 2004, includes $15.2 million in tax expense associated with establishing a valuation allowance against certain deferred tax assets. See Note 18 to the audited consolidated financial statements presented herein.

(4)	On February 9, 2004, we completed the sale of our fishing line business, and reclassified the results as discontinued operations for all periods presented.

(5)	Reflects the Gain on Disposal of assets sold associated with the sale of specified assets of our fishing line business on February 9, 2004. See Note 3 to the audited consolidated financial statements presented herein.

(6)	Excludes amortization of deferred financing costs of $2.0 million, $1.7 million, $1.9 million, $1.8 million and $1.9 million for the years ended 2000, 2001, 2002, 2003 and 2004, respectively, which is included in interest expense.

(7)	Non-cash charges consist of the following: (a) for the year ended December 31, 2000, a $0.7 million accrual for retiree benefits and a $0.5 million loss on disposal of assets; (b) for the year ended December 31, 2001, a $0.7 million accrual for retiree benefits and a $0.4 million loss on disposal of assets; (c) for the year ended December 31, 2002, a $0.8 million accrual for retiree benefits and a $0.2 million loss on disposal of assets; (d) for the year ended December 31, 2003, a $2.9 million retiree benefits and a $0.5 million loss on disposal of assets; (e) for the year ended December 31, 2004, a $6.8 million accrual for retiree benefits and a $0.3 million loss on disposal of assets.

(8)	Nonrecurring and restructuring expenses consist of the following: (a) for the year ended December 31, 2000, nonrecurring professional fees of $0.5 million related to establishment of subsidiaries; (b) for the year ended December 31, 2001, $0.6 million of nonrecurring legal and professional fees and $0.7 million of severance and relocation costs; (c) for the year ended December 31, 2002, $1.4 million of Cumulative Effect of Change in Accounting Principle, net of tax, and $0.3 million of nonrecurring legal fees and $0.4 million associated with marking redeemable deferred shares to market; (d) for the year ended December 31, 2003, $0.2 million of severance costs and $0.2 million loss on disposal of assets; (e) for the year ended December 31, 2004, $13.6 gain on sale of the fishline line business, offset by $0.2 million of severance costs, and $0.7 million in consulting fees associated with the nonrecurring exclusive distribution and joint venture agreements for certain technology products.

(9)	Special payments consist of the following: (a) In April 2000, Holding distributed on behalf of Remington a special payment to holders of all stock options and deferred shares of approximately $63.93 per share, in an aggregate amount of $6.1 million. In October 2000, Holding distributed on behalf of Remington a special payment to holders of all stock options and deferred shares of approximately $8.00 per share, in an aggregate amount of $0.8 million. (b) In August 2002, Holding distributed on behalf of Remington a special payment to holders of all stock options and deferred shares of approximately $19.54 per share, in an aggregate amount of $1.8 million. (c) In February 2003, Holding distributed on behalf of Remington a special payment to holders of all stock options (in connection with the acceleration and resulting cancellation of the options) of approximately $220.31 per share, in an aggregate amount of $4.5 million.

(10)	In January 2003, $0.7 million of additional interest for early redemption of Remington's 9½% Senior Subordinated Notes due 2003 (the “Refinanced Notes”) and $1.5 million for the unamortized debt acquisition costs were expensed related to Remington prior senior secured credit facility (the “Old Facility”).

(11)	“Adjusted EBITDA” as presented herein has the same meaning as defined in Note 22 to the audited consolidated financial statements presented herein. Discontinued Operations relates solely to the sale of our fishing line business on February 9, 2004. Adjusted EBITDA related to Discontinued Operations is appropriately included in “Consolidated EBITDA” as defined in the Indenture for all periods presented.

(12)	Working capital presented herein as total current assets less total current liabilities.

(13)	Consists of short-term and long-term debt, current portion of long-term debt, note payable to Holding and capital lease obligations.

(14)	“Consolidated EBITDA” as presented herein is a financial measure that is used in the Indenture as a component of a coverage ratio that is used to test whether a variety of transactions are permitted. Consolidated EBITDA (as defined in the indenture) differs from the term “EBITDA” as it is commonly used. In addition to adjusting net income to exclude income taxes, interest expense, and depreciation and amortization, Consolidated EBITDA (as defined in the indenture) also adjusts net income by excluding items or expenses not typically excluded in the calculation of “EBITDA”. To calculate Consolidated EBITDA (as defined in the indenture) for the period ended December 31, 2004, we also excluded Other Noncash Charges of $7.1 million and Non-Recurring and Restructuring Items of ($12.7 million). See Note 22 to the audited financial statements presented herein for a reconciliation of this measure to net income.

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

• The re-designation of an unrestricted subsidiary as a restricted subsidiary for the purposes of the Indenture.

(15)	"Consolidated Interest Expense" as defined in the Indenture, consists of the total interest of Remington and its subsidiaries, net of any interest income of Remington and its subsidiaries, and includes interest expense consisting of (a) interest expense attributable to capital leases, (b) amortization of debt discount, (c) interest on debt of other persons guaranteed by Remington or any of its subsidiaries, (d) non-cash interest expense, (e) the interest portion of any deferred payment obligation and (f) commissions, discounts and other fees and charges owed with respect to letters of credit and bankers’ acceptance financing. The definition of “Consolidated Interest Expense” also provides that gross interest is to be determined after giving effect to any net payment made or received by Remington or its subsidiaries with respect to interest rate hedging agreements. Note that Consolidated Interest Expense excludes amortization expense associated with the Company's debt acquisition costs of $2.0 million, $1.7 million, $1.9 million, $1.8 million, and $1.9 million for the years ended 2000, 2001, 2002, 2003, and 2004, respectively, and includes amounts reclassified to discontinued operations of $3.9 million, $2.7 million, $1.8 million, $1.8 million, and $0.1 million for the years ended December 31, 2000, 2001, 2002, 2003 and 2004, respectively.

(16)	“Consolidated Coverage Ratio” as defined in the Indenture is the ratio of Consolidated EBITDA (as defined in the Indenture) for the four most recently ended quarters for which financial statements are available to Consolidated Interest Expense (as defined in the Indenture) for the same period. The Consolidated Coverage Ratio (as defined in the Indenture) is presented for illustrative purposes.

(17)	For purposes of computing this ratio, earnings consists of earnings before income taxes and fixed charges, excluding capitalized interest. Fixed charges consist of interest expense, capitalized interest, amortization of discount on indebtedness and one-third of rental expense (the portion deemed representative of the interest factor). Due to our net loss in 2004 and 2003, this ratio was less than 1:1. Additional earnings of $3.9 and $5.3 million in 2004 and 2003, respectively, would have been required to achieve a ratio of 1:1.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and our consolidated financial statements and related notes and the other financial information appearing elsewhere in this report.

Management's Discussion and Analysis of Financial Condition and Results of Operations is separated into the following sections:

• Executive Overview.
• Recent Developments and Highlights.
• Business Outlook.
• Liquidity and Capital Resources.
• Results of Operations.
• Recent Accounting Pronouncements.
• Critical Accounting Policies and Estimates.
• Regulatory Developments.
• Information about Forward-Looking Statements.

Executive Overview

        The following discussion and analysis discusses the financial condition and results of operations of Remington and its subsidiaries, RA Brands, L.L.C. and RA Factors, Inc. on a consolidated basis, unless otherwise indicated. It also includes discussion and analysis on Remington’s unconsolidated joint venture, Remington ELSAG Law Enforcement Systems, L.L.C., to the extent it is deemed significant.

        We were organized in our present form in connection with the acquisition of our current business from DuPont in 1993. Remington and Holding are Delaware corporations organized at the direction of CD&R for the purposes of making the Acquisition. Holding has no operations and its only significant asset is its investment in Remington. Holding also has $32.9 million aggregate principal amount of senior notes due to CD&R which were created during the recapitalization of Holding in February 2003, which as of year end are outstanding at a value of $35.0 million, inclusive of accrued interest. C&D Fund IV holds all of the Holding Notes. RA Brands, L.L.C. and RA Factors, Inc. are wholly owned subsidiaries of Remington. RA Brands, L.L.C. acts as a holding company for our intellectual property and other intangible assets, and RA Factors, Inc. acts as a factoring subsidiary for our receivables.

         We evaluate our business primarily on Adjusted EBITDA (as defined in Note 22 to our audited consolidated financial statements included in this report, to which we refer you) results from two core segments, firearms and ammunition, with support from our other operating segments, primarily Accessories and Clay Targets. As part of this evaluation, we focus on managing inventory and payables through, among other things, production management and expense control. These segments allow us to focus our strategies and initiatives on growth opportunities primarily focused on the hunting and shooting sports marketplace.

        We are committed to refining our core businesses and positioning ourselves to take advantage of opportunities to strategically grow the company. As we regularly evaluate our overall business, we look for new products in the hunting, shooting, accessories, law enforcement, government, and military areas that compliment our core strategies, which may include direct product sourcing, licensing, acquisition or other business ventures.

        Finally, in order to be well positioned for growth, we recognize the need to protect our competitive position with the introduction of new and innovative, high quality products to support our customers and consumers.

        We commenced certain growth initiatives during 2004. These growth initiatives include the following:

•	In June 2004, we delivered our first sales of the Spartan Gunworks product line, an opening price point line of shotguns.

•	On July 19, 2004, we entered into a ten year exclusive distribution rights agreement with a technology products manufacturer for certain security products within the United States, certain of its territories, and Canada, that required the payment of $0.5 million. We expect to sell these security products to the federal agency and law enforcement markets. We incurred expenses associated with the initial launching of these products during 2004 for distribution, selling, marketing, administrative, and transaction costs, and included the related financial results in the newly formed Technology Products operating segment, which is combined with the All Other reporting segment in 2004. At year-end December 31, 2004, we expensed $0.8 million pursuant to this agreement (including the above mentioned $0.5 million one time payment).

•	On August 4, 2004, we entered into a joint venture agreement with ELSAG, Inc., an unaffiliated third party, to form RELES. RELES will sell and service a license plate reading technology that is expected to be sold to state and local law enforcement agencies along with certain federal agencies. The venture gives us a 50% ownership interest. The agreement calls for each member to provide 50% of required capital investments and receive 50% of distributions, with a maximum contribution amount of $1.5 million by each party. In addition, we will provide certain administrative support functions, while ELSAG, Inc. will provide product technology support. On October 15, 2004, we made our initial contribution to the venture of approximately $0.3 million. On February 1, 2005, we made an additional contribution of approximately $0.2 million.

        In connection with our growth initiatives, including those in our core businesses, we expensed approximately $2.8 million during the year ended December 31, 2004.

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

        Although we believe that regulation of firearms and ammunition, and consumer concerns about such regulation, have not had a material adverse influence on the market for our firearms and ammunition products for the periods presented herein, there can be no assurance that the regulation of firearms and ammunition will not become more restrictive in the future or that any such development would not adversely affect these markets.

        Our revenues are derived primarily from sales of firearms and ammunition products. Firearms and ammunition accounted for approximately 94% of our sales in each of 2004 and 2003, and 93% of our sales in 2002. We are the only domestic manufacturer of both firearms and ammunition. Our other product lines include firearm-related accessories, security products primarily for the law enforcement and federal agency markets, and the manufacture and marketing of clay targets and powdered metal products. Our sales are generally seasonal due to the need to meet customer requirements for hunting/shooting sports products during the core fall hunting season (September through December), although certain segments of our business, including certain models of our shotguns and several types of ammunition intended for target shooting and pistol and revolver, as well as certain governmental, military and law enforcement products, are not seasonal. During 2004 and as discussed during our previous quarterly filings, we have seen our seasonality compress to later in the fall hunting seasons. Sales in the third quarter are generally higher than sales in other quarters and in the current year sales in the fourth quarter, including those on extended terms, were also higher than historical levels. See further discussion in “Seasonality” below.

Recent Developments and Highlights

        On February 9, 2004, we sold specified assets related to our fishing line business, including fixed assets, inventories, and intellectual property for $44.0 million in cash. As a result of the sale, the results of those operations have been included in discontinued operations and prior periods have been reclassified to conform to the current year presentation. Management believes that the Stren transaction provides Remington with significant flexibility to pursue a number of strategic alternatives. Associated with these strategic alternatives include the previously mentioned growth initiatives. See further discussion above in the “Executive Overview” section.

        A number of current trends are potentially significant to the hunting and shooting sports market.

•	We believe that economic conditions have caused customers (dealers, chains and wholesalers) to defer purchases of our products until later in the core fall hunting season (September through December) and to utilize lower inventory levels than during prior periods. This overall trend in demand continues to date, and there can be no assurance that such trends will not continue.

•	We believe that hunting and shooting safety is an important issue that affects sales of firearms, ammunition and other shooting-related products. We have focused on safety education. Such instruction is also provided through an interactive safety training course on our Internet web site, at www.remington.com. We also provide substantial amounts of information regarding our products, their safe use and handling, and general shooting and outdoors information on our website. We also work through industry trade groups and hunter safety organizations to teach both novices and experienced gun owners the safe use, care and handling of firearms. Since early 2000, a majority of the firearms that we have shipped have included a locking mechanism.

•	Environmental issues, such as concern about lead in the environment, may adversely affect the industry. We have developed multiple lines of shotshells that use steel shot instead of the industry standard lead shot and to meet Government mandated requirements for migratory waterfowl hunting.

•	We believe that the number of private hunting facilities is increasing, as is the availability of alternatives to traditional hunting activities, such as sporting clays and other target sports. On the other hand, we believe that the development of rural property in many locations has curtailed or eliminated access by hunters to private and public lands.

•	We believe that trends regarding firearms regulatory proposals, as well as pending municipal litigation (or consumer perceptions of these developments) could adversely affect the firearms and ammunition market. We produce firearms and ammunition that are used by hunters and sporting enthusiasts, and to a lesser extent, by law enforcement agencies. We do not produce “assault weapons” as defined in the federal law enacted in 1994. We do not produce handguns and no Remington brand handguns (as that term is conventionally used) have been produced since before World War II. We do, however, produce handgun ammunition.

        Although we believe that these trends have not had a material adverse effect on our business in the past, there can be no assurance that they will not do so in the future, or that industry sales (or the number of retail outlets available for such sales) of firearms, ammunition and other shooting-related products will not decline.

Business Outlook

General Economy

        The general economic environment is uncertain, as a result of mixed levels of consumer spending, low levels of wage growth, inflationary pressures from higher energy and fuel costs, and an uncertain geopolitical environment; with the resulting negative impact on consumer confidence. We also note that since the beginning of 2004, the Federal Reserve has adopted a monetary policy that includes raising the short term rate of interest. Management notes that a rising interest rate environment could have a potentially adverse impact on consumer spending. Our business is also affected by the general environment of rising commodity prices such as lead, zinc and steel that have been experienced since the beginning of 2004. Specifically, the spot prices for lead and copper, which we primarily hedge through commodity contracts, increased by approximately 34% and 38%, respectively, for the period from December 31, 2003 to December 31, 2004. See “Quantitative and Qualitative Disclosures About Market Risk.” The volatile nature of the current economic and geopolitical environment makes it difficult to forecast whether any of these trends will continue, and we can provide no assurance that these trends will not continue.

Industry

        The consumer products environment appears to be uncertain based upon the previously mentioned mixed consumer spending, low levels of wage growth, inflationary pressures from higher energy costs, and a trend of lower than expected same-store retail sales growth. Further, management notes that the retail and consumer products industries in which we participate (mainly, firearms and ammunition) continue to experience two specific trends – market polarization and condensed seasonality. The market polarization appears to primarily be a function of demand from higher end retailers and consumers being relatively inelastic with respect to weaker economic conditions while lower end retailers and consumers are generally selling and buying, respectively, opening price point products. The condensed seasonality appears to primarily be a function of a pronounced customer effort to aggressively manage inventory turns. Management believes that such conditions have caused customers (dealers, chains and wholesalers) to defer purchases of our products and to utilize lower inventory levels than during prior periods.

Remington

        Our current business environment is uncertain and has been affected by market polarization, condensed seasonality, increased commodity costs, and mixed consumer spending levels. Management does not have any reason to believe that these trends and uncertainties are permanent characteristics of the markets for our products or the general economy, and believes that positive changes in these trends and an improvement in general economic conditions may result in increased demand for the Company’s products or otherwise improve the Company’s results of operations or cash flows. However, management continues to evaluate these trends and uncertainties and cannot assure that they will improve or that any such improvement will increase demand for the Company’s products or otherwise positively impact the Company’s results of operations or cash flows.

        Management’s near-term strategy in light of the environment noted above has been to contain costs, manage inventory levels to meet customer needs and to preserve liquidity, while pursuing growth initiatives in markets we believe show potential future profitable growth. Our efforts to pursue growth initiatives resulted in the three previously mentioned actions: 1) Spartan Gunworks by Remington, 2) the exclusive distribution agreement, and 3) the joint venture agreement. Our growth initiatives also included investments in our Accessories and government, military, and law enforcement divisions. We have also engaged in selective efforts to stimulate demand for our products, through targeted product introductions and promotions in selected product categories. Management believes that we have successfully maintained the strength of our brand and our market-leading positions in our primary product categories, and that we remain poised to take advantage of any significant improvement in the demand environment.

Seasonality

        We produce and market a broad range of firearms and ammunition products. Several models of our shotguns and several types of ammunition are intended for target shooting and pistol and revolver, as well as government, military, and law enforcement applications, sales of which generally occur outside the core fall hunting season (September through December). The majority of our firearms and ammunition products, however, are manufactured for hunting use. As a result, the majority of the sales of our products are seasonal and concentrated toward the fall hunting season. We follow the industry practice of selling firearms pursuant to a “dating” plan allowing the customer to buy the products commencing at the beginning of our dating plan periods and pay for them on extended terms. As a competitive measure, we also offer extended payment terms on select ammunition categories. Cash discounts for firearms and ammunition amounting to $6.8 million, $5.8 million, and $6.7 million were given in 2004, 2003, and 2002, respectively. We believe that these dating plans have partially offset the seasonality of the Company’s business.

        As a result of the seasonal nature of our sales and the extended payment terms under our dating plan billing practices, our working capital financing needs generally have significantly exceeded cash provided by operations during certain parts of the year, until certain of our extended accounts receivable are collected in the third quarter. As a result, our working capital financing needs tend to be greatest during the late winter and early summer months, decreasing during the fall and reaching their lowest points during the early winter. During 2004 and as discussed during our previous quarterly filings, we have seen our seasonality compress to later in the fall hunting seasons. Sales in the third quarter are generally higher than sales in other quarters and in the current year sales in the fourth quarter, including those on extended terms, were also higher than historical levels.

Liquidity and Capital Resources

Overview

        We have historically funded expenditures for operations, administrative expenses, capital expenditures, debt service obligations and dividend payments with internally generated funds from operations, and satisfied working capital needs from time to time with borrowings under our Credit Facility. We believe that we will be able to meet our debt service obligations, fund our operating requirements, and make dividend payments in the future with cash flow from operations and borrowings under our Credit Facility prior to the maturity of the Credit Facility in 2008, although no assurance can be given in this regard. We continue to focus on managing inventory levels to keep them in line with sales projections and management of accounts payable.

Liquidity

         As of December 31, 2004, we had outstanding approximately $203.5 million of indebtedness, consisting of approximately $200.0 million aggregate principal amount of the notes, $1.8 million in borrowings under the Credit Facility, $0.8 million in capital lease obligations and a $0.9 million note payable to Holding. As of December 31, 2004, we also had aggregate letters of credit outstanding of $4.9 million.

        Our Credit Facility, as amended, provides for aggregate borrowings of up to $101.0 million, subject to borrowing base and other limitations, under a revolving credit facility through January 23, 2008. As of December 31, 2004 approximately $44.4 million in additional borrowings were available as determined pursuant to the Credit Facility, as amended through February 9, 2004. At present, the principal sources of liquidity for our business and operating needs continue to be internally generated funds from operations and borrowings under the Credit Facility. We believe that we will be able to meet our debt service obligations and fund our operating requirements with cash flow from operations and borrowings under the Credit Facility, although no assurance can be given in this regard. We also evaluate on a regular basis whether or not we will be able to pay prospective dividends to Holding (which are primarily used by Holding to pay interest on the Holding Notes), subject to the restrictions and covenants imposed upon us by our Credit Facility and the indenture for the Notes. See “Dividend

Policy.” In addition, we continue to focus on managing working capital through, among other things, inventory management, cash management, and expense control.

        As a result of plan performance and Internal Revenue Service Code and Regulations, we will be required to make contributions of approximately $7.1 million to plan assets under our defined benefit pension plan which will be made in installments throughout 2005. We made contributions of approximately $6.4 million to plan assets under our defined-benefits pension plan during 2004.

        In addition, as previously mentioned, we incurred a total of $0.8 million in expenses in 2004 associated with the exclusive distribution agreement signed in July 2004, as well as $0.3 million expenses in 2004 associated with the joint venture agreement signed in August 2004. Combined with our growth initiatives in our Accessories, Government/Law Enforcement/Military, and Spartan Gunworks, our total growth initiatives expenses incurred in 2004 was $2.8 million.

        As a result of the sale of our fishing line business on February 9, 2004, we applied $43.0 million in initial cash proceeds upon the closing of such sale, and on May 12, 2004, we applied an additional $1.0 million in proceeds released from escrow, in each case against our outstanding Credit Facility balances at those times. We made necessary tax payments related to the sale consistent with our normal quarterly schedule. The gain that was recorded in 2004 on the sale of discontinued operations was approximately $13.6 million, net of income taxes. The gain of approximately $13.6 million reflects the release of the $1.0 million escrow amount and adjustments to the estimates of costs associated with the sale based on remaining obligations with respect to the sale as of December 31, 2004. Our after-tax proceeds on the transaction were approximately $29.0 million. A portion of these proceeds was not reinvested within one year, resulting in our fourth amendment to the Credit Facility on February 8, 2005, as explained below. See “Credit Facility.”

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

10½% Senior Notes due 2011

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

        In addition, the Indenture permits repurchases of the Notes on the open market, subject to limitations that may be contained in the Credit Facility and the Indenture. As disclosed in the Company’s 8-K filing on February 11, 2005, the Company obtained the consent of the requisite lenders under the Credit Facility to one or more such purchases of Notes in an aggregate amount of up to $5.0 million on or before December 31, 2005, subject to compliance with specified conditions for the purchases.

Credit Facility

        On February 8, 2005, in connection with the passage of the one year requirement to invest in productive assets, we entered into a fourth amendment under the Credit Facility primarily to permanently reduce our commitments under the Credit Agreement from $125.0 million to $101.0 million and to amend the availablity requirements. See Note 12 to the accomanying audited financial statements for additional details regarding the fourth amendment. As a result of the reduction in borrowing capacity, and in accordance with Emerging Issues Task Force No. 98–14 (“EITF 98–14”), we reduced our debt acquisition costs by $0.5 million upon signing of the fourth amendment to the Credit Facility in February 2005, the expense for which will be recorded in the Other Expense line item on the Company's Statement of Operations.

        Our Credit Facility, as amended, provides $101.0 million of revolving credit agreements under an asset-based senior secured revolving credit facility. Amounts available under the Credit Facility are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable and eligible inventory and an amortizing balance related to eligible machinery and equipment in addition to a minimum availability requirement as described below. The Credit Facility also includes a letter of credit subfacility of up to $15.0 million.

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

        Pursuant to the foregoing amendments, key terms of the Credit Facility, as amended, now include the following:

(1)	The minimum amount of availability required to be maintained during the Availability Test Period is $20.0 million (except during any single period of up to 60 consecutive days from June through September of each year during the Availability Test Period, when such minimum availability requirement is $10.0 million). For any period during the Availability Test Period when such minimum availability requirement is not met, the Company must maintain (i) a maximum leverage ratio of 6.0 to 1.0 and (ii) a minimum fixed charge coverage ratio of 1.1 to 1.0. So long as the minimum availability requirement is met during the Availability Test Period, there is no requirement for the Company to meet the maximum leverage ratio or the minimum fixed charge coverage ratio.

(2)	The Company is required to maintain specified minimum rolling four quarter levels of Consolidated EBITDA (as defined in the Credit Facility) during the Availability Test Period.

(3)	All of Remington’s existing and future domestic subsidiaries are either co-borrowers under, or guarantors of, the facility. The Credit Facility is secured by substantially all of our real and personal property, including without limitation the capital stock of our subsidiaries.

(4)	Amounts outstanding under the Credit Facility bear interest at a rate equal to, at our option, (1) an alternate base rate plus applicable margin, (2) a reserve adjusted LIBOR rate plus an applicable margin. These margins are subject to periodic adjustment based on certain levels of financial performance at various times during the term of the Credit Facility.

(5)	The Credit Facility contains limitations on capital expenditures exceeding $12.5 million during any fiscal year, adjusted upward for any previously unspent amounts in prior years that were less than the annual $12.5 million limitation.

(6)	The Credit Facility contains limitations on indebtedness, liens, investments, mergers and other acquisitions, asset dispositions, transactions with affiliates, and dividends and other distributions.

(7)	The Credit Facility contains customary events of default.

(8)	The Company is required to pay certain fees in connection with the Credit Facility, including (1) letter of credit fees, (2) agency fees and (3) an unused commitment fee of 0.375% which is payable if the average Credit Facility balance is 50% or more of the aggregate revolving commitments in effect on the first day of such month, subject to adjustment upward to 0.500% if the average outstanding Credit Facility balance for any month is less than 50% of the aggregate revolving commitments in effect on the first day of such month.

(9)	The Credit Facility contains other customary affirmative and negative covenants: including but not limited to those listed above.

        As of December 31, 2004 we were in compliance with our financial covenants under the Credit Facility, as amended, and expect to continue to be in compliance with such financial covenants. However, there can be no assurance that we will continue to be in compliance.

        The interest rate margin for the ABR and the Euro-Dollar loans at December 31, 2004 was 1.50% and 3.00%, respectively. The weighted average interest rate under the Company’s Credit Facility was 4.90% and 4.02% for the year to date periods ended December 31, 2004 and 2003, respectively.

Cash Flows and Working Capital

        Net cash used in operating activities was $11.8 million and $7.3 million for the fiscal fiscal years ended December 31, 2004 and 2003, respectively. The $4.5 million increase in cash used in operating activities for the twelve months ended December

31, 2004 compared to the same period ended December 31, 2003 resulted primarily from higher levels of accounts receivable and inventory, offset by changes in deferred taxes, higher accrued liabilities and retiree benefits. The sale of the fishing line business also affected net cash used in operating activities. Specifically, the reasons associated with these changes are summarized as follows:

•	Inventory increased by $6.9 million over the twelve months ended December 31, 2004 compared to an increase of $0.1 million over the twelve months ended December 31, 2003. The increase in inventory over prior year is primarily related to higher production costs in the current year, new product offerings in 2004 (primarily Spartan Gunworks), as well as a plant shutdown in the prior year.

•	Accounts Receivable increased by $14.1 million over the twelve months ended December 31, 2004 compared to an increase of $8.5 million over the twelve months ended December 31, 2003, primarily due to higher sales in the third and fourth quarters of 2004 as compared to the prior year periods.

•	Deferred tax liabilities increased by $18.0 million over the twelve months ended December 31, 2004 compared to a decrease of $1.1 million over the twelve months ended December 31, 2003, primarily due to recording a valuation allowance of approximately $15.2 million.

•	Other accrued and long-term liabilities increased by $2.0 million in the twelve months ended December 31, 2004 compared to a decrease of $1.7 million in the twelve months ended December 31, 2003, primarily as a result of timing of excise taxes payments and higher pension liabilities for the year ended December 31, 2004, combined with the payment of the incentive compensation and transaction fee accruals during the year ended December 31, 2003.

•	The provision for retiree benefits increased primarily due to higher pension and postretirement benefit expense as compared to required cash contributions during 2004 as compared to 2003. See Note 11 to the accompanying audited financial statements for an understanding of our benefit plan obligations.

•	The sale of the fishing line business on February 9, 2004 resulted in an increase in net income due to a gain (net of taxes) on the sale of $13.6 million. This adjustment, in combination with other adjustments for accruals and taxes associated with the sale are included in other accrued and long-term liabilities and income taxes payable. The amount of the cash proceeds from the sale was included in investing activities as indicated below.

        Net cash provided by investing activities for the fiscal year ended December 31, 2004 was $35.1 million and net cash used in investing activities in the fiscal year ended December 31, 2003 was $6.9 million. Net cash proceeds of $42.8 million received from the sale of our fishing line business in 2004, combined with $0.4 million of cash proceeds on sale of property, plant and equipment resulted in the increase, slightly offset by $7.8 million in cash capital expenditures and the $0.3 million investment in our unconsolidated joint venture. The $7.8 million and $6.8 million of cash capital expenditures for investing activities in the fiscal years ended 2004 and 2003, respectively, consisted of capital expenditures primarily used both for new equipment related to the manufacture of firearms and ammunition, as well as maintenance of existing facilities.

        Net cash used in financing activities for the fiscal year ended December 31, 2004 was $23.3 million and net cash provided by financing activities was $14.2 million during the fiscal year ended December 31, 2003. The $37.5 million decrease in cash provided by financing activities from the year ended December 31, 2004 compared to the year ended December 31, 2003 primarily resulted from approximately $43.8 million of lower borrowing needs under the Credit Facility, primarily due to the cash proceeds associated with the sale of our fishing line business in the current year, as well as debt issuance costs associated with our refinancing transaction in the prior year.

Dividend Policy

        The declaration and payment of dividends, if any, will be at the sole discretion of the Board of Directors of the respective company, subject to the restrictions set forth in the Credit Facility and the indenture for the Notes, which currently restrict the payment of dividends to shareholders. We expect to make future dividend payments to Holding based on available cash flows as and to the extent permitted by the Credit Facility and the indenture for the Notes. During the year ended December 31, 2004, the Board of Directors of the Company declared and the Company paid $2.2 million of dividends to Holding.

Capital Expenditures

        Gross capital expenditures for the year ended December 31, 2004 were $9.5 million, consisting primarily of capital expenditures both for new equipment related to the manufacture of firearms and ammunition, as well as maintenance of existing facilities. We expect capital expenditures for 2005 to be in a range of $9.0 million to $11.0 million. Our Credit Facility allows for capital expenditures up to $21.1 million in 2005 including unused capacity carried over from previous years.

   Contractual Obligations and Commercial Commitments

        We have various purchase commitments for services incidental to the ordinary conduct of business, including, among other things, a services contract with our third party warehouse provider and commitments to our joint venture RELES. We do not believe such commitments are at prices in excess of current market prices. Included in those purchase commitments are purchase contracts with certain raw materials suppliers, for periods ranging from one to seven years, some of which contain firm commitments to purchase minimum specified quantities. However, such contracts had no material impact on our financial condition, results of operations, or cash flows during the reporting periods presented herein.

        In recognition of and support of certain legal and legislative initiatives, the shooting sports industry established the Hunting and Shooting Sports Heritage Fund of which the Company is a member. Contributions expensed in 2004, 2003, and 2002 were $0.5 million, zero, and $0.8 million, respectively.

        We support service and repair facilities for all of our firearm products in order to meet the service needs of our distributors, customers and consumers nationwide. We provide consumer warranties against manufacturing defects in all firearm products we sell worldwide, with the exception of the Spartan Gunworks product line which is warranted by its third party vendor. Estimated future warranty costs are accrued at the time of sale. Product modifications or corrections are voluntary steps taken by us to assure proper usage or performance of a product by consumers. The cost associated with product modifications and or corrections are recognized in accordance with SFAS No. 5, Accounting for Contingencies, and charged to operations. The cost of these programs is not expected to have a material adverse impact on our operations, liquidity or capital resources.

        The following represents our contractual obligations and other commercial commitments as of December 31, 2004:

	Payments Due By Period
	(dollars in millions)
	Total	Less
	Amounts	Than	1-3	4-5	Over
	Committed	1 Year	Years	Years	5 Years
Contractual Obligations:
10 1/2% Senior Notes due 2011	$ 200.0	$ -	$ -	$ -	$ 200.0
Expected interest payments associated with the Senior
Notes due 2011	127.4	21.0	42.0	42.0	22.4
Required pension contributions	7.1	7.1	--	--	--
Working Capital Facility Borrowings	1.8	--	--	1.8	--
Due to RACI Holding, Inc.	0.9	--	--	0.2	0.7
Capital Lease Obligations	0.8	0.6	0.2	--	--
Operating Lease Obligations	7.8	1.5	2.7	2.4	1.2
Other Long-term and Purchase Obligations	16.5	10.4	5.7	0.4	--
Total Contractual Cash Obligations	$ 362.3	$ 40.6	$ 50.6	$ 46.8	$ 224.3
Other Commercial Commitments:
Standby Letters of Credit	$ 4.9	$ 4.9	$ -	$ -	$ -
Total Commercial Commitments	$ 4.9	$ 4.9	$ -	$ -	$ -

Results of Operations

        The following table shows, for the periods indicated, the percentage relationships to net sales of selected financial data. Our management’s discussion and analysis of our results of operations compares results for the year ended December 31, 2004 to the year ended December 31, 2003 and the year ended December 31, 2003 to the year ended December 31, 2002.

	Year Ended December 31,
	2002	2003	2004
Net Sales	100.0%	100.0%	100.0%
Cost of Goods Sold	71.0	75.0	77.0
Gross Profit	29.0	25.0	23.0
Operating Expenses	18.0	21.0	18.0
Operating Profit	11.0	4.0	5.0
Net Income/(Loss) from Continuing Operations	5.0	(1.0)	(4.0)

Year Ended December 31, 2004 as Compared to Year Ended December 31, 2003

        Net Sales.    The following table compares net sales by reporting segment for each of the years ended December 31, 2004 and 2003:

	Twelve months ended December 31,
	(Dollars in Millions)
		Percent		Percent	Increase/	Increase/
	2004	Of Total	2003	Of Total	(Decrease)	(Decrease)
Firearms	$ 193.4	49.2%	$ 181.3	50.3%	$ 12.1	6.7%
Ammunition	176.1	44.8	157.1	43.5	19.0	10.8
All Other	23.5	6.0	22.3	6.2	1.2	5.4
Consolidated	$ 393.0	100%	$ 360.7	100%	$ 32.3	8.2%

Firearms

Management believes that the increase in net sales of $12.1 million for the year ended December 31, 2004 over the prior-year period resulted from:

•	higher sales volumes of existing shotguns and higher margin rifles; and
•	shipments of our opening price point shotguns; partially offset by
•	price loss of $0.8 million related primarily to the sale of discontinued product.

Ammunition

Management believes the increase in net sales of $19.0 million for the year ended December 31, 2004 over the prior-year period is due primarily to:

•	higher sales volumes of shotshell ammunition and lower margin centerfire ammunition; as well as
•	higher sales volumes of higher margin centerfire rifle ammunition; partially offset by
•	price loss of $0.8 million associated primarily with the sale of discontinued product, higher volume rebates and higher volumes of product sold on terms.

All Other (including Accessories, Clay Targets, Powdered Metal Products, and Technology Products)

Management believes the increase in net sales of $1.2 million for the year ended December 31, 2004 over the prior-year period, predominantly in the Accessories line of business, of $1.1 million, is due primarily to:

•	higher sales of knives, and new products in the cleaning product and shooting glasses categories; partially offset by
•	lower sales of gun safes.

        Cost of Goods Sold.The table below depicts the cost of goods sold by reporting segment for the years ended December 31, 2004 and 2003:

	Twelve months ended December 31,
	(Dollars in Millions)
		Percent		Percent	Increase/	Increase/
	2004	Of Total	2003	Of Total	(Decrease)	(Decrease)
Firearms	$ 144.0	74.5%	$ 133.2	73.4%	$ 10.8	8.0%
Ammunition	141.0	80.1	120.0	76.4	21.0	17.6
All Other	17.5	74.2	17.0	76.2	0.5	2.9
Consolidated	$ 302.5	77.0%	$ 270.2	74.9%	$ 32.3	12.0%

Firearms

Management believes the increase of $10.8 million for the year ended December 31, 2004 over the prior-year period is due primarily to:

•	higher sales volumes of existing shotguns, higher margin rifles, and new opening price point shotguns;
•	higher pension and post retirement employee benefits expenses; and
•	price loss of $0.8 million as explained in "Net Sales" above; partially offset by

•	lower manufacturing variances as compared to the prior year period primarily due to the impact of the Ilion plant shutdown at the end of 2003 ($2.8 million of period expenses in 2003; compounded by fewer variances rolled out in early 2004 as compared to the first half of 2003);

Ammunition

Management believes the increase of $21.0 million for the year ended December 31, 2004 over the prior-year period is due primarily to:

•	higher sales of lower margin ammunition, mainly shotshell and certain centerfire categories of ammunition;
•	price loss of $0.8 million as explained in "Net Sales" above;
•	higher pension and post retirement employee benefits expenses; and
•	higher levels of unfavorable manufacturing variances recognized resulting primarily from higher than expected commodity costs; partially offset by
•	realized gains from settlement of our copper and lead option contracts

All Other (including Accessories, Clay Targets, Powdered Metal Products and Technology Products)

Management believes the increase of $0.5 million for the year ended December 31, 2004 over the prior-year period, predominantly in the Accessories business, which increased $0.8 million, is due primarily to:

•	higher sales volumes of knives; combined with
•	sales of new products in 2004 (primarily shooting glasses and cleaning products) and their related rollout of costs; partially offset by
•	lower overall sales volumes of gun safes and black powder accessories products.

Operating Expenses. Operating expenses consist of selling, general and administrative expense, research and development expense and other expense.

	Twelve months ended December 31,
	(Dollars in Millions)
			$ Increase/	% Increase/
	2004	2003	(Decrease)	(Decrease)
SG&A	$ 65.3	$ 64.3	$ 1.0	1.6%
R&D	6.1	6.1	--	--
Other	(1.6)	4.7	(6.3)	(134.0)
Consolidated	$69.8	$75.1	($5.3)	(7	.1)%

        The increase in selling, general, and administrative expense between the two year-to-date periods was primarily attributable to higher distribution and commissions costs associated with higher sales volumes, and higher costs associated with the previously mentioned growth initiatives, offset by lower product liability costs associated with favorable experience.

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

       Interest Expense.     Interest expense for the year ended December 31, 2004 was $24.6 million, an increase of $1.6 million from the same period in 2003. Interest expense excludes $0.1 million and $1.8 million, for the years ended December 31, 2004 and 2003, respectively, which was reclassified to discontinued operations.

       The increase in interest expense during 2004 resulted primarily from higher expense on the Notes of $0.7 million associated with a full year outstanding in 2004 as compared to 2003 and higher expense of $0.1 million associated with higher interest rates compared to the interest expense on the Refinanced Notes in 2003. In addition, interest expense in connection with the Credit Facility was lower than in 2003, primarily due to lower overall average borrowings on the Credit Facility of $1.0 million due to the sale of the fishing line business, offset by $0.2 million associated with higher interest rates.

       Taxes.     Our effective tax rate relating to continuing operations is (39.5%), excluding the impact of recording the valuation allowance, which increased the rate to 351.5%, for the year ended December 31, 2004. The change to 351.5% from

(39.5%)for the same period in 2003 is primarily attributable to the valuation allowance established on deferred tax assets referred to below. We have utilized a 42% effective tax rate in calculating the net gain on the sale of certain assets in the fishing line business. This rate differs from the continuing operations rate primarily due to permanent differences related to goodwill associated with the fishline business.

       We are currently subject to ongoing audits by various state tax authorities. Depending on the outcome of these audits, we may be required to pay additional taxes. However, we do not believe that any additional taxes and related interest or penalties would have a material impact on Remington's financial position, results of operations, or cash flows. We have reserved amounts which we believe will be sufficient for any adverse outcome. The timing of any such payment is uncertain.

       As of December 31, 2004, a valuation allowance of approximately $15.2 million has been established against deferred tax assets as a charge against earnings in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). Realization of the deferred tax assets is largely dependent upon future profitable operations, if any, and the reversals of existing taxable temporary differences. As a result of pre-tax losses from continuing operations and future taxable income expected to arise primarily from the reversal of and creation of temporary differences for the foreseeable future, we determined that in accordance with SFAS No. 109, it is not appropriate to continue to recognize these deferred tax assets. Although there can be no assurance that such events will occur, the valuation allowance may be reversed in future periods to the extent that the related deferred income tax assets no longer require a valuation allowance under the provisions of SFAS No. 109.

       On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the "Jobs Act") into law. The Jobs Act includes provisions that, based on our level of profitability, may materially affect the Company's accounting for income taxes including a possible increase in its effective tax rate and changes in its deferred assets and liabilities. The Company is currently assessing the impact of the Jobs Act based on further clarification of the Jobs Act.

       Discontinued Operations. On February 6, 2004, we entered into the Stren Asset Purchase Agreement pursuant to which we sold to the Purchasers certain specific assets relating to our fishing line business, effective as of February 9, 2004. The fishing line business had been a part of the All Other reporting segment.

       The purchase price paid to us, based on the fair market value of the assets sold, was $44.0 million in cash. The assets sold had a net book value of approximately $17.9 million and we retained net working capital of $1.7 million of accounts receivable and accounts payable. The net gain that was recorded during the first quarter of 2004 on the disposal of discontinued operations is $13.6 million, net of income taxes.

       The following represents a summary of key components of income from discontinued operations:

	December 31,	December 31,	December 31,
Discontinued Operations:	2004	2003	2002
Net Sales	$ 3.3	$ 16.4	$ 19.1
Pre-tax operating results	0.2	4.1	6.6
Interest Expense Allocation	0.1	1.8	1.8
Income from operations, after tax	--	1.4	2.9

In the transaction described above, certain specified assets of $18.0 million and $16.4 million at December 31,2003 and 2002, respectively, were reclassified to Assets Held for Sale in the consolidated balance sheet. Additionally, amounts related to the operations for the years ended December 31, 2003 have been reclassed in the accompanying statement of operations as discontinued operations.
December 31,
Assets Held for Sale:	2003
Inventories	$ 6.3
PP&E	0.2
Intangibles	11.5
Total Assets of Discontinued Operations	$ 18.0

Year Ended December 31, 2003 as Compared to Year Ended December 31, 2002

        Net Sales.    The following table compares sales by reporting segment for each of the years ended December 31, 2003 and 2002:

					$	%
		Percent		Percent	Increase/	Increase/
	2003	Of Total	2002	Of Total	(Decrease)	(Decrease)

Firearms	$ 181.3	50.3%	$ 194.0	50.5%	$ (12.7)	(6.5%)
Ammunition	157.1	43.5	163.9	42.7	(6.8)	(4.1)
All Other	22.3	6.2	26.0	6.8	(3.7)	(14.2)
Consolidated	$ 360.7	100%	$ 383.9	100%	$ (23.2)	(6.0%)

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

        The decrease in net sales in the All Other segment, including accessories, targets, and powdered metal products, from 2002 to 2003 is primarily attributable to lower overall sales volumes in all product lines, especially accessories (primarily gun safes and gun parts).

         Cost of Goods Sold.    The table below depicts the cost of goods sold by reporting segment for the years ended December 31, 2003 and 2002:

					$	%
		Percent		Percent	Increase/	Increase/
	2003	Of Total	2002	Of Total	(Decrease)	(Decrease)
Firearms	$ 133.2	73.4%	$ 134.0	69.1%	$ (0.8)	(0.6%)
Ammunition	120.0	76.4	120.6	73.6	(0.6)	(0.5)
All Other	17.0	76.2	18.5	71.2	(1.5)	(8.1)
Consolidated	$ 270.2	74.9%	$ 273.1	71.1%	$ (2.9)	(1.1%)

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

        Operating Expenses.    Operating expenses consist of selling, general and administrative expense, research and development expense and other expense.

			Increase/	Increase/
	2003	2002	(Decrease)	(Decrease)
Operating Expenses
SG&A	$ 61.9	$ 61.0	$ 0.9	1.5%
R&D	6.1	6.1	--	--
Other	7.1	2.7	4.4	163.0
Consolidated	$ 75.1	$ 69.8	$ 5.3	7.6%

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

        Taxes.     The Company's effective tax rate is (39.5%). The Company has finalized its examination by the Internal Revenue Service for tax years 2000 and 2001 and the outcome of the examination did not have a significant impact on the financial position, results of operations or cash flows of the Company.

Recent Accounting Pronouncements

        In May 2004, the FASB issued Financial Staff Position (FSP) SFAS No. 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"), which is effective as of the first interim period beginning after June 15, 2004. On December 8, 2003, President Bush signed the Act into law, which introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to that provided under the Act. FSP SFAS No. 106-2 supersedes FSP FAS 106-1, and clarifies accounting guidance for the Act's subsidy provisions given to health care plan sponsors who provide specified levels of postretirement healthcare benefits. We have adopted the Act and the Act had no material impact on our consolidated financial condition and consolidated results of operations.

        In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 ("SFAS 151"). This Statement clarifies the types of costs that should be expensed rather than capitalized as inventory. SFAS 151 clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005 and we expect to adopt this standard in fiscal 2006. We have not determined the impact, if any, that this statement will have on our consolidated financial statements.

        In November 2004, the FASB issued Financial Staff Position (FSP) SFAS No. 109-1 "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP 109-1"). FSP 109-1 requires that any tax deductions received from the Jobs Act associated with "qualified production activities income" should be treated as a special deduction in the Company's SFAS 109 calculation. The Jobs Act and its related deductions are not effective for the Company until fiscal 2005. We have adopted FSP 109-1 as of December 31, 2004.

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions ("APB 29"), and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and we will adopt this standard in fiscal 2006. We have not determined the impact, if any, that this statement will have on our consolidated financial statements.

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS 123R"). This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and we will adopt the standard in the third quarter of 2005. We have not determined the impact, if any, that this statement will have on our consolidated financial statements.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to inventories, supplies, accounts receivable, warranties, long-lived assets, product liability, revenue recognition (inclusive of cash discounts, rebates, and sales returns), advertising and promotional costs, self-insurance, pension and post-retirement benefits, deferred tax assets, and goodwill. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As noted below, in some cases, our estimates are also based in part on the findings of independent advisors. Actual results may differ from these estimates under different assumptions or conditions.

        Management has addressed and reviewed our critical accounting policies and considers them appropriate. We believe the following critical policies utilize significant judgments and estimates used in the preparation of our consolidated financial statements:

        Revenue recognition.    Sales, net of an estimate for discounts, returns and allowances, and related cost of sales are recorded when goods are shipped, at which time risk of loss and title transfers to the customer. We continually evaluate our sales terms against criteria outlined in SEC Staff Accounting Bulletin 104, Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. We follow the industry practice of selling firearms pursuant to a "dating" plan allowing the customer to purchase these products commencing in December (the start of our dating plan year) and to pay for them on extended terms. Discounts are offered for early payment under this plan. We believe that allowing extended payment terms for early orders helps to level out the demand for these otherwise seasonal products throughout the year. Historically, use of the dating plan has had the effect of shifting some firearms sales from the second and third quarters to the first quarter. We believe that the dating plan helps facilitate a more efficient manufacturing schedule. As a competitive measure, we also offer extended terms on select ammunition purchases. However, use of the dating plans also results in significant deferral of collection of accounts receivable until the latter part of the year. Customers do not have the right to return unsold product. Management uses historical trend information as well as other economic data to estimate future discounts, returns, rebates and allowances.

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

        Property, Plant and Equipment.     Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined on a straight–line basis over the estimated lives of the assets. The estimated useful lives are principally 20 to 40 years for buildings and improvements, and 5 to 15 years for machinery and equipment. In accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long—Lived Assets (“SFAS 144”), management assesses property, plant and equipment for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, management projects undiscounted future cash flows resulting from the use of the asset over the remaining life of the asset. If these projected cash flows are less than the carrying amount of the asset, an impairment loss is recognized, resulting in a write–down of property, plant and equipment with a corresponding charge to operating income. Any impairment loss is measured based upon the difference between the carrying amount of the asset and the present value of future cash flows. The Company uses a discount rate equal to its average cost of funds to discount the expected future cash flows.

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

        Interest is capitalized in connection with the construction of major projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's useful life.

         Goodwill, Goodwill Impairmant, Intangible Assets and Debt Issuance Costs. Prior to January 1, 2002, intangibles consisting primarily of goodwill, trade names and trademarks, were amortized on a straight–line basis over their estimated useful lives of 40 years. The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) on January 1, 2002 and has accounted for its goodwill, intangible assets, and debt issuances costs pursuant to SFAS 142 since that time. Accordingly, management assesses goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, management projects undiscounted future cash flows resulting from the use of the asset associated with the identified reporting unit. If these projected cash flows are less than the carrying amount of the goodwill, an impairment loss is recognized, resulting in a write–down of goodwill with a corresponding charge to operating income. The impairment loss is measured based upon the difference between the carrying amount of the goodwill and the present value of future cash flows. The Company uses a discount rate equal to its average cost of funds to discount the expected future cash flows. Debt issuance costs are amortized over the life of the related debt or amendment.

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

        Employee Benefit Plans.     We have defined benefit plans that cover a significant portion of our salaried and hourly paid employees. For the year ended December 31, 2004, we had $12.0 million of net pension benefit expense derived from our defined benefit plans. We derive pension benefit expense from an actuarial calculation based on the defined benefit plans' provisions and management's assumptions regarding discount rate, rate of increase in compensation levels and expected long-term rate of return on assets. Management determines the expected long-term rate of return on plan assets based upon historical actual asset returns and the expectations of asset returns over the expected period to fund participant benefits based on the current investment mix of our plans. We note that in 2004 we had returns on Plan assets of approximately 8% as compared to an assumption of 8%. Management sets the discount rate based on the yield of high quality fixed income investments expected to be available in the future when cash flows are paid. The rate of increase in compensation levels is established based on management's expectations of current and foreseeable future increases in compensation. In addition, management also consults with independent actuaries in determining these assumptions. At year end December 31, 2004, we had an additional minimum liability with respect to our defined benefit plans. See Note 11 for more information on our employee benefit plans.

        Self-Insurance.     We are self-insured for elements of our employee benefit plans including, among others, medical, workers' compensation and elements of our property and liability insurance programs, but limit our liability through stop-loss insurance and annual plan maximum coverage limits. Self-insurance liabilities are based on claims filed and estimates for claims incurred but not yet reported.

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

        Income Taxes.     Income tax expense is based on pretax financial accounting income. The Company recognizes deferred tax assets and liabilites based on the difference between the financial reporting and tax bases of assets and liabilities, applying tax rates applicable to the year in which the differences are expected to reverse, in conjunction with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). A valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be realized. Because the Company files its income taxes in a consolidated tax return with Holding, the cash taxes paid or received supplemental cash flow disclosure reflects the total impact of any cash taxes paid or received on behalf of Holding.

        Unconsolidated Joint Venture.     Our unconsolidated joint venture is accounted for under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock ("APB 18"). Equity method accounting was determined based upon the provisions of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51 ("FIN 46R"), as the joint venture is a variable interest entity for which the Company was not the primary beneficiary. Accordingly, the Company recognizes an investment on its statement of financial position at the carrying value of the Company's cumulative cash contributions to the joint venture, adjusted for the Company's cumulative equity in earnings (loss) (recorded in the "Other Noncurrent Assets" line), and the Company's 50% share of the joint venture's equity in earnings (loss), or operating results, are recorded net of tax in the statement of operations (recorded in the "Equity in Earnings (Loss) from Unconsolidated Joint Venture, net of tax" line).

Information Concerning Forward-Looking Statements

        The statements contained in this report (other than our consolidated financial statements and other statements of historical fact) are forward-looking statements, including, without limitation (i) the statement in "Business--Market Trends" that we believe that hunting safety issues may affect sales of firearms, ammunition and other shooting-related products; (ii) the statement in "Business--Regulation" that we believe that the current trend, or the consumer perception thereof, toward firearms regulatory proposals and municipal handgun litigation could adversely affect the firearms and ammunition market; (iii) the statement in "Business--Supply of Raw Materials" that we believe we have a good relationship with our vendors and do not currently anticipate material shortages or disruptions in supply from these vendors; (iv) the statement in "Business-- Supply of Raw Materials" that we believe we have a good relationship with our stamped parts supplier and do not currently anticipate any material shortages or disruption in supply of these stamped parts; (v) the statement in "Business--Environmental Matters" concerning our belief that current environmental regulations or the outcome of any governmental proceedings and orders pertaining to environmental compliance will not have a material adverse effect on our business; (vi) other statements as to management's or our expectations and beliefs presented in "Business;" (vii) the statement in "--Recent Developments and highlights" that current and continuing trends are not expected to have a material adverse effect upon our financial condition, results of operations or cash flows, (viii) the statement in "--Liquidity and Capital Resources--Capital Expenditures" that we anticipate year 2005 capital expenditures of $9.0 million to $11.0 million; (ix) the statements in "--Liquidity and Capital Resources--Overview" concerning our belief that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the Working Capital Facility and; (x) the statements in "--Product Liability" concerning (a) our belief that product liability cases and claims involving occurrences arising prior to the Acquisition are not likely to have a material adverse effect upon our financial condition or results or operations, (b) our belief that the outcome of all pending product liability cases and claims will not have a material adverse effect upon our financial condition or result of operations and (c) management's estimates concerning our claims relating to occurrences arising during 2004, 2003 and 2002 and the time period during which the amount of our self insured retention will be paid out; (xi) the statement in "Quantitative and Qualitative Disclosures About

Market Risk" that we believe that a significant changes in commodity pricing could have a material adverse impact on our consolidated financial position, results of operations, future earnings, fair value or cash flows (xii) other statements as to management's or our expectations and beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations;" (xiii) the statements in "Legal Proceedings" concerning (a) our belief that the Company's current product liability insurance coverage for personal injury and property damage is adequate for its needs, (b) our belief that although we anticipate that we will continue to be involved in product liability cases and claims in the future, the outcome of all pending product liability cases and claims will not be likely to have a material adverse effect upon our financial conditions or results of operations and (c) our anticipation that we, as well as other manufacturers of firearm or ammunition products, will continue to be involved in product liability cases and claims in the future and (xiv) other statements as to management's or our expectations and beliefs presented in "Legal Proceedings."

        Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon us. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on us will be those anticipated by management. The following important factors, and those important factors described elsewhere in this report (including, without limitation, those discussed in "Business--Firearms", "--Ammunition", "--Marketing and Distribution," "--Patents and Trademarks" and "--Environmental Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Executive Overview," "--Taxes," "--Liquidity and Capital Resources," "--Product Liability," and "Legal Proceedings"), or in our other Securities and Exchange Commission filings, could affect (and in some cases have affected) our actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

•	Our ability to make scheduled payments of principal or interest on, or to refinance its obligations with respect to its indebtedness and to comply with the covenants and restrictions contained in the instruments governing such indebtedness will depend on our future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rate levels, and financial, competitive, business and other factors beyond our control including the responses of competitors, changes in customer inventory management practices, changes in customer buying patterns, regulatory developments and increased operating costs.
•	The degree to which we are leveraged could have important consequences, including the following: (i) our ability to obtain additional financing for working capital or other purposes in the future may be limited; (ii) a substantial portion of our cash flow from operations will be dedicated to the payment of principal and interest on our indebtedness, thereby reducing funds available for operations; (iii) certain of our borrowings will be at variable rates of interest, which could cause us to be vulnerable to increases in interest rates and (iv) we may be more vulnerable to economic downturns and be limited in its ability to withstand competitive pressures.
•	Our ability to meet our debt service and other obligations will depend in significant part on customers purchasing our products during the fall hunting season. Notwithstanding our cost containment initiatives and continuing management of costs, a decrease in demand during the fall hunting season for our higher priced, higher margin products would require us to further reduce costs or increase our reliance on borrowings under the Credit Facility to fund operations. No assurance can be given that we would be able to reduce costs or increase our borrowings sufficiently to adjust to such a reduction in demand.
•	Because of the nature of our products, we anticipate that we will continue to be involved in product liability litigation in the future. Our ability to meet our product liability obligations will depend (among other things) upon the availability of insurance, the adequacy of our accruals, the Seller's ability to satisfy their obligations to indemnify us against certain product liability cases and claims and Seller's agreement to be responsible for certain post-Acquisition shotgun related costs.
•	We face significant competition. Our competitors vary according to product line. Certain of these competitors are subsidiaries of large corporations with substantially greater financial resources than us. There can be no assurance that we will continue to compete effectively with all of our present competition, and our ability to so compete could be adversely affected by its leveraged condition.
•	Sales made to Wal-Mart Stores, Inc. ("Wal-Mart") accounted for approximately 16% of our total net revenues in 2004 and 8% of the accounts receivable balance as of December 31, 2004. Our sales to Wal-Mart are not governed by a written contract between the parties. In the event that Wal-Mart were to significantly reduce or terminate its purchases of firearms and/or ammunition from us, our financial condition or results of operations could be adversely affected.

•	We utilize numerous raw materials, including steel, lead, brass, plastics and wood, as well as manufactured parts, which are purchased from one or a few suppliers. Any disruption in our relationship with these suppliers could increase the cost of operations.
•	The purchase of firearms is subject to federal, state and local governmental regulation. Regulatory proposals, even if never enacted, may affect firearms or ammunition sales as a result of consumer perceptions. While we do not believe that existing federal and state legislation relating to the regulation of firearms and ammunition has had a material adverse effect on our sales from 2002 through 2004, no assurance can be given that more restrictive regulations, if proposed or enacted, will not have a material adverse effect on us in the future.
•	As a manufacturer of firearms, we have been named as a defendant in certain lawsuits brought by municipalities or organizations challenging manufacturers' distribution practices and alleging that the defendants have also failed to include a variety of safety devices in their firearms. Our insurance coverage regarding such claims may be limited. In the event that additional such lawsuits were filed, or if certain legal theories advanced by plaintiffs were to be generally accepted by the courts, our financial condition and results of operations could be adversely affected.

        While we periodically reassess material trends and uncertainties affecting the operations and financial condition in connection with its preparation of Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our quarterly and annual reports we do not intend to review or revise any particular forward-looking statement referenced in this report in light of future events.

Product Liability

        For information concerning product liability cases and claims involving us, see "Business--Legal Proceedings". Because our assumption of financial responsibility for certain product liability cases and claims involving pre-Acquisition occurrences was limited to an amount that has now been fully paid, with the Sellers retaining liability in excess of that amount and indemnifying us in respect thereof, and because of the passage of time, we believe that product liability cases and claims involving occurrences arising prior to the Acquisition are not likely to have a material adverse effect upon our financial condition, results of operations, or cash flows. See "Business--Certain Indemnities".

        While it is difficult to forecast the outcome of litigation, we do not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, our accruals for the uninsured costs of such cases and claims and the Sellers' agreement to bear partial responsibility for certain post-Acquisition shotgun-related product liability costs, as well as the type of firearms products we make), that the outcome of all pending product liability cases and claims will be likely to have a material adverse effect upon our financial condition, results of operations, or cash flows. However, in part because of the uncertainty as to the nature and extent of manufacturer responsibility for product liability allegations, especially as to firearms, as well as the potential nature of firearms-related injuries, there can be no assurance that our resources will be adequate to cover both pending and future product liability occurrences, cases or claims, in the aggregate, or that such a material adverse effect will not result therefrom. Because of the nature of our products, we anticipate that we will continue to be involved in product liability cases and claims in the future.

        Since December 1, 1993, we have maintained insurance coverage for product liability claims for personal injury or property damage relating to occurrences after the Acquisition, subject to certain self-insured retentions on a per-occurrence basis. The current insurance policy extends through November 30, 2005. Certain of our current excess insurance coverage expressly excludes actions brought by municipalities as described in "Business--Legal Proceedings". We paid $2.8 million, $3.2 million, and $4.4 million in legal fees and settlements in connection with product liability cases and claims in the years ended December 31, 2004, 2003 and 2002, respectively, excluding insurance costs. At December 31, 2004, our accrual for product liability cases and claims was $13.4 million. The amount of our accrual for product liability cases and claims is based upon estimates developed as follows. We establish reserves for anticipated defense and disposition costs to us of those pending cases and claims for which we are financially responsible. Based on those estimates and an actuarial analysis of actual defense and disposition costs incurred by us with respect to product liability cases and claims in recent years, we determine the estimated defense and disposition costs for unasserted product liability cases and claims. We combine the estimated defense and disposition costs for both pending and unasserted cases and claims to determine the amount of our accrual for product liability cases and claims. It is reasonably possible that future claims experience could result in further increases or decreases in the reporting period in which such information becomes available. We believe that our accruals for losses relating to such cases and claims are adequate. Our accruals for losses relating to product liability cases and claims include accruals for all probable losses the amount of which can be reasonably estimated. Based on the relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, our accruals for the uninsured costs of such cases and claims and the Sellers' agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as well as the type of firearms products that we make), we do not believe with respect to product liability cases and claims that any reasonably possible loss exceeding amounts already recognized through our accruals has been incurred.

        Because our assumption of financial responsibility for certain product liability cases and claims involving pre-Acquisition occurrences was limited to an amount that has now been fully paid, with the Sellers retaining liability in excess of that amount and indemnifying us in respect of such liabilities, and because of our accruals with respect to such cases and claims, we believe that product liability cases and claims involving occurrences arising prior to the Acquisition are not likely to have a material adverse effect upon our financial condition, results of operations, or cash flows. Moreover, although it is difficult to forecast the outcome of litigation, we do not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, our accruals for the uninsured costs of such cases and claims and the Sellers' agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as well as the type of firearms products that we make), that the outcome of all pending post-Acquisition product liability cases and claims will be likely to have a material adverse effect upon our financial condition, results of operations, or cash flows. Nonetheless, in part because the nature and extent of liability based on the manufacture and/or sale of allegedly defective products (particularly as to firearms and ammunition) is uncertain, there can be no assurance that our resources will be adequate to cover pending and future product liability occurrences, cases or claims, in the aggregate, or that a material adverse effect upon our financial condition, results of operations, or cash flows will not result therefrom. Because of the nature of our products, we anticipate that we will continue to be involved in product liability litigation in the future. Because of the potential nature of injuries relating to firearms and ammunition, certain public perceptions of our products, and recent efforts to expand liability of manufacturers of firearms and ammunition, product liability cases and claims, and insurance costs associated with such cases and claims, may cause us to incur significant costs.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        Certain of our financial instruments are subject to interest rate risk. As of December 31, 2004, we had long-term borrowings of $202.9 million ($230.0 million at December 31, 2003 and $100.1 million at December 31, 2002) of which $1.8 million ($28.3 million at December 31, 2003 and $11.0 million at December 31, 2002) was issued at variable rates. Assuming no changes in the $19.2 million of monthly average variable-rate debt levels from year-end 2004, we estimate that a hypothetical change of 100 basis points in the LIBOR and ABR interest rates from year-end 2003 would impact interest expense by $0.2 million on an annualized pretax basis. We were not a party to any interest rate cap or other protection arrangements with respect to our variable rate indebtedness as of December 31, 2004, 2003, or 2002.

        The estimated value of our debt at December 31, 2004 was $187.5 million compared to a carrying value of $203.5 million. The estimated value and carrying value of our debt at December 31, 2003 was $240.5 million and $230.5 million, respectively. All fixed rate indebtedness was valued based on current market quotes. All variable rate indebtedness is assumed at market.

        We use commodity options contracts to hedge against the risk of increased prices for lead and copper to be used in the manufacture of our products. The amounts of premiums paid for commodity contracts outstanding at December 31, 2004, 2003, and 2002 were $1.1 million, $0.7 million, and $0.6 million, respectively. At December 31, 2004, 2003 and 2002, the market value of our outstanding contracts relating to firm commitments and anticipated purchases up to one year from the respective date was $3.3 million, $2.8 million, and $0.2 million, respectively, as determined with the assistance of a third party. Assuming a hypothetical 10% increase in lead and copper commodity prices which are currently hedged, we would experience an approximate $3.1 million ($1.9 million at December 31, 2003) increase in our cost of related inventory purchased, which would be partially offset by an approximate $1.7 million ($1.5 million at December 31, 2003) increase in the value of related hedging instruments. The increase in exposure as compared to the prior year can be associated with higher premiums paid, higher overall strike prices on the Company's hedging contracts, and changes in percentage hedged due to fluctuating production levels. With the volatility of pricing the Company has experienced, we believe that significant changes in commodity pricing could have a future material impact on our consolidated financial position, results of operations, or cash flows of the Company.

        We also purchase steel supplies for use in the manufacture of certain firearms, ammunition, and accessory products. The price of steel has recently risen due to the increasing demand from China compounded by a weak US dollar and iron ore shortages. Assuming a hypothetical 10% increase in steel prices, we would experience an approximate $0.6 million (an approximate $0.6 million at December 31, 2003) increase in our cost of related inventory purchased.

        We believe that we do not have a material exposure to fluctuations in foreign currencies.

        We do not hold or issue financial instruments for speculative purposes.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
of Remington Arms Company, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the index appearing in Item 15 (a) (1) present fairly, in all material respects, the financial position of Remington Arms Company, Inc. and its subsidiaries at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing in Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8 to the consolidated financial statements, the Company changed its accounting policy for goodwill amortization in 2002.

/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina
March 11, 2005

Remington Arms Company, Inc.
Consolidated Balance Sheets
(Dollars in Millions)

	December 31, 2004	December 31, 2003

ASSETS
Current Assets
Cash and Cash Equivalents	$0.4	$0.4
Accounts Receivable Trade - net	81.2	67.1
Inventories - net	92.6	85.7
Supplies	7.2	6.7
Prepaid Expenses and Other Current Assets	9.1	6.8
Deferred Tax Assets	-	14.2

Total Current Assets	190.5	180.9
Property, Plant and Equipment - net	75.3	75.8
Goodwill and Intangibles	62.7	62.7
Debt Issuance Costs - net	8.7	10.6
Other Noncurrent Assets	14.4	14.3
Assets Held for Sale	-	18.0

Total Assets	$351.6	$362.3

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts Payable	$24.5	$20.1
Book Overdraft	10.0	6.7
Current Portion of Long-Term Debt	0.6	0.5
Current Portion of Product Liability	2.2	2.4
Income Taxes Payable	0.8	2.5
Deferred Tax Liabilities	1.5	-
Other Accrued Liabilities	34.3	28.7

Total Current Liabilities	73.9	60.9
Long-Term Debt, net of Current Portion	202.9	230.0
Retiree Benefits	47.1	43.1
Product Liability, net of Current Portion	11.2	12.8
Deferred Tax Liabilities	4.2	1.9
Other Long-Term Liabilities	1.7	1.2

Total Liabilities	341.0	349.9

Commitments and Contingencies
Shareholder's Equity
Total Shareholder's Equity	10.6	12.4

Total Liabilities and Shareholder's Equity	$351.6	$362.3

                    The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statements of Operations
(Dollars in Millions)

	Year Ended December 31,
	2004	2003	2002

Net Sales	$393.0	$360.7	$383.9
Cost of Goods Sold	302.5	270.2	273.1

Gross Profit	90.5	90.5	110.8
Selling, General and Administrative Expenses	65.3	64.3	63.9
Research and Development Expenses	6.1	6.1	6.1
Other Income	(1.6)	(2.0)	(0.2)
Other Unusual Charges	-	6.7	-

Operating Profit	20.7	15.4	41.0
Interest Expense	24.6	23.0	10.5

Income (Loss) from Continuing Operations before Income Taxes, Equity
in (Earnings) Losses from Unconsolidated Joint Venture and Sale of Assets	(3.9)	(7.6)	30.5
Income Tax Expense (Benefit)	13.7	(3.0)	12.0
Equity in (Earnings) Losses from Unconsolidated Joint Venture, net of tax	-	-	-

Net (Loss) Income from Continuing Operations before
change in Accounting Principle	(17.6)	(4.6)	18.5
Income from Discontinued Operations, net of tax expense of $0.1, $0.9 and
$1.9, respectively	-	1.4	2.9
Gain on Sale of Assets, net of tax expense of $9.8	13.6	-	-

Net Income (Loss) before change in Accounting Principle	(4.0)	(3.2)	21.4
Cumulative effect of change in Accounting Principle, net of $1.0 tax benefit	-	-	(1.4)

Net Income (Loss)	$(4.0)	$(3.2)	$20.0

                    The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statements of Cash Flows
(Dollars in Millions)

	Year-To-Date December 31,

	2004	2003	2002

Operating Activities
Net Income (Loss)	$(4.0)	$(3.2)	$20.0
Adjustments to reconcile Net Income (Loss) to Net Cash
(used in) provided by Operating Activities:
Depreciation and Amortization of Deferred Financing Costs	11.1	11.3	11.9
Gain on Sale of Assets Held for Sale	(23.4)	-	-
Provision for Retiree Benefits	7.1	0.9	1.8
Provision (Benefit) for Deferred Income Taxes, net	18.0	(1.1)	1.6
Other Non-cash charges	0.3	2.0	1.6
Changes in Operating Assets and Liabilities:
Accounts Receivable Trade - net	(14.1)	(8.5)	(13.1)
Inventories	(6.9)	(0.1)	(7.0)
Supplies	(0.5)	(0.4)	(0.3)
Prepaid Expenses and Other Current Assets	(2.3)	(4.4)	(0.4)
Other Noncurrent Assets	(0.1)	(4.4)	(2.6)
Accounts Payable	4.4	0.2	(1.3)
Product Liabilities	(1.8)	3.3	(4.1)
Income Taxes Payable	(1.7)	0.3	0.4
Other Accrued and Long-Term Liabilities	2.0	(1.7)	12.1

Net Cash (used in) provided by Operating Activities	(11.9)	(5.8)	20.6
Net Cash provided by (used in) Discontinued Operations	0.1	(1.5)	0.6

Net Cash (used in) provided by Operating Activities	(11.8)	(7.3)	21.2

Investing Activities
Proceeds from Sale of Assets, net of Transaction costs of $1.2	42.8	-	-
Purchase of Property, Plant and Equipment	(7.8)	(6.8)	(6.9)
Proceeds from Sale of Property, Plant and Equipment	0.4	-	-
Cash Contribution to Unconsolidated Joint Venture	(0.3)	-	-

Net Cash provided by (used in) Investing Activities	35.1	(6.8)	(6.9)
Net Cash used in Discontinued Operations	-	(0.1)	(0.1)

Net Cash provided by (used in) Investing Activities	35.1	(6.9)	(7.0)

Financing Activities
Proceeds from Revolving Credit Facility	142.8	189.9	183.6
Payments on Revolving Credit Facility	(169.3)	(172.6)	(197.6)
Cash Dividends Paid	(2.2)	(103.3)	(15.1)
Proceeds from Issuance of Long-Term Debt	-	200.0	-
Principal Payments on Long-Term Debt	(0.5)	(87.8)	(1.1)
Capital Contributions from RACI Holding, Inc.	3.2	4.5	-
Amount Paid on Behalf of RACI Holding, Inc.	(0.6)	-	-
Proceeds from Borrowings on Short-Term Debt	6.9	6.7	6.0
Principal Payments on Short-Term Debt	(6.9)	(6.7)	(6.0)
Change in Book Overdraft	3.3	(4.1)	3.0
Debt Issuance Costs	-	(12.4)	-

Net Cash (used in) provided by Financing Activities	(23.3)	14.2	(27.2)

Decrease in Cash and Cash Equivalents	0.0	0.0	(13.0)
Cash and Cash Equivalents at Beginning of Period	0.4	0.4	13.4

Cash and Cash Equivalents at End of Period	$0.4	$0.4	$0.4

Supplemental Cash Flow Information:
Cash Paid During the Year for:
Interest	$22.8	$21.9	$11.6
Income Taxes	$5.6	$1.8	$8.5
Noncash Financing and Investing Activities:
Vendor Financed Fixed Assets Capitalized	$0.4	$-	$-
Change in Capital Expenditures Capitalized	$1.3	$-	$0.5
Issuance of Deferred Shares in Lieu of Bonus	$-	$0.3	$-
Payment Made to Vendors on Behalf of RACI Holding, Inc.	$-	$1.0	$-
Capital Lease Obligations Incurred	$-	$0.1	$0.9
Conversion of Parent Company Note to equity	$3.2	$4.8	$7.6

                    The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statement of Shareholder's Equity (Accumulated Deficit) and Comprehensive Income (Loss)
(Dollars in Millions)

	Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Shareholder's Equity

Balance, December 31, 2001	$75.0	$(0.2)	$28.8	$103.6

Comprehensive Income:
Net Income	-	-	20.0	20.0
Other comprehensive income:
Minimum pension liability, net of tax effect of ($2.4)	-	(3.8)	-	(3.8)
Net derivative losses, net of tax effect of ($0.2)	-	(0.3)	-	(0.3)
Net derivative losses, reclassified as
earnings, net of tax effect of $0.1	-	0.2	-	0.2

Total Comprehensive Income	-	(3.9)	20.0	16.1

Cash Dividends Paid	-	-	(15.1)	(15.1)
Contributions from RACI Holding, Inc.	7.6	-	-	7.6

Balance, December 31, 2002	82.6	(4.1)	33.7	112.2

Comprehensive Loss:
Net Loss	-	-	(3.2)	(3.2)
Other comprehensive income:
Minimum pension liability, net of tax effect of $0.7	-	1.2	-	1.2
Net derivative gains, net of tax effect of $0.9	-	1.4	-	1.4
Net derivative losses, reclassified as
earnings, net of tax effect of $0.2	-	0.3	-	0.3

Total Comprehensive Loss	-	2.9	(3.2)	(0.3)

Contributions from RACI Holding, Inc.	4.8	-	-	4.8
Payment made to vendors on behalf of RACI
Holding, Inc.	(1.0)	-	-	(1.0)
Cash Dividends Paid	-	-	(103.3)	(103.3)

Balance, December 31, 2003	86.4	(1.2)	(72.8)	12.4

Comprehensive Loss:
Net Loss	-	-	(4.0)	(4.0)
Other comprehensive income:
Minimum pension liability, net of tax effect of $0.6	-	0.9	-	0.9
Net derivative gains, net of tax effect of $2.1	-	3.4	-	3.4
Net derivative gains reclassified
as earnings, net of tax effect of ($1.5)	-	(2.5)	-	(2.5)

Total Comprehensive Loss	-	1.8	(4.0)	(2.2)

Cash Dividends Paid	-	-	(2.2)	(2.2)
Contributions from RACI Holding, Inc.	3.2	-	-	3.2
Amount Paid on Behalf of
RACI Holding, Inc.	(0.6)	-	-	(0.6)

Balance, December 31, 2004	$89.0	$0.6	$(79.0)	$10.6

                    The accompanying notes are an integral part of these consolidated financial statements.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(dollars in millions, except per share data)

Note 1--Basis of Presentation

        The accompanying consolidated financial statements of Remington Arms Company, Inc. ("Remington") include the accounts of its wholly owned subsidiaries, RA Brands, L.L.C. ("RA Brands") and RA Factors, Inc. (together with Remington, the "Company"), as well as reflecting the impact of the Company's unconsolidated 50% joint venture interest in Remington ELSAG Law Enforcement Systems, LLC ("RELES"). All significant intercompany accounts and transactions have been eliminated. The accounts of the Company's parent, RACI Holding, Inc. ("Holding"), which owns 100% of the issued and outstanding common stock of Remington, are not presented herein. Significant transactions between the Company and Holding and the related balances are reflected in the consolidated financial statements and related disclosures.

         A revision to the classification of licensing income from selling, general, and administrative expense to other income was made to financial information from prior periods to conform with the current presentation format. The change in classification did not have a material impact on any previously reported financial condition, results of operations or cash flows of the Company. (See Note 4, Advertising and Promotions, for amounts). In addition, as a result of the sale of specified assets of the fishing line business on February 9, 2004, the results of these operations have been included in discontinued operations and results from prior periods have been classified accordingly (See Note 3).

Note 2--Description of the Business

        The Company is engaged in the design, manufacture and sale of primarily sporting goods products for the hunting/shooting sports and related markets, as well as certain federal agency, law enforcement, and military products. The Company is also engaged in the business of selling surveillance technology products to the federal agency and law enforcement markets. In addition, the Company is partnered in a joint venture to sell advanced license plate reading technology products to state and local law enforcement agencies along with certain federal agencies. The Company's product lines consist of firearms, ammunition, hunting/gun care accessories, clay targets, powdered metal products, and technology and security products sold under the Remington name and other labels.

Note 3--Discontinued Operations

        On February 6, 2004, Remington and its wholly-owned subsidiary RA Brands entered into an Asset Purchase Agreement (the "Stren Asset Purchase Agreement") with Pure Fishing, Inc. and its wholly-owned subsidiaries Pure Fishing I, LLC and Pure Fishing II, LLC (collectively, the "Purchasers"), pursuant to which Remington and RA Brands sold to the Purchasers certain specified assets relating to Remington's fishing line business, effective as of February 9, 2004. The assets sold consisted of specified machinery and equipment, inventory, purchase orders and other contracts, trademarks, tradenames and other intellectual property, records, claims, and goodwill, in each case relating to Remington's fishing line business, which had been part of the All Other reporting segment.

        The purchase price paid to Remington and RA Brands for the assets sold was $44.0 in cash, $1.0 of which was placed into escrow as security for certain post-closing obligations to procure certain materials for the Purchasers. On May 12, 2004, the amount placed into escrow of $1.0 was paid to Remington by the Purchasers. The Company applied the $43.0 in cash proceeds to pay down the then outstanding balance under Remington's senior secured revolving credit facility (the "Credit Facility") on February 9, 2004, and the $1.0 in cash proceeds released from escrow were used to pay down Remington's then outstanding Credit Facility balance on May 12, 2004. The assets sold had a net book value of approximately $17.9 and Remington retained net working capital of approximately $1.7. The gain that was recorded in 2004 on the sale of discontinued operations was approximately $13.6, net of income taxes. The gain of approximately $13.6 reflects the release of the $1.0 escrow amount and adjustments to the estimates of costs associated with the sale based on remaining obligations with respect to the sale as of December 31, 2004.

        Pursuant to the Stren Asset Purchase Agreement, Remington agreed not to compete with the Purchasers in the fishing line business for a period of five years, and also agreed to provide the Purchasers with certain transitional services and other services and rights relating to the sale of Remington's fishing line business, which have been completed.

        The following represents a summary of key components of income from discontinued operations:

	December 31,	December 31,	December 31,
Discontinued Operations:	2004	2003	2002
Net Sales	$ 3.3	$ 16.4	$ 19.1
Pre-tax operating results	0.2	4.1	6.6
Interest expense allocation	0.1	1.8	1.8
Income from operations, after tax	--	1.4	2.9

         Included in income from discontinued operations is an allocation of interest expense of $0.1, $1.8, and $1.8 for the years ended December 31, 2004, 2003, and 2002, respectively. The interest expense allocation is based on the Company being required to make a payment of $43.0 against its outstanding borrowings under the revolving Credit Facility with the proceeds received at the closing of the transaction on February 9, 2004. The interest expense allocation was computed by taking the $43.0 revolver balance required to be paid down at the time of the sale closing, multiplied by the weighted average interest rate through February 9, 2004 for 2004, and for the years ended 2003 and 2002. The Stren business has historically allocated interest expense (approximately $0.2 annually) as a result of actual working capital balances for the fishline business during each of the full years in the mentioned period.

        In the aforementioned transaction, certain specified assets of $18.0 at December 31, 2003 were reclassified to assets held for sale in the consolidated balance sheet. The assets were sold on February 9, 2004.

December 31,
Assets Held for Sale:	2003
Inventories, net	$ 6.3
PP&E	0.2
Intangibles	11.5
Total Assets of Discontinued Operations	$ 18.0

Note 4--Summary of Significant Accounting Policies

        Cash and Cash Equivalents:

        Cash and cash equivalents include demand deposits with banks and highly liquid investments with remaining maturities, when purchased, of three months or less.

        Inventories:

        Inventories are stated at the lower of cost or market. The cost of inventories is determined by the first-in, first-out ("FIFO") method. Inventory costs associated with Semi-Finished Products and Finished Products include material, labor, and overhead; while costs associated with Raw Materials include only material. The Company provides inventory allowances for any excess and obsolete inventories.

        Supplies:

        The cost of supplies is determined by the average cost method adjusted to the lower of cost and market.

        Service and Warranty:

        The Company supports service and repair facilities for all of its firearm products, with the exception of the Spartan Gunworks product line, which is serviced and repaired by its third party vendor, in order to meet the service needs of its distributors, customers and consumers worldwide. The Company provides consumer warranties against manufacturing defects in all firearm products it sells in North America. Estimated future warranty costs are accrued at the time of sale. Product modifications or corrections are voluntary steps taken by the Company to assure proper usage or performance of a product by consumers. The cost associated with product modifications and/or corrections is recognized in accordance with Statement of Financial Accounting Standard No. 5, Accounting for Contingencies ("SFAS 5"), and charged to operations.

        Property, Plant and Equipment:

        Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated lives of the assets. The estimated useful lives are principally 20 to 40 years for buildings and improvements, and 5 to 15 years for machinery and equipment. In accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), management assesses property, plant and equipment for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, management projects undiscounted future cash flows resulting from the use of the asset over the remaining life of the asset. If these projected cash flows are less than the carrying amount of the asset, an impairment loss is recognized, resulting in a write-down of property, plant and equipment with a corresponding charge to operating income. Any impairment loss is measured based upon the difference between the carrying amount of the asset and the present value of future cash flows. The Company uses a discount rate equal to its average cost of funds to discount the expected future cash flows. There were no significant assets deemed impaired as of December 31, 2004, 2003 and 2002.

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

        Interest is capitalized in connection with the construction of major projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's useful life. There was no capitalized interest in 2004 or 2003. Approximately $0.1 of interest was capitalized in 2002.

        Goodwill, Goodwill Impairment, Intangible Assets and Debt Issuance Costs:

        Prior to January 1, 2002, intangibles, consisting primarily of goodwill, trade names and trademarks, were amortized on a straight-line basis over their estimated useful lives of 40 years. The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142") on January 1, 2002 and has accounted for its goodwill, intangible assets, and debt issuances costs pursuant to SFAS 142 since that time. Accordingly, management assesses goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, management projects undiscounted future cash flows resulting from the use of the asset associated with the identified reporting unit. If these projected cash flows are less than the carrying amount of the goodwill, an impairment loss is recognized, resulting in a write-down of goodwill with a corresponding charge to operating income. The impairment loss is measured based upon the difference between the carrying amount of the goodwill and the present value of future cash flows. The Company uses a discount rate equal to its average cost of funds to discount the expected future cash flows. Debt issuance costs are amortized over the life of the related debt or amendment.

        Amortization expense for debt issuance costs in 2004, 2003, and 2002 was $1.9, $1.8, and $1.9, respectively, and is expected to be approximately $1.8 in 2005, $1.7 in 2006, $1.6 in 2007, $1.1 in 2008 and $1.0 in 2009.

        Financial Instruments:

        The Company does not use financial instruments for trading purposes. Financial instruments, which are a type of financial derivative instrument, are used to manage well-defined commodity price risks and are considered hedges when certain criteria are met.

        All of the Company's commodity futures contracts are accounted for as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS 138") and Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 133, as amended requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The fair value of the Company's cash flow hedges at the time of purchase are recorded on the balance sheet in the Prepaid Expenses and Other Current Assets line, and are marked to fair value at each balance sheet date. Gains and losses associated with these changes in fair value are recorded on the balance sheet as other comprehensive income and recognized in the statement of operations as a component of the cost of the related inventory when the inventory is sold.

        To the extent that the Company's cash flow hedges are deemed ineffective, under the criterion of FAS 133, as amended, at hedging the commodity price risk, the portion of ineffectiveness would be required to be recognized in the statement of operations immediately. No ineffectiveness has been recorded in 2004, 2003, or 2002.

        Market values of financial instruments were estimated in accordance with Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS 107"), and are based on quoted market prices, where available, or on current rates offered to the Company for debt with similar terms and maturities. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values. See Note 21 and Item 7A "Quantitative and Qualitative Disclosures about Market Risk."

        Stock Options:

        All stock purchase and option plans outstanding are associated with common shares of Holding. Based on the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation ("SFAS 148"), Holding is considered a principal stockholder of the Company that grants or otherwise transfers directly stock–based compensation to employees of the Company. Accordingly, the Company is required to account and disclose for these stock–based compensation agreements in accordance with the provisions of FAS 123.

        Since options have been granted at an option exercise price equal to the estimated fair value of the underlying Common Stock, no compensation expense has been recognized with respect to grants of stock options granted to date. Had compensation expense for such option grants been recognized under SFAS 123, as amended, based on the fair value of such options at the grant dates thereof in 2004, 2003 and 2002, the Company's net income and income per share on a pro forma basis would have been as follows:

		2004	2003	2002

Net Income	As Reported	$(4.0)	$(3.2)	$20.0
Add:	Stock-based employee compensation expense included in
	reported net income, net of related tax effects	-	2.7	-
Deduct:	Total stock-based employee compensation expense determined
	under fair value based method for all awards, net of related tax effects	-	(1.8)	-

Net Income	Pro forma	$(4.0)	$(2.3)	$20.0

        In February 2003, Holding distributed on behalf of Remington a special payment to holders of all stock options (in connection with the acceleration and resulting cancellation of the options) of approximately $220.31 per share, in an aggregate amount of $4.5, which is $2.7, net of tax, as accounted for under APB Opinion No. 25. The expense to be recorded for 2003 under SFAS No. 123 would have been approximately $1.8. The compensation expense associated with these options would have been recorded in prior years under SFAS 123, as amended by SFAS 148.

        For purposes of the foregoing, the fair value of each option grant is estimated as of the date of grant using a modified-Black Scholes Option Model with the following weighted average assumptions for:

	2003		2002
Risk Free Interest Rate	3.3%		3.2%
Dividend Yields	0.0%		0.0%
Volatility Factor	0.0%		0.0%
Weighted Average Expected Option Life	0.8	years	3.5	years

        There were no option grants in 2004 and therefore assumption disclosures for that period are not applicable.

Income Taxes:

        Income tax expense is based on pretax financial accounting income. The Company recognizes deferred tax assets and liabilities based on the difference between the financial reporting and tax bases of assets and liabilities, applying tax rates applicable to the year in which the differences are expected to reverse, in conjunction with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). A valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be realized. Because the Company files its income taxes in a consolidated tax return with Holding, the cash taxes paid or received supplemental cash flow disclosure reflects the total impact of any cash taxes paid or received on behalf of Holding.

Product Liability:

        The Company provides for estimated defense and settlement costs related to product liabilities when it becomes probable that a liability has been incurred and reasonable estimates of such costs are available in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”). The Company maintains insurance coverage for product liability claims, subject to certain policy limits and to certain self-insured retentions for personal injury or property damage relating to occurrences arising after December 1, 1993. The current insurance policy extends through November 30, 2005. Product liabilities are recorded at the Company’s most probable exposure in accordance with SFAS 5, including consideration of historical payment experience and the self insured retention insurance. For the year ended December 31, 2004, there were no recoveries recorded. For the years ended December 31, 2003 and 2002, there were recoveries totaling $1.0, and $2.7, respectively, which represented claims paid in excess of the self-insured retention amounts. The Company’s estimate of its liability for product liability cases and claims outstanding at December 31, 2004 and 2003 is $13.4 and $15.2, respectively. Management uses independent advisors in their determination of the accrual. The Company made total product liability payments in 2004, 2003, and 2002 of $2.8, $3.2, and $4.4, respectively (including pre-Acquisition occurrences for which the Company assumed responsibility). See Note 17.

Revenue Recognition:

        Sales, net of an estimate for discounts, returns, rebates and allowances, and related cost of sales are recorded in income when goods are shipped at which time risk of loss and title transfers to the customer in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”) as amended by Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Sales are presented net of Federal Excise Taxes of $33.5, $31.2 and $33.5 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

        Shipping and Handling Costs:

        Shipping and handling costs included in Selling, General and Administrative expense are expensed as incurred. In 2004, 2003 and 2002 shipping and handling costs totaled $10.9, $9.4 and $9.5, respectively.

        Advertising and Promotions:

        Advertising and promotional costs including print ads, commercials, catalogs, brochures and co-op are expensed during the year incurred. Advertising and promotional costs totaled $11.7 in 2004, $11.4 in 2003 and $10.8 in 2002. The Company licenses certain of its brands and trademarks. The income from such licensing was $2.6, $2.4 and $2.9 in 2004, 2003 and 2002, respectively, which is reflected in Other (Income) Expense.

        Research and Development Costs:

        Internal research and development costs including salaries, administrative expenses, building costs of our research and development facility, and related project expenses are expensed as incurred. Research and development costs totaled $6.1 in each of the years ended 2004, 2003 and 2002.

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

        Pension and Postretirement:

        The Company accounts for its pension and supplemental employee retirement plans under Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (“SFAS 87”) and Statement of Financial Accounting Standards No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (“SFAS 88”). The Company accounts for its postretirement plan under Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”). Unrecognized prior service costs are amortized over the estimated remaining service lives of employees. The unrecognized net gain or loss resulting from changes in the amount of either the projected benefit obligation or plan assets from experience different from that assumed is amortized over five years. The disclosures associated with the Company’s pension and postretirement plans are made under the provisions of Statement of Financial Standards No. 132R, Employers’ Disclosures about Pension and Other Postretirement Benefits, an update of FASB Statements No. 87, 88, and 106 (“SFAS 132R”).

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

         Unconsolidated Joint Venture:

        Our unconsolidated joint venture is accounted for under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”). Equity method accounting was determined based upon the provisions of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51 (“FIN 46R”), as the joint venture is a variable interest entity for which the Company was not the primary beneficiary. Accordingly, the Company recognizes an investment on its statement of financial position at the carrying value of the Company’s cumulative cash contributions to the joint venture, adjusted for the Company’s cumulative equity in earnings (recorded in the “Other Noncurrent Assets” line), and the Company’s 50% share of the joint venture’s equity in earnings (loss), or operating results, are recorded net of tax in the statement of operations (recorded in the “Equity in Earnings (Loss) from Unconsolidated Joint Venture, net of tax” line).

         Recent Accounting Pronouncements:

          In May 2004, the FASB issued Financial Staff Position (FSP) SFAS No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”), which is effective as of the first interim period beginning after June 15, 2004. On December 8, 2003, President Bush signed the Act into law, which introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to that provided under the Act. FSP SFAS No. 106-2 supersedes FSP FAS 106-1, and clarifies accounting guidance for the Act’s subsidy provisions given to health care plan sponsors who provide specified levels of postretirement healthcare benefits. The Company has adopted the Act and the Act had no material impact on its consolidated financial condition and consolidated results of operations.

        In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). This Statement clarifies the types of costs that should be expensed rather than capitalized as inventory. SFAS 151 clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005 and the Company will adopt this standard in fiscal 2006. The Company has not determined the impact, if any, that this statement will have on its consolidated financial statements.

        In November 2004, the FASB issued Financial Staff Position (FSP) SFAS No. 109-1 “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 requires that any tax deductions received from the American Jobs Creation Act of 2004 (“Jobs Act”) associated with “qualified production activities income” should be treated as a special deduction in the Company’s SFAS 109 calculation. The Jobs Act and its related deductions are not effective for the Company until fiscal 2005. The Company has adopted FSP 109-1 as of December 31, 2004.

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”), and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and the Company will adopt this standard in fiscal 2006. The Company has not determined the impact, if any, that this statement will have on its consolidated financial statements.

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the Company will adopt the standard in the third quarter of 2005. The Company has not determined the impact, if any, that this statement will have on its consolidated financial statements.

Note 5—Concentrations of Credit Risk

        Concentrations of credit risk with respect to trade accounts receivable are generally insignificant, except as noted below, due to the large number of customers comprising the Company’s customer base. The Company reviews a customer’s credit history before extending credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Recoveries, net of any bad debt expense, were ($0.1), ($0.7) and ($0.3) for years 2004, 2003 and 2002, respectively. The allowance for doubtful accounts amounted to $0.5 as of December 31, 2004 and 2003.

        Sales to the Company’s largest customer, Walmart, comprised approximately 16% of sales in 2004, 19% of sales in 2003 and 22% of sales in 2002. The accounts receivable balance from Walmart comprised approximately 8% and 14% at December 31, 2004 and 2003, respectively; no other customer accounted for sales equal to or greater than 10% of sales for the years presented.

        At December 31, 2004, two other customers comprised approximately 20% and 10%, respectively, of the outstanding accounts receivable balance. No other customers accounted for accounts receivable greater than 10% at December 31, 2004.

Note 6—Inventories

        At December 31, Inventories consist of the following:

	2004	2003
Raw Materials	$ 17.5	$ 13.9
Semi-Finished Products	19.3	18.9
Finished Products	55.8	52.9
Total	$ 92.6	$ 85.7

Note 7—Property, Plant and Equipment

        At December 31, Property, Plant and Equipment consist of the following:

	2004	2003
Land	$ 1.5	$ 1.5
Building and Improvements	26.0	25.1
Leased Assets	4.9	4.9
Machinery and Equipment	146.0	143.5
Construction in Progress	7.5	3.4
Subtotal	185.9	178.4
Less: Accumulated Depreciation	(110.6)	(102.6)
Total	$ 75.3	$ 75.8

        Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $9.2, $9.5, and $10.0, respectively. Accumulated depreciation on capital leases was $4.5 and $4.1 as of December 31, 2004 and 2003, respectively.

Note 8--Goodwill and Other Intangible Assets

        Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standard No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which requires goodwill and other intangible assets with indefinite lives acquired in a business combination before July 1, 2001 not be amortized. The Statement further requires that the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of the standard and annually thereafter or upon an occurrence of certain events.

        The Company continues to monitor one of the business units in the All Other reporting segment which had a carrying value of $3.4 at September 30, 2004, when management's SFAS 142 analysis showed no impairment. It is reasonably possible the Company could be required to recognize an impairment if an adverse trend of profitability were to occur. No impairment provision was necessary for December 31, 2004, 2003, and 2002.

        Goodwill and Trademarks of $5.9 and $5.6, respectively, were reclassified to Assets Held for Sale in 2003. The carrying amount of goodwill and trademarks attributable to each reporting segment are outlined in the following tables:

	December 31,	December 31,
Goodwill	2004	2003
Firearms	$ 12.8	$ 12.8
Ammunition	5.2	5.2
All Other	2.9	2.9
Total	$ 20.9	$ 20.9
	December 31,	December 31,
Trademarks	2004	2003
Firearms	$ 20.4	$ 20.4
Ammunition	19.4	19.4
All Other	2.0	2.0
Total	$ 41.8	$ 41.8

Note 9--Other Accrued Liabilities

At December 31, Other Accrued Liabilities consist of the following:

	2004	2003
Marketing	$ 6.2	$ 6.1
Healthcare Costs	6.6	6.9
Retiree Benefits	7.1	5.8
Workers Compensation	3.3	2.9
Other	11.1	7.0
Total	$ 34.3	$ 28.7

Note 10--Warranty Accrual

        The Company provides consumer warranties against manufacturing defects on all firearm products it sells in North America, with the exception of the Spartan Gunworks product line, which is warranted by its third party vendor. Estimated future warranty costs are accrued at the time of sale, using the percentage of actual historical repairs to shipments for the same period, which is included in other accrued liabilities. Product modifications or corrections are voluntary steps taken by the Company to assure proper usage or performance of a product by consumers. The cost associated with product modifications and or corrections are recognized in accordance with Statement of Financial Accounting Standard No. 5, Accounting for Contingencies, and charged to operations. Activity in the warranty accrual consisted of the following at:

	2004	2003
Balance at January 1	$ 0.8	$ 0.9
Current period accrual	2.8	2.7
Current period charges	(2.8)	(2.8)
Balance at December 31	$ 0.8	$ 0.8

        In addition to our warranty accrual, we have a nationwide product safety program under which we offer to clean, inspect and modify certain bolt action centerfire firearms manufactured prior to 1982 to remove the bolt-lock feature. As of December 31, 2004, our accrual for the costs of the product safety program was less than $0.1.

Note 11--Retiree Benefits

        Pension Plans:

        The Company sponsors a defined benefit pension plan (the "Plan") and a supplemental defined benefit pension plan (the "SERP"). Under the provisions of SFAS No. 132R, the disclosure requirements for the Plan and the SERP have been combined.

Change in Benefit Obligation:

	2004	2003
Benefit Obligation at Beginning of Year	$ 147.1	$ 121.2
Service Cost	5.0	4.2
Interest Cost	9.1	8.1
Actuarial Assumption Changes	5.4	10.0
Actuarial (Gain)/Loss	(1.7)	6.7
Benefits Paid	(3.4)	(3.1)
Benefit Obligation at End of Year	$ 161.5	$ 147.1

Change in Plan Assets:

	2004	2003
Fair Value of Plan Assets at Beginning of Year	$ 97.5	$ 78.1
Actual Return on Plan Assets	9.3	17.7
Employer Contributions	6.5	5.3
Benefits Paid(Expenses)	(3.7)	(3.6)
Fair Value of Plan Assets at End of Year	$ 109.6	$ 97.5

	2004	2003
Funded Status	$ (51.9)	$ (49.6)
Unamortized Prior Service Cost	(1.3)	(1.5)
Unrecognized Net Actuarial Loss	27.2	30.6
Net amount recognized in the statement of financial position	$ (26.0)	$ (20.5)

Amounts recognized in the statement of financial position as of December 31 consist of:

	2004	2003
Accrued Benefit Liability	$ (29.3)	$ (25.0)
Intangible Asset	0.2	0.2
Accumulated other comprehensive income	3.1	4.3
Net Amount Recognized	$ (26.0)	$ (20.5)

        The following is certain information about our pension plans that have accumulated benefit obligations in excess of the fair value of their plan assets as of December 31:

	2004	2003
Projected benefit obligation	$ 161.5	$ 147.1
Accumulated benefit obligation	138.9	122.5
Fair value of plan assets	109.6	97.5

Components of Net Periodic Pension Cost:

	2004	2003	2002
Service Cost	$ 5.0	$ 4.2	$ 4.3
Interest Cost	9.1	8.1	8.0
Expected Return on Assets	(8.0)	(7.4)	(7.4)
Amortization of Prior Service Cost	(0.2)	(0.2)	(0.2)
Recognized Net Actuarial Loss	6.1	2.7	2.2
Net Periodic Pension Cost	$ 12.0	$ 7.4	$ 6.9

Weighted average assumptions used to determine net periodic pension cost for years ended December 31:

	2004	2003	2002
Discount Rate	6.25%	6.75%	7.25%
Expected Long-Term return on plan assets	8.00	8.00	8.00
Rate of Compensation Increase	4.00	4.00	4.50

Weighted average assumptions used to determine benefit obligations at December 31:

	2004	2003	2002
Discount Rate	6.00%	6.25%	6.75%
Rate of Compensation Increase	4.00	4.00	4.00

        It is our policy to review the pension assumptions annually. Pension benefit income or expense is determined using assumptions as of the beginning of the year, while the funded status is determined using assumptions as of the end of the year. The assumptions are determined by management and established at the respective balance sheet date using the following principles: (1) The expected long-term rate of return on plan assets is established based upon historical actual asset returns and the expectations of asset returns over the expected period to fund participant benefits based on the current investment mix of the Plan; (2) The discount rate is set based on the yield of high quality fixed income investments expected to be available in the future when cash flows are paid; and (3) The rate of increase in compensation levels is established based on the management's expectations of current and foreseeable future increases in total eligible compensation, while maintaining a consistent inflation component for all economic assumptions. In addition management considers advice from independent actuaries on each of these three assumptions.

        Our investment strategy for Plan assets is based on the long-term growth of principle while attempting to mitigate overall risk to ensure that funds are available to pay benefit obligations. The Plan has adopted a strategic asset allocation designed to meet the Plan's long-term obligations. The Plan's assets are invested in a variety of investment classes, including domestic and international equities, domestic and international fixed income securities and other investments. Allowable investment structures include mutual funds, separate accounts, commingled funds, and collective trust funds. Prohibited investments include commodities, private placements, and derivative instruments used solely for leverage.

        The Plan weighted average asset allocations at December 31, 2004, and 2003, by asset category are as follows:

	Target		Actual
	Allocations		Allocations
	2004	2003	2004	2003
Asset Category:
Domestic equity funds	40.0%	40.0%	42.0%	43.0%
International equity funds	10.0	10.0	11.0	10.0
Domestic fixed income funds	40.0	40.0	34.0	36.0
International fixed income funds	10.0	10.0	10.0	10.0
Cash and cash equivalents	--	--	3.0	1.0
Total	100.0%	100.0%	100.0%	100.0%

Anticipated Contributions:

        The Company expects to make cash contributions of approximately $7.1 to the Plan in 2005.

        Estimated Future Benefit Payments — Following is a summary, as of December 31, 2004, of the estimated future benefit payments for our pension plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter.

2004
2005	$ 4.0
2006	4.4
2007	5.0
2008	5.7
2009	6.6
Years 2010-2014	50.8

Savings Plans:

        The Company sponsors a qualified defined contribution plan and matches 50% of a participant's contributions up to a maximum of 6% of a participant's compensation. All employees hired after May 31, 1996 are also eligible for a discretionary contribution. The Company's matching expense and contribution to this plan was approximately $1.4 in each of 2004, 2003, and 2002.

        Effective January 1, 1998, the Company adopted a non-qualified defined contribution plan. The Company's matching expense and contribution was $0.1 in each of 2004, 2003 and 2002.

Postretirement Benefit Plan:

        The Company sponsors an unfunded postretirement defined benefit plan which provides certain employees and their covered dependents and beneficiaries with retiree health and welfare benefits.

Change in Benefit Obligation:

	2004	2003
Benefit Obligation at Beginning of Year	$ 21.1	$ 19.2
Service Cost	0.6	0.6
Interest Cost	1.3	1.2
Plan Participants' Contributions	--	--
Amendments	(0.8)	(0.8)
Actuarial Loss/(Gain)	0.2	1.7
Benefits Paid	(0.7)	(0.8)
Benefit Obligation at End of Year	$ 21.6	$ 21.1

Accrued Benefit Cost:

	2004	2003
Funded Status	$ (21.6)	$ (21.1)
Unrecognized Net Actuarial (Gain)/loss	3.9	4.7
Unrecognized Prior Service Cost	(5.7)	(5.5)
Accrued Postretirement Benefit Obligation	$ (23.4)	$ (21.9)

Components of Net Periodic Benefit Cost for the year ended December 31:

	2004	2003	2002
Service Cost	$ 0.6	$ 0.6	$ 0.6
Interest Cost	1.3	1.2	1.3
Net Amortization and Deferral	0.3	(0.2)	(0.1)
Net Periodic Benefit Income/(Expense)	$ 2.2	$ 1.6	$ 1.8

Weighted average assumptions used to determine net periodic benefit cost for years ended December 31:

	2004	2003	2002
Discount Rate	6.25%	6.75%	7.25%
Rate of compensation increase	4.00%	4.00%	4.50%

Assumed Healthcare cost trend rates at December 31:

	2004	2003	2002
Healthcare cost trend rate assumed for next year	8.05%	8.80%	9.45%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	3.25%	3.50%	4.00%
Year that the rate reaches the ultimate trend rate	2011	2011	2011

Weighted average assumptions used to determine benefit obligations at December 31:

	2004	2003
Discount Rate	6.00%	6.25%
Rate of compensation increase	4.0%	4.0%

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point	Point
	Increase	Decrease
Effect on total of service and interest cost	$0.1	$0.1
Effect on accumulated postretirement benefit obligation	1.1	1.0

        Estimated Future Benefit Payments -- Following is a summary, as of December 31, 2004, of the estimated future benefit payments for our postretirement benefit plan in each of the next five fiscal years and in the aggregate for five fiscal years thereafter.

2004
2005	$ 0.7
2006	0.9
2007	1.1
2008	1.4
2009	1.7
Years 2010-2014	11.8

Note 12--Debt

        At December 31, long-term debt consisted of the following:

	2004	2003
Revolving Credit Facility	$ 1.8	$ 28.3
10.5% Senior Subordinated Notes due 2011	200.0	200.0
Capital Lease Obligations (Note 13)	0.8	1.3
Due to RACI Holding, Inc	0.9	0.9
Subtotal	203.5	230.5
Less: Current Portion	0.6	0.5
Total	$ 202.9	$ 230.0

        On February 8, 2005, in connection with the passage of the one year requirement under the indenture governing the Notes referred to below to invest proceeds from the sale of the fishing line business in productive assets, the Company entered into a fourth amendment under the Credit Facility primarily to permanently reduce its commitments under the Credit Agreement from $125.0 million to $101.0 million and to amend the availibility requirements as indicated below. As a result of the reduction in borrowing capacity, and in accordance with Emerging Issues Task Force No. 98-14 ("EITF 98-14"), the Company reduced its debt acquisition costs by $0.5 upon signing of the fourth amendment to the Credit Facility in February 2005, the expense for which will be recorded in the Other Expense line item on the Company's Statement of Operations.

        The Company's Credit Facility, as amended, provides up to $101.0 of borrowings under an asset-based senior secured revolving credit facility through January 23, 2008. Amounts available under the Credit Facility are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable and eligible inventory and other limitations. The Credit Facility also includes a letter of credit sub-facility of up to $15.0.

        As a result of the Company's financial performance the Credit Facility was amended on two separate occasions during 2003. These amendments limit the Company's borrowing capacity by creating a minimum availability restriction through the earlier of (i) March 30, 2006 and (ii) subject to meeting specified financial targets, such date as the Company may determine (such period, the "Availability Test Period"). In addition, during the Availability Test Period, the Company must maintain specified minimum rolling four quarter levels of Consolidated EBITDA (as defined in the Credit Facility).

        Pursuant to the foregoing amendments, key terms of the Credit Facility, as amended, now include the following:

(1)	The minimum amount of availability required to be maintained during the Availability Test Period is $20.0 (except during any single period of up to 60 consecutive days from June through September of each year during the Availability Test Period, when such minimum availability requirement is $10.0). For any period during the Availability Test Period when such minimum availability requirement is not met, the Company must maintain (i) a maximum leverage ratio of 6.0 to 1.0 and (ii) a minimum fixed charge coverage ratio of 1.1 to 1.0. So long as the minimum availability requirement is met during the Availability Test Period, there is no requirement for the Company to meet the maximum leverage ratio or the minimum fixed charge coverage ratio.

(2)	The Company is required to maintain specified minimum rolling four quarter levels of Consolidated EBITDA(as defined in the Credit Facility) during the Availability Test Period.
(3)	All of Remington's existing and future domestic subsidiaries are either co-borrowers under, or guarantors of, the Credit Facility. The Credit Facility is secured by substantially all of the Company's real and personal property, including without limitation the capital stock of the Company's subsidiaries.
(4)	Amounts outstanding under the Credit Facility bear interest at a rate equal to, at the Company's option, (1) an alternate base rate plus an applicable margin, or (2) a reserve adjusted LIBOR rate plus an applicable margin. These margins are subject to periodic adjustment based on certain levels of financial performance at various times during the term of the Credit Facility.
(5)	The Credit Facility contains limitations on capital expenditures exceeding $12.5 during any fiscal year,adjusted upward for any previously unspent amounts in prior years that were less than the annual $12.5 limitation.
(6)	The Credit Facility contains limitations on indebtedness, liens, investments, mergers and other acquisitions, asset dispositions, transactions with affiliates, and dividends and other distributions.
(7)	The Credit Facility contains customary events of default.
(8)	The Company is required to pay certain fees in connection with the Credit Facility, including (1) letter of credit fees, (2) agency fees and (3) an unused commitment fee of 0.375% which is payable if the average outstanding Credit Facility balance is 50% or more of the aggregate revolving commitments in effect on the first day of such month, subject to adjustment upward to 0.500% if the average outstanding Credit Facility balance for any month is less than 50% of the aggregate revolving commitments in effect on the first day of such month.
(9)	(The Credit Facility contains other customary affirmative and negative covenants: including but not limited to those listed above.

        The interest rate margin for the ABR and the Euro-Dollar loans at December 31, 2004 is 1.50% and 3.00%, respectively. The weighted average interest rate under the Company's Credit Facility was 4.90% and 4.02% for the year ended December 31, 2004 and 2003, respectively.

        Loans under the Credit Facility mature on January 23, 2008. Commitment fees in 2004 were $0.5. The occurrence of certain changes in control is an event of default under the credit agreement for the Credit Facility and mandatory prepayments of borrowings may be required.

        As of December 31, 2004 the Company was in compliance with the financial covenants and expects to continue to be in compliance with the financial covenants under the Credit Facility, as amended. However, there can be no assurance that the Company will continue to be in compliance.

        The initial issuance and sale of the Company's $200.0 aggregate principal amount 10.5% Senior Notes due 2011 (the "Notes") was completed in a private offering on January 24, 2003. A portion of the proceeds from the issuance of the Notes was used for the redemption of all of the Company's 9.5% Senior Subordinated Notes due 2003 (the "Refinanced Notes"), at a redemption price equal to 100% of the aggregate principal amount of Refinanced Notes then outstanding of $86.9, plus accrued and unpaid interest. The Notes are redeemable at the option of the Company, in whole or in part, any time on or after February 1, 2007. The redemption price ranges from 105.3% of the principal amount in 2007 to 100% in the year 2009 and thereafter. The Notes may also be redeemed with proceeds of specified types of equity offerings prior to 2007, at a redemption price of 110.5% of the principal amount. In the event of a change in control, the Notes may be tendered at the option of the holders for the principal amount plus applicable interest and premium at that date. The Notes are unsecured senior obligations of the Company, ranking equal in right of payment with all existing and future senior indebtedness, if any, of the Company, including its indebtedness under the Credit Facility.

        The indenture for the Notes and the Credit Facility contain various restrictions on the Company's ability to incur debt, pay dividends and enter into certain other transactions. In addition, the Indenture permits repurchases of the Notes on the open market, subject to limitations that may be contained in the Credit Facility and the Indenture. As disclosed in the Company's 8-K filing on February 11, 2005, the Company obtained the consent of the requisite lenders under the Credit Facility to one or more such purchases of Notes in an aggregate amount of up to $5.0 on or before December 31, 2005, subject to compliance with specified conditions for the purchases.

        The principal payments of capital lease obligations outstanding at December 31, 2004, for the next three years are $0.8, $0.3 and zero respectively.

Note 13--Leases

        Future minimum lease payments under capital leases and noncancellable operating leases, together with the present value of the net minimum capital lease payments at December 31, 2004, are as follows:

	Capital	Operating
	Leases	Leases
Minimum Lease Payments for Years Ending December 31:
2005	$ 0.8	$ 1.5
2006	0.3	1.4
2007	--	1.3
2008	--	1.2
2009	--	1.2
Thereafter	--	1.2
Total Minimum Lease Payments	1.1	$ 7.8
Less: Amount representing interest	0.3
Present Value of Net Minimum Lease Payments	$ 0.8

        Rental expenses for operating leases for 2004, 2003 and 2002 were $1.8, $1.6 and $1.6.

Note 14--Stock Purchase and Option Plans

        As of December 31, 2004, Holding has reserved 39,615 shares of the Class A Common Stock, par value $.01 per share, of Holding ("Common Stock") for issuance in accordance with the terms of the RACI Holding, Inc. Stock Incentive Plan (the "1999 Stock Incentive Plan") and the RACI Holding, Inc. 2003 Stock Option Plan (the "2003 Stock Option Plan").

        As of December 31, 2004, 1,755 redeemable shares of Class A Common Stock, 6,938 redeemable deferred shares of Class A Common Stock and 728 matching options have been issued under the 1999 Stock Incentive Plan. Options to purchase 13,386 shares of Class A Common Stock have been granted under the 2003 Stock Option Plan.

        At December 31, 2004, management has assessed the fair value of Common Stock to be approximately $225.00 per share with the assistance of a third party valuation.

        At December 31, 2004 options to purchase 14,114 shares of Common Stock were outstanding, at a per share exercise price of $220.31, of which 242 options were exercisable. Subject to the continued service of any option-holder, 728 of the options vest ratably on the first, second and third anniversaries of the options' grant date; 6,693 of the options vest ratably on the fourth and fifth anniversaries of the options' grant date; and 6,693 of the options vest ratably on the first, second and third anniversaries of the options' grant date, provided that the annual performance target is achieved in each of the related three years or, if the annual performance target for a particular year is not met, but the cumulative performance target for the subsequent year is met, a proportionate amount of such options vest. If the performance targets are not achieved, subject to the continued service of any option holder, the options will vest on the ninth anniversary of the grant date. The vesting of options may be accelerated upon the occurrence of certain events specified in the plans including a change in control as defined therein. Options not exercised will expire on the tenth anniversary of the date of grant. The following is a summary of stock option activity under the 1999 Stock Incentive Plan and the 2003 Stock Option Plan:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1,	15,138	$220	65,528	$152	69,387	$151
Granted	-	-	15,138	$220	891	$185
Exercised	-	-	-	-	2,000	$100
Cancelled/Forfeited	1,024	$220	65,528	$152	4,750	$135

Outstanding at December 31,	14,114	$220	15,138	$220	65,528	$152

Exercisable at December 31,	242	$220	-	-	$46,045	$134

Weighted Average
Fair Value Options Granted	$12.20		$11.52		$36.40

        The exercise price of all outstanding options at December 31, 2004 is $220.31, and the weighted average contractual life on the unvested options outstanding at December 31, 2004 is estimated to be 3.6 years. Included in the 14,114 options above are 1,099 options that were granted in 2003 which are accounted for under FIN 44, "Accounting for Certain Transactions involving Stock Compensation". If the market value of class A common stock increases, Holding is required to recognize as expense, which will be pushed down to the Company since the holders of the options are employees of the Company, the incremental difference above the grant value. For the remaining 13,015 shares of stock, the Company has adopted the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation." See Note 4, "Summary of Significant Accounting Policies".

Note 15--Investment in Unconsolidated Joint Venture

        In August 2004, the Company entered into a joint venture agreement with ELSAG, Inc., an unaffiliated third party, to form Remington ELSAG Law Enforcement Systems, LLC ("RELES"). RELES sells and services a license plate reading technology sold to state and local law enforcement agencies along with certain federal agencies. The agreement gives Remington a 50% ownership interest. The agreement calls for each member to provide 50% of required capital investments and receive 50% of distributions, with a maximum contribution amount of $1.5 by each party. In addition, Remington provides certain administrative support functions, while ELSAG, Inc. provides product technology support.

        Management has assessed the acounting treatment of RELES under the provisions of FIN 46R and APB 18, and has concluded that RELES is a variable interest entity. However, as the Company is not the primary beneficiary, RELES is accounted for under the equity method of accounting. Accordingly, an investment is recognized on the Company's balance sheet at the carrying value of the Company's cumulative cash contributions to RELES adjusted for the Company's cumulative equity in earnings (loss) recorded on the Company's income statement (in the "Other Noncurrent Assets" line), and the Company's 50% share of RELES's operating results will be recorded in the Company's income statement (in the "Equity in Earnings (Loss) from Unconsolidated Joint Venture, net of tax" line) during each period that RELES produces financial results.

        On October 15, 2004, the Company made its initial cash contribution of approximately $0.3. There were no revenues in 2004 associated with RELES. As of year end, the following balances resulted:

Account	December 31, 2004
Investment in Unconsolidated Joint Venture	$ 0.2
Equity in (Earnings) Losses from Unconsolidated Joint Venture, net of tax of $0.1	$ -	-

        Through February 28, 2005, the Company has made a total of $0.5 in cumulative cash contributions to RELES.

Note 16--RACI Holding Recapitalization Transactions

        In the first quarter of 2003, Remington completed transactions related to the recapitalization of Holding:

(1)    A private offering of $200.0 principal amount of Notes, completed in January 2003. In the event of a change in control, the Notes may be tendered at the option of the holders for the principal amount plus applicable interest and premium at that date.

(2)    The refinancing by Remington of substantially all of its existing indebtedness through (i) the repayment of all amounts outstanding under Remington's prior senior secured credit agreement ("the Old Credit Agreement") concurrently with the termination of all commitments thereunder, and (ii) the redemption of all of the Refinanced Notes at a redemption price equal to 100% of the aggregate principal amount of Refinanced Notes then outstanding of $86.9, plus accrued and unpaid interest and (iii) the closing by Remington of a new Credit Facility, under which up to $125.0 of revolving credit commitments are available, subject to borrowing base and other limitations. The refinancing occurred in January 2003.

(3)    The issuance and sale by Holding, for $30.8, of 140,044 shares of common stock of Holding to Bruckmann, Rosser, Sherrill & Co. II, L.P. (the "BRS Fund") and others, in February 2003.

(4)    The distribution of 15,970 shares of common stock of Holding in respect of 15,970 deferred shares of Holding, the repurchase by Holding of 722,981 of the outstanding shares of common stock of Holding and the cancellation of 64,144 options in respect of common stock of Holding, in an aggregate amount of approximately $163.7, consisting of $130.8 million in cash and $32.9 aggregate principal amount of senior notes of Holding, or the Holding Notes. As of December 31, 2004, the Holding Notes had a carrying value of $35.0. The Clayton & Dubilier Private Equity Fund IV Limited Partnership holds all of the Holding Notes. Remington made a $100.0 dividend to Holding in connection with the funding of the repurchase. The repurchase occurred in February 2003.

Note 17--Commitments and Contingencies

Purchase Commitments

        The Company has various purchase commitments, approximating $10.4 for 2005, $3.7 for 2006, $2.0 for 2007, $0.2 for 2008, and $0.2 for 2009, for services incidental to the ordinary conduct of business, including, among other things, a services contract with its third party warehouse provider and commitments to the Company's joint venture RELES. Such commitments are not at prices in excess of current market prices. Included in the purchase commitment amount are the Company's purchase contracts with certain raw materials suppliers, for periods ranging from one to seven years, some of which contain firm commitments to purchase minimum specified quantities. However, such contracts had no significant impact on the Company's financial condition, results of operations, or cash flows during the reporting periods presented herein.

Product Liability Litigation

        Pursuant to the Purchase Agreement with Dupont for the Acquisition, the sellers in the Acquisition (the "Sellers") retained liability for, and are required to indemnify the Company against, (1) all product liability cases and claims (whenever they may arise) involving discontinued products, (2) all product liability cases and claims involving products that had not been discontinued as of the Acquisition ("extant products") and relating to occurrences that took place prior to the Acquisition and (3) certain environmental liabilities based on conditions existing at the time of the Acquisition. These indemnification obligations of the Sellers are not subject to any survival period limitation. The Company has no current information on the extent, if any, to which the Sellers have insured these indemnification obligations. Except for certain cases and claims relating to shotguns as described below and except for all cases and claims relating to products discontinued prior to the Acquisition, the Company generally bears financial responsibility for product liability cases and claims relating to occurrences after the Acquisition.

        Since December 1, 1993, the Company has maintained insurance coverage for product liability claims subject to certain self-insured retentions both on a per-occurrence basis and in the aggregate for personal injury or property damage relating to occurrences arising after the Acquisition. The Company believes that its current product liability insurance coverage for personal injury and property damage is adequate for its needs. The Company's current product liability insurance policy provides for a self-insured retention of $0.5 per occurrence up to the first $2.0 in claims, after which the self-insured retention increases to $0.8 per occurence. The current policy period runs from December 1, 2004 through November 30, 2005. The current policy has a batch clause endorsement, which in general provides that if a batch of the Company's products were to be defective, the Company's liability for expenses and damages related to the entire batch would be capped at the amount of self-insured retention for a single occurrence. The policy excludes from coverage any pollution-related liability. Based in part on the nature of the Company's products, and the impact on the insurance market of the events of September 11, 2001, there can be no assurance that the Company will be able to obtain adequate product liability insurance coverage upon the expiration of the current policy. Certain of the Company's current excess insurance coverage expressly does not apply to actions brought by municipalities.

        As a result of contractual arrangements, the Company manages the joint defense of product liability litigation involving Remington brand firearms and Company ammunition products for both Remington and the Sellers. As of December 31, 2004, 17 individual bodily injury cases and claims were pending, primarily alleging defective product design or manufacture, or failure to provide adequate warnings; some of these cases seek punitive as well as compensatory damages. The Company has previously disposed of a number of other cases involving post-Acquisition occurrences by settlement. Of the individual cases pending as of December 31, 2004, five involve matters for which the Sellers retained liability and are required to indemnify the Company. The remaining 12 pending cases involve post-Acquisition occurrences for which the Company bears responsibility under the Purchase Agreement; the Sellers have some responsibility for the costs of one of these cases involving certain shotguns.

Municipal Litigation

        In addition to these individual cases, as a manufacturer of shotguns and rifles, Remington was named in only three of the actions brought by approximately 30 municipalities, primarily against manufacturers, distributors and sellers of handguns: (i) City of Boston, et al. v. Smith & Wesson, et al., No. 99-2590 (Suffolk Super Ct.); (ii) City of St. Louis, Missouri v. Henry Cernicek, et al., No. 992-01209 (Cir. Ct. St. Louis) & 00 Civil 1895 (U.S. Dist. Ct. E.D. Missouri); and (iii) City of New York, et al. v. B.L. Jennings, Inc., et al., 00 Civil 3641 (JBW) (U.S. Dist. Ct. E.D.N.Y.). As a general matter, these lawsuits name several dozens of firearm industry participants as defendants and claim that the defendants' distribution practices allegedly permitted their products to enter a secondary market, from which guns can be obtained by unauthorized users; that defendants fail to include adequate safety devices in their firearms to prevent unauthorized use and accidental misuse; and that defendants' conduct has created a public nuisance. Plaintiffs generally seek injunctive relief and money damages (consisting of the cost of providing certain city services and lost tax and other revenues), and in some cases, punitive damages as well.

        Two of these cases (City of Boston and City of St. Louis) have been dismissed against all defendants, while the third has been limited to claims against handgun manufacturers (City of New York).

        To date, 15 municipal lawsuits have been dismissed and are no longer subject to appeal. Three more dismissals, including that involving local California governments, are on appeal. The remaining lawsuits are in various stages of motion practice and discovery. A majority of states have enacted some limitation on the ability of local governments to file such lawsuits against firearms manufacturers. In addition, similar legislation limiting such lawsuits on a federal level has been proposed in both houses of Congress. At the federal level, in April 2004, the House of Representatives approved legislation that would limit lawsuits against firearms manufacturers based on the criminal or unlawful acts of third parties. However, similar legislation pending in the Senate was recently defeated, and it is not certain whether it will be resubmitted this term. New versions of those bills were introduced in February 2005.

        In 2000 and 2001, Remington received and replied to civil investigative demands and subpoenae duces tecum from the State of Connecticut and the Federal Trade Commission ("FTC"). Remington, which makes only long guns, does not compete with Smith & Wesson, which makes handguns. The materials provided to these authorities were returned to

Remington within the past year, and it is the Company's understanding that the investigations have ended without any action being taken.

        In recognition of a nd support of certain legal and legislative initiatives, the shooting sports industry established the Hunting and Shooting Sports Heritage Fund of which the Company is a member. Contributions expensed in 2004, 2003, and 2002 were $0.5, zero, and $0.8, respectively.

Litigation Outlook

        Because the Company's a ssumption of financial responsibility for certain product liability cases and claims involving pre-Acquisition occurrences was limited to an amount that has now been fully paid, with the Sellers retaining liability in excess of that amount and indemnifying the Company in respect of such liabilities, and because of the Company's accruals with respect to such cases and claims, the Company believes that product liability cases and claims involving occurrences arising prior to the Acquisition are not likely to have a material adverse effect upon the financial condition, results of operations, or cash flows of the Company. Moreover, although it is difficult to forecast the outcome of litigation, the Company does not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, the Company's accruals for the uninsured costs of such cases and claims and the Sellers' agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as well as the type of firearms products made by the Company), that the outcome of all pending post-Acquisition product liability cases and claims will be likely to have a material adverse effect upon the financial condition, results of operations, or cash flows of the Company. Nonetheless, in part because the nature and extent of liability based on the manufacture and/or sale of allegedly defective products (particularly as to firearms and ammunition) is uncertain, there can be no assurance that the Company's resources will be adequate to cover pending and future product liability occurrences, cases or claims, in the aggregate, or that a material adverse effect upon our financial condition, results of operations, or cash flows will not result therefrom. Because of the nature of its products, the Company anticipates that it will continue to be involved in product liability litigation in the future.

        At December 31, 2004 and 2003, the Company's accrual for product liability cases and claims was $13.4 and $15.2, respectively. The amount of the Company's accrual for product liability cases and claims is based upon estimates developed as follows. We establish reserves for anticipated defense and disposition costs to us of those pending cases and claims for which we are financially responsible. Based on those estimates and an actuarial analysis of actual defense and disposition costs incurred by the Company with respect to product liability cases and claims in recent years, the Company determines estimated defense and disposition costs for unasserted product liability cases and claims. The Company combines the estimated defense and disposition costs for both pending and unasserted cases and claims to determine the amount of the Company's accrual for product liability cases and claims. It is reasonably possible additional experience could result in further increases or decreases in the period in which such information is made available. The Company believes that its accruals for such liability are adequate. The Company's accruals for losses relating to product liability cases and claims includes accruals for all probable losses the amount of which can be reasonably estimated. Based on the relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, the Company's accruals for the uninsured costs of such cases and claims and the Sellers' agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as well as the type of firearms products made by the Company), the Company does not believe with respect to product liability cases and claims that any reasonably possible loss exceeding amounts already recognized through the Company's accruals has been incurred.

Environmental

        The Company does not expect current environmental regulations to have a material adverse effect on the financial condition or results of operations. However, the Company's liability for future environmental remediation costs is subject to considerable uncertainty due to the complex, ongoing and evolving process of identifying the necessity for, and generating cost estimates for, remedial work. Furthermore, there can be no assurance that environmental regulations will not become more restrictive in the future. The Company has not identified any loss contingencies with respect to environmental remediation costs the realization of which the Company believes to be reasonably possible.

Note 18--Income Taxes

        The provision (benefit) for income taxes consists of the following components:

	2004	2003	2002
Federal:
Current	$ (5.2)	$ --	$ 7.5
Deferred	17.1	(3.5)	3.7
State:
Current	0.2	0.7	0.6
Deferred	1.6	(0.2)	0.2
	$ 13.7	$ (3.0)	$ 12.0

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	2004		2003
	Current	Noncurrent	Current	Noncurrent
Deferred tax assets:
Accrued employee and retiree benefits	$ 3.6	$ 17.5	$ 3.4	$ 15.7
Product, environmental and other liabilities	1.2	2.6	1.4	2.8
Receivables and inventory	3.4	0.1	3.8	0.1
Capitalized expenses	--	1.0	--	0.8
Other comprehensive income	--	1.1	1.7	--
State tax credits	0.2	0.6	0.7	--
Net operating losses	--	--	4.0	--
Total deferred tax assets	$ 8.4	$ 22.9	$ 15.0	$ 19.4
Valuation allowance	(8.4)	(6.8)	--	--
Net deferred tax asset	$ --	$ 16.1	$ 15.0	$ 19.4
Deferred tax liabilities:
Property, plant and equipment	$ -	$ (13.1)	$ -	$ (13.2)
Intangibles	--	(7.2)	--	(8.0)
Other comprehensive income	(1.5)	--	(0.8)	(0.1)
Total deferred tax liabilities	$ (1.5)	$ (20.3)	$ (0.8)	$ (21.3)
Net deferred tax liability	$ (1.5)	$ (4.2)	$ 14.2	$ (1.9)

        As of December 31, 2004, a valuation allowance of approximately $15.2 has been established against deferred tax assets as a charge against earnings in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). Realization of the deferred tax assets is largely dependent upon future profitable operations, if any, and the reversals of existing taxable temporary differences. As a result of pre-tax losses from continuing operations and future taxable income expected to arise primarily from the reversal of and creation of temporary differences for the foreseeable future, the Company determined that in accordance with SFAS No. 109, it is not appropriate to continue to recognize these deferred tax assets. Although there can be no assurance that such events will occur, the valuation allowance may be reversed in future periods to the extent that the related deferred income tax assets nolonger require a valuation allowance under the provisions of SFAS No. 109.

         Income tax payments were approximately $5.6, $1.8 and $8.5 in 2004, 2003 and 2002, respectively.

         At December 31, 2004 the Company has state tax credit carry-forwards of $0.7 for tax purposes; of which $0.1 expire between 2005 and 2018; and $0.6 may be carried forward until utilized.

        The following is a reconciliation of the statutory federal income tax rate to the Company's effective income tax rates:

	2004		2003		2002
Federal statutory rate	(35	.0)%	(35	.0)%	35.0%
State income taxes, net of Federal benefits	(1.3)		(4.2)		1.4
Permanent differences	0.6		(2.8)		0.4
Change in valuation allowance on deferred tax assets	391.0		--		--
Other	(3.8)		2.5		2.2
Effective income tax rate	351.5%		(39	.5)%	39.0%

Note 19- Issuance of Holding Redeemable Deferred Shares and Options

        In June 2003, certain current members of management were granted 6,693 service options and 6,693 performance options to purchase a total of 13,386 shares of Common Stock, under the RACI Holding, Inc. 2003 Stock Option Plan at an exercise price of $220.31 per share. One half of the service options vest and become exercisable on each of the fourth and fifth anniversaries of the grant date. One third of the performance options vest and become exercisable on each of the first three anniversaries of the grant date, provided that the annual adjusted EBITDA target of $60.0 or greater is achieved in each of the three years. Alternatively, if the annual adjusted EBITDA target for a particular year is not met, but the cumulative adjusted EBITDA target for the subsequent year is met, a proportionate amount of the options vest. The cumulative adjusted EBITDA targets for the second and third years are $120.0 and $180.0, respectively. If the adjusted EBITDA targets are not achieved, the performance options vest on the ninth anniversary of the grant date. The performance options issued in 2003 have not vested, as the Company has failed to meet the annual adjusted EBITDA target for 2003 and 2004.

        No redeemable deferred shares or options were issued or granted in 2004.

Note 20--Related Party Transactions

        BRSE, L.L.C. is the general partner of the BRS Fund, which owned 67.2% of the outstanding Common Stock of Holding at December 31, 2004, is a private investment fund managed by Bruckmann, Rosser, Sherrill & Co. L.L.C. ("BRS"). The Clayton & Dubilier Private Equity Fund IV Limited Partnership ("C&D Fund IV"), which owned 14.2% of the outstanding Common Stock of Holding at December 31, 2004, is a private investment fund managed by Clayton, Dubilier & Rice, Inc. ("CD&R"). Both BRS and CD&R receive an annual fee for management and financial consulting services provided to the Company and reimbursement of related expenses. Fees and expenses paid to CD&R were $0.6 in 2004, 2003 and 2002. Fees and expenses paid to BRS were $0.5 in 2004 and 2003. BRS did not receive any payments prior to 2003.

        Remington paid fees to the law firm of Debevoise & Plimpton LLP during 2004 for legal services rendered. Franci J. Blassberg, Esq., a member of Debevoise & Plimpton LLP, is married to Joseph L. Rice, III, a general partner of Associates IV. Fees and expenses paid to Debevoise & Plimpton LLP for 2004, 2003, and 2002 were $0.5, $2.8, and $1.5. A portion of the 2003 fees and expenses consisted of fees and expenses related to the Transaction and the offering of the old notes.

        On January 24, 2003, the Company declared and paid a $100.0 dividend to all shareholders of record in connection with the funding of the repurchase by Holding of Holding Common Stock completed on February 12, 2003. In connection with the re-capitalization, 64,144 outstanding options to purchase common stock of Holding were accelerated and subsequently cancelled, which resulted in $4.5 of other compensation expense based on the difference in the price paid for the acceleration of the options and the exercise price of the then outstanding options. Holding contributed capital of $4.5 in cash to pay for the impact of the cancellation. As a result of refinancing the Old Credit Facility for the Credit Facility on January 24, 2003, $1.5 of remaining unamortized financing fees were expensed. The Company also paid additional interest of $0.7 for the early redemption of the Refinanced Notes. All of the above, except for $100.0 dividend to Holding, were recorded in Other Unusual Charges in the accompanying statement of operations.

        In March 2003, Holding contributed to the Company an outstanding receivable of $0.3 owed by the Company to Holding as a result of the issuance of redeemable deferred shares. The contribution has been recorded as an additional capital contribution.

        In 2003, the Board of Directors of the Company declared and paid dividends of $3.3 to Holding.

        In 2004, the Board of Directors of the Company declared and paid dividends of $2.2 to Holding.

        On September 30, 2004, Holding contributed to the Company $0.6 in anticipation of a payout to retire Holding deferred and common shares owed to a Named Executive Officer. The event was filed through a Form 8-K on November 19, 2004. On November 30, 2004, the Company paid the amount on behalf of Holding to settle the amount owed.

        During 2004, Holding contributed to the Company $3.2 associated with tax benefits provided to the Company. The tax sharing agreement among Holding and its subsidiaries provides that consolidated federal and state tax liabilities are allocated among the members with positive taxable income. Therefore, the agreement does not provide for payment to Holding for losses that are availed of by the profitable members of the affiliated group. Accordingly, Holding is deemed to have contributed the amount of the tax benefits as a contribution of capital to the Company.

        As of December 31, 2004, $0.9 is due to RACI Holding, Inc. which represents three notes established in connection with a Kentucky tax credits program.

Note 21--Financial Instruments

        The estimated value of the Company's debt at December 31, 2004 was $187.5 compared to a carrying value of $203.5. The estimated value and the carrying value of the Company's debt at December 31, 2003 was $240.5 and $230.5, respectively.

        The Company purchases copper and lead options contracts to hedge against price fluctuations of expected commodity purchases. The options contracts limit the unfavorable effect that price increases will have on metal purchases. At December 31, 2004 the fair value of the Company's outstanding derivative contracts relating to firm commitments and expected purchases (aggregate notional amount 36.5 million pounds of copper and lead) up to one year from such date was $3.3 as determined with the assistance of a third party, which is recorded in prepaid expenses and other current assets. Net gains/(losses) on a net-of-tax basis of $2.5, ($0.3), and ($0.2) on derivative instruments were reclassified to cost of sales from accumulated other comprehensive income (loss) based on inventory turns, during the year-to-date periods ended December 31, 2004, 2003, and 2002, respectively.

Note 22--Segment Information

        The Company identifies its reportable segments in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). Based upon SFAS 131, the Company's business is classified into three reportable segments: Firearms, which designs, manufactures, and markets recreational shotguns and rifles; Ammunition, which designs, manufactures and markets sporting ammunition and ammunition reloading components; and All Other, which includes accessory related gun products, the manufacture and marketing of clay targets and powdered metal products, and the distribution of surveillance security products to the federal agency and law enforcement markets. Other reconciling items include corporate, other assets not allocated to the individual segments, assets held for sale and discontinued operations.

        The Company primarily evaluates the performance of its segments and allocates resources to them based on Adjusted EBITDA. Adjusted EBITDA differs from the term "EBITDA" as it is commonly used, and is substantially similar to the measure "Consolidated EBITDA" that is used in the indenture for the Notes. In addition to adjusting net income to exclude income taxes, interest expense, and depreciation and amortization, Adjusted EBITDA also adjusts net income by excluding items or expenses not typically excluded in the calculation of "EBITDA", such as noncash items, gain or loss on asset sales or write-offs, extraordinary, unusual or nonrecurring items, and certain "special payments" to Remington employees who hold options and deferred shares in respect of Holding common stock, consisting of amounts that are treated as compensation expense by Remington and are paid in connection with payments of dividends to holders of Holding common stock.

        The chief operating decision maker is the president and chief executive officer. Reportable segments were separately identified based on segment revenue, Adjusted EBITDA and assets. Firearms accounted for approximately 49%, 50%, and 51% of our net sales in 2004, 2003 and 2002, respectively, and ammunition accounted for approximately 45%, 44%, and 43% of our net sales in each of 2004, 2003, and 2002, respectively. The Company has no material intersegment revenue.

Information on Segments:

	2004	2003	2002
Net Sales:
Firearms	$ 193.4	$ 181.3	$ 194.0
Ammunition	176.1	157.1	163.9
All Other	23.5	22.3	26.0
Consolidated Net Sales	$ 393.0	$ 360.7	$ 383.9
Adjusted EBITDA:
Firearms	$ 25.8	$ 19.2	$ 32.4
Ammunition	11.3	13.2	18.5
All Other	4.0	1.1	0.6
Other Reconciling Items	(2.7)	6.0	9.6
Consolidated Adjusted EBITDA	$ 38.4	$ 39.5	$ 61.1
Assets:
Firearms	$ 137.8	$ 118.7	$ 111.1
Ammunition	110.4	102.0	101.3
All Other	12.8	10.0	9.7
Other Reconciling Items	90.6	131.6	112.5
Consolidated Assets	$ 351.6	$ 362.3	$ 334.6
Gross Capital Expenditures:
Firearms	$ 4.8	$ 4.3	$ 3.1
Ammunition	3.8	2.0	3.3
All Other	0.2	0.1	0.2
Other Reconciling Items	0.7	0.5	0.9
Gross Consolidated Capital Expenditures	$ 9.5	$ 6.9	$ 7.5

Reconciliation of Income (Loss) from Operations to Adjusted EBITDA

	Year ended December 31,
	2004	2003	2002
Adjusted EBITDA	$ 38.4	$ 39.5	$ 61.1
Adjustments:
Depreciation & Amortization (A)	9.2	9.5	10.0
Interest Expense(B)	24.7	24.8	12.3
Other noncash charges (C)	7.1	3.4	1.0
Non-recurring and Restructuring Items (D)	(12.7)	0.4	2.1
Other Unusual Charges(F)	--	6.7	--
Special Payment (E)	--	--	1.8
Income Taxes(B)	13.7	(2.1)	13.9
Net Income (Loss)	$(4.0)	$(3.2)	$20.0

(A)    Excludes amortization of deferred financing costs of $1.9, $1.8 and $1.9, in 2004, 2003 and 2002, respectively, which is included in interest expense.

(B)    Amounts include interest expense of $0.1, $1.8, and $1.8, and income tax expense of $0.1, $0.9, and $1.9, in 2004, 2003 and 2002, respectively which was reclassified to discontinued operations.

(C)    Non-cash charges consist of the following: (i) for the year ended December 31, 2002, a $0.8 accrual for retiree benefits and a $0.2 loss on disposal of assets; (ii) for the year ended December 31, 2003, a $2.9 accrual for retiree benefits and a $0.5 loss on disposal of assets; and (iii) for the year ended December 31, 2004, a $6.8 accrual for retiree benefits and a $0.3 loss on disposal of assets.

(D)    Nonrecurring and restructuring expenses consist of the following: (i) for the year ended December 31, 2002, $0.3 of nonrecurring legal fees, $0.4 associated with marking redeemable deferred shares to market, and $1.4 of Cumulative Effect of Change in Accounting Principle, net of tax; (ii) for the year ended December 31, 2003, $0.2 of severance costs and $0.2 loss on disposal of assets; and (iii) for the year ended December 31, 2004, $13.6 gain from the disposal of discontinued operations; offset by $0.7 from the fees associated with an exclusive distribution agreement and $0.2 for accrued severance.

(E)    In August 2002, Holding distributed on behalf of Remington a special payment to holders of all stock options and deferred shares of approximately $19.54 per share, in an aggregate amount of $1.8. This special payment was treated as compensation expense by Remington since the holders were employees and directors of the Company.

(F)    In February 2003, Holding distributed on behalf of Remington a special payment to holders of all stock options (in connection with the acceleration and resulting cancellation of the options) of approximately $220.31 per share, in an aggregate amount of $4.5, $0.7 of additional interest for early redemption of the Refinanced Notes, and $1.5 expensed for the unamortized debt acquisition cost related to the Old Credit Facility.

Geographic Information:

	2004	2003	2002
Net Sales:
Domestic	$ 373.1	$ 340.9	$ 362.1
Foreign	19.9	19.8	21.8
Consolidated Net Sales	$ 393.0	$ 360.7	$ 383.9

        There are no material assets owned by the Company outside the United States. Approximately 16% of the Company's net sales in 2004, 19% of the Company's net sales in 2003, and 22% of the Company's net sales in 2002 consisted of sales made to a single customer. This customer affects sales to both our Firearms and Ammunition segments. The Company's sales to this customer are not governed by a written contract between the parties. Although the Company believes its relationship with this customer is good, the loss of this customer or a substantial reduction in sales to this customer could adversely affect the Company's financial condition or results of operations. No other single customer comprises greater than or equal to 10% of sales.

Note 23--Financial Position and Results of Operations of Remington Arms Company, Inc.

        The following condensed consolidating financial data provides information regarding the financial position and results of operations of Remington Arms Co, Inc., including Remington's 100% owned subsidiaries, RA Brands, L.L.C., and RA Factors, Inc. Separate financial statements of Holding, Remington's sole shareholder, are not presented because management has determined that they would not be material to holders of the Company's public securities, the Notes. Holding is not a guarantor of the Notes. The Notes are fully and unconditionally guaranteed on a joint and several basis by all of Remington's subsidiaries. Holding does not have any significant independent operations or assets other than its ownership interest in Remington. Holding has $35.0 aggregate principal amount, including accrued interest, of senior notes due in 2011 and 2012 which were created during the recapitalization of Holding in February 2003.

REMINGTON ARMS COMPANY, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2004

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co. and Subsidiaries
ASSETS
Current Assets	$ 105.6	$ 84.9	$ --	$ 190.5
Receivable from Remington, Net	--	120.3	120.3	--
Equity method investment in subsidiaries	210.2	--	210.2	--
Noncurrent Assets	122.9	38.2	--	161.1
Total Assets	$ 438.7	$ 243.4	$ 330.5	$ 351.6
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities	$ 40.7	$ 33.2	$ --	$ 73.9
Payable to RACI Holding, Inc., Net	0.9	--	--	0.9
Payable to RA Brands, L.L.C., Net	64.4	--	64.4	--
Payable to RA Factors, Inc., Net	55.9	--	55.9	--
Noncurrent Liabilities	266.4	--	--	266.4
Shareholder's Equity	10.4	210.2	210.2	10.4
Total Liabilities and Shareholder's Equity	$ 438.7	$ 243.4	$ 330.5	$ 351.6

REMINGTON ARMS COMPANY, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2003

Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co. and Subsidiaries
ASSETS
Current Assets	$ 110.4	$ 70.5	$ --	$ 180.9
Receivable from Remington, Net	--	118.9	118.9	--
Equity method investment in subsidiaries	213.1	--	213.1	--
Noncurrent Assets	131.8	49.6	-	-	181.4
Total Assets	455.3	239.0	332.0	362.3
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities	$ 40.7	$ 20.2	$ --	$ 60.9
Payable to RACI Holding, Inc. Net	0.9	--	--	0.9
Payable to RA Brands, L.L.C., Net	58.3	--	58.3	--
Payable to RA Factors, Inc., Net	60.6	--	60.6	--
Noncurrent Liabilities	282.4	5.7	--	288.1
Shareholder's Equity	12.4	213.1	213.1	12.4
Total Liabilities and Shareholder's Equity	$ 455.3	$ 239.0	$ 332.0	$ 362.3

REMINGTON ARMS COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co. and Subsidiaries
Year Ended
December 31, 2004
Sales	$ 393.0	$--	$--	$ 393.0
Gross Profit	90.5	--	--	90.5
Subsidiary Income (Expense)	(26.7)	26.7	--	--
Income from Equity Investees	23.5	--	23.5	--
Net Income	(4.0)	23.5	23.5	(4.0)

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co. and Subsidiaries
Year Ended
December 31, 2003
Sales	$ 360.7	$--	$--	$ 360.7
Gross Profit	90.5	--	--	90.5
Subsidiary Income (Expense)	(25.7)	25.7	--	--
Income from Equity Investees	11.2	--	11.2	--
Net (Loss) Income	(3.2)	11.2	11.2	(3.2)

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co. and Subsidiaries
Year Ended
December 31, 2002
Sales	$ 383.9	$--	$--	$ 383.9
Gross Profit	110.8	--	--	110.8
Subsidiary Income (Expense)	(38.1)	38.1	--	--
Income from Equity Investees	22.3	--	22.3	--
Net Income	20.0	22.3	22.3	20.0

REMINGTON ARMS COMPANY, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

December 31, 2004

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co. and Subsidiaries
Operating Activities
Net Cash Used in Operating Activities	$ (11.9)	$ --	$ --	$ (11.9)
Net Cash Provided by Discontinued Operations	0.1	--	--	0.1
Net Cash Used in Operating Activities	(11.8)	--	--	(11.8)
Investing Activities
Net Proceeds from Sale of Assets	16.3	26.5	--	42.8
Dividends Received	26.5	--	(26.5)	--
Capital Expenditures	(7.8)	--	--	(7.8)
Proceeds from Sale of Property, Plant & Equipment	0.4	--	--	0.4
Cash Contribution to Unconsolidated Joint Venture	(0.3)	--	--	(0.3)
Net Cash Provided by Investing Activities	35.1	26.5	(26.5)	35.1
Financing Activities
Net Payments on Revolving Credit Facility	(26.5)	--	--	(26.5)
Cash Dividends Paid	(2.2)	(26.5)	26.5	(2.2)
Principal Payments on Long-Term Debt	(0.5)	--	--	(0.5)
Capital Contributions from RACI Holding, Inc.	3.2	--	--	3.2)
Amount Paid on Behalf of RACI Holding, Inc	(0.6)	--	--	(0.6)
Book Overdraft	3.3	--	--	3.3
Net Cash Used in Financing Activities	(23.3)	(26.5)	26.5	(23.3)
Increase (Decrease) in Cash and Cash Equivalents	--	--	--	--
Cash and Cash Equivalents at Beginning of Period	0.4	--	--	0.4
Cash and Cash Equivalents at End of Period	$ 0.4	--	--	$ 0.4

REMINGTON ARMS COMPANY, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

December 31, 2003

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co. and Subsidiaries
Operating Activities
Net Cash Used in Operating Activities	$ (7.2)	$(0.1)	$--	$ (7.3)
Investing Activities
Capital Expenditures	(6.9)	--	--	(6.9)
Net Cash Used in Investing Activities	(6.9)	--	--	(6.9)
Financing Activities
Net Borrowings from Revolving Credit Facility	17.3	--	--	17.3
Cash Dividends Paid	(103.3)	--	--	(103.3)
Proceeds from Issuance of Long-Term Debt	200.0	--	--	200.0
Principal Payments on Long-Term Debt	(87.8)	--	--	(87.8)
Capital Contributions from RACI Holding, Inc	4.5	--	--	4.5
Book Overdraft	(4.1)	--	--	(4.1)
Debt Issuance Costs	(12.4)	--	--	(12.4)
Net Cash Provided by Financing Activities	14.2	--	--	14.2
Increase (Decrease) in Cash and Cash Equivalents	0.1	(0.1)	--	--
Cash and Cash Equivalents at Beginning of Period	0.3	0.1	--	0.4
Cash and Cash Equivalents at End of Period	$ 0.4	$--	$--	$ 0.4

REMINGTON ARMS COMPANY, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

December 31, 2002

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co. and Subsidiaries
Operating Activities
Net Cash Provided by Operating Activities	$ 21.2	$--	$--	$ 21.2
Investing Activities
Capital Expenditures	(7.0)	--	--	(7.0)
Net Cash Used in Investing Activities	(7.0)	--	--	(7.0)
Financing Activities
Net Payments under Revolving Credit Facility	(14.0)	--	--	(14.0)
Book Overdraft	3.0	--	--	3.0
Principal Payments on Long-Term Debt	(1.1)	--	--	(1.1)
Cash dividends paid	(15.1)	--	--	(15.1)
Net Cash Used by Financing Activities	(27.2)	--	--	(27.2)
Increase (Decrease) in Cash and Cash Equivalents	(13.0)	--	--	(13.0)
Cash and Cash Equivalents at Beginning of Period	13.3	0.1	--	13.4
Cash and Cash Equivalents at End of Period	$ 0.3	$0.1	$--	$ 0.4

Note 24--Quarterly Financial Data (unaudited)

2004	First		Second		Third		Fourth
Net Sales	$83.9		$87.2		$119.2		$102.7
Gross Profit	19.5		16.5		29.1		25.4
Net (Loss) Income from continued operations	(2.5)		(4.3)		0.9		2.0
Net (Loss) Income from discontinued operations	(0.2)		0.3		--		(0.1)
Gain on Sale of Assets	13.0		0.5		--		0.1
Net Income (Loss)	10.3		(3.5)		0.9		(11	.7) (1)
2003	First		Second		Third		Fourth
Net Sales (2)	$81	.0 (3)	$80	.2 (4)	$112	.0 (5)	$87	.5 (6)
Gross Profit (2)	21.4		19.0		30.3		19.8
Net (Loss) Income from continued operations	(4.8)		(1.8)		4.0		(2.0)
Net Income from discontinued operations	0.6		0.6		0.2		--
Net (Loss) Income	(4.2)		(1.2)		4.2		(2.0)
(1)	A valuation allowance of $15.2 was recorded on the Company’s deferred tax asset in December 2004 – see Note 18.
(2)	Previous quarters for 2003 were reclassified to include discontinued operations — see Note 3.
(3)	Sales of $4.8 were reclassified to Income from Discontinued Operations
(4)	Sales of $4.5 were reclassified to Income from Discontinued Operations
(5)	Sales of $3.9 were reclassified to Income from Discontinued Operations
(6)	Sales of $3.2 were reclassified to Income from Discontinued Operations

Schedule II

REMINGTON ARMS COMPANY, INC.

Valuation and Qualifying Accounts

Years Ended December 31, 2004, 2003, and 2002

(Dollars in Millions)

	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions to Reserve	Balance at End of Period
Description:
Deducted from Asset Account:
Allowance for Doubtful Accounts
YEAR ENDED
December 31, 2004	$ (0.5)	$ 0.0	$ 0.0	$ (0.5)
YEAR ENDED
December 31, 2003	$ (2.1)	$ 0.8	$ 0.8	$ (0.5)
YEAR ENDED
December 31, 2002	$ (5.1)	$ 0.3	$ 2.7	$ (2.1)
	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions to Reserve	Balance at End of Period
Description:
Deducted from Asset Account:
Inventory Reserves
YEAR ENDED
December 31, 2004	$ (2.7)	$ (0.9)	$ 2.0	$ (1.6)
YEAR ENDED
December 31, 2003	$ (2.5)	$ (1.8)	$ 1.6	$ (2.7)
YEAR ENDED
December 31, 2002	$ (2.5)	$ (1.2)	$ 1.2	$ (2.5)
	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions to Reserve	Balance at End of Period
Description:
Deducted from Asset Account:
Valuation for Deferred Tax Assets
YEAR ENDED
December 31, 2004	$ 0.0	$ (15.2)	$ 0.0	$ (15.2)
YEAR ENDED
December 31, 2003	$ 0.0	$ 0.0	$ 0.0	$ 0.0
YEAR ENDED
December 31, 2002	$ 0.0	$ 0.0	$ 0.0	$ 0.0

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), which are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        As of and for the period ended December 31, 2004 (the "Evaluation Date"), an evaluation of the effectiveness of the Company's disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective. being prepared.

        Furthermore, there have been no significant changes that occured during the fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There are no matters to report subject to this section.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of the directors and executive officers of Remington are set forth below. All directors are elected annually and hold office until their successors are elected and qualified, or until their earlier removal or resignation.

Name	Age	Position
Leon J. Hendrix, Jr.(a)(b)(e)	63	Director, Chairman
B. Charles Ames	79	Director
Michael G. Babiarz(a)(e)	39	Director
Bobby R. Brown(a)(b)(c)	72	Director
Richard A. Gilleland(b)(c)(d)	60	Director
Richard E. Heckert(b)(c)(d)	81	Director
Hubbard C. Howe(c)(e)	76	Director
Thomas E. Ireland(b)(e)	55	Director
Thomas F. L'Esperance(e)	56	Director
H. Norman Schwarzkopf(b)(d)	70	Director
Stephen C. Sherrill(a)(e)	52	Director
Thomas L. Millner(a)(b)	51	Director, President and Chief Executive Officer
Ronald H. Bristol, II	42	Executive Vice President and Chief Operating Officer
Mark A. Little	57	Executive Vice President, Chief Financial Officer, and Chief
		Administrative Officer
Paul L. Cahan	63	Senior Vice President-Manufacturing
Jay M. Bunting, Jr.	47	Vice President-Sales, Marketing and Product Development -
		Firearms
John M. Dwyer, Jr.	46	Vice President-Sales, Marketing and Product Development -
		Ammunition and Clay Targets
Stephen P. Jackson, Jr.	36	Vice President-Finance, Treasurer, and Corporate Secretary

(a)        Member, Executive Committee

(b)        Member, Public Policy Committee

(c)        Member, Audit Committee

(d)        Member, Compensation Committee

(e)        Member, Benefits and Investment Committee,

        Each of our officers is elected by the Board of Directors to hold office until the next succeeding annual meeting of the Board of Directors.

        None of our officers has any family relationship with any director or other officer. "Family relationship" for this purpose means any relationship by blood, marriage or adoption, not more remote than first cousin.

        The business experience during the past five years of each of the directors and executive officers listed above is as follows:

        Leon J. (Bill) Hendrix, Jr. has been a director and Chairman of Remington and Holding since prior to 2000. In November 2000, Mr. Hendrix retired as a principal of CD&R and became an outside director and paid Chairman of Remington. From prior to 2000 until November 2000, Mr. Hendrix was a principal of CD&R. In November 2000, Mr. Hendrix became an employee of the Company, retaining his title of Chairman. Mr. Hendrix currently serves as a director of Keithley Instruments, NACCO Industries, Inc. and Cambrex Corp. Mr. Hendrix serves on the compensation and corporate governance committees of Keithley Instruments.

        B. Charles Ames was elected to the Board of Directors of Remington and Holding prior to 2000. Mr. Ames is a professional employee, and since prior to 2000, has been a principal of CD&R and a general partner of Clayton & Dubilier Associates IV Limited Partnership ("Associates IV"), the general partner of the C&D Fund.

        Michael G. Babiarz was elected to the Board of Directors of Remington and Holding prior to 2000. He has been a principal of CD&R since prior to 2000.

        Bobby R. Brown has been a director of Remington and Holding since prior to 2000. Mr. Brown was a director of CONSOL Inc. and CONSOL Energy Inc. from prior to 2000 to February 2000. Mr. Brown currently serves as a director of Delta Trust and Bank and Peabody Energy, Inc. Mr. Brown serves on the compensation committee of Delta Trust and Bank and Peabody Energy, Inc.

        Richard A. Gilleland has been a director of Remington and Holding since prior to 2000. Mr. Gilleland has been retired since prior to 2000.

        Richard E. Heckert has been a director of Remington and Holding since prior to 2000. Mr. Heckert has been retired since prior to 2000.

        Hubbard C. Howe has been a director of Remington and Holding since prior to 2000. Mr. Howe currently serves as a director of Western Industries Inc. and Natural Pharmaceuticals Inc.

        Thomas E. Ireland has been a director of Remington and Holding since May 2001. He has been a principal of CD&R since prior to 2000. Mr. Ireland is also a director of CDJR Investments (LUX) S.A., a corporation in which an investment partnership managed by CD&R has an investment.

        Thomas F. L'Esperance was elected to the Board of Remington and Holding in November 2004. From prior to 2000, he has been the Chief Executive Officer of Alliance Laundry Systems, LLC, which is a portfolio company of Bruckmann, Rosser & Sherrill. Mr. L'Esperance currently serves as a Chairman and a director of Alliance Laundry Systems, LLC.

        H. Norman Schwarzkopf has been a director of Remington and Holding since prior to 2000. From prior to 2000, he has been a commentator for NBC, as well as a lecturer and author. He currently serves as a director of IAC/InterActiveCorp.

        Stephen C. Sherrill was elected to the Board of Remington and Holding in February 2003. Since prior to 2000, he has been a managing director of BRS, of which he is a founding member. Mr. Sherrill currently serves as a director of Alliance Laundry Systems, Inc., B&G Foods, Inc., Doane Pet Care Company, Eurofresh, Inc., HealthEssentials, Inc., HealthPlus Corporation, MWI Veterinary, Inc. and Galey & Lord, Inc. Mr. Sherrill serves on the compensation committees of B&G Foods, Inc. and HealthPlus Corporation.

        Thomas L. Millner has been President and Chief Executive Officer of Remington and Holding since prior to 2000. Mr. Millner has been a director of Remington and Holding since prior to 2000. Mr. Millner currently serves on the Board of Directors of Stanley Furniture Co., Inc.

        Ronald H. Bristol, II joined Remington prior to 2000, had served as Vice President and General Manager--Firearms since prior to 2000, and became Executive Vice President and Chief Operating Officer in April 2000.

        Mark A. Little joined Remington prior to 2000 and has served as Vice President, Chief Financial Officer and Treasurer since prior to 2000. In April 2000, he became Executive Vice President, Chief Financial Officer and Chief Administrative Officer.

        Paul L. Cahan joined Remington prior to 2000 and had served as Vice President and General Manager--Ammunition since prior to 2000. In August 2001, he became Senior Vice President--Manufacturing.

        Jay M. Bunting, Jr. joined Remington prior to 2000 and in January 2000 became Director of Sales. In August 2001, he became Vice President--Sales, Marketing and Product Development for Firearms and Accessories. In July 2003, he became Vice President--Sales, Marketing and Product Development for Firearms.

        John M. Dwyer, Jr. joined Remington prior to 2000 as Director of Product Development--Ammunition and in July 2001 became Vice President--Sales, Marketing, and Product Development for Ammunition and Clay Targets.

        Stephen P. Jackson, Jr. joined Remington in June 2003 as Vice President -Finance, Treasurer, and Corporate Secretary. From prior to 2000, he was a Senior Manager with PricewaterhouseCoopers LLP and became partner at PricewaterhouseCoopers LLP in July 2002.

Audit Committee Composition

        The Company has a separately designated standing audit committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Audit Committee, which currently consists of Bobby R. Brown, Chairman, Richard A. Gilleland, Richard E. Heckert, and Hubbard C. Howe, has the authority and responsibility, among other things, to recommend to the Board the selection of one or more independent public accountants; to approve the fees paid to the independent registered public accounting firm; to discuss with the independent registered public accounting firm the results of the annual audit and quarterly reviews; to review and evaluate the systems of internal control over financial reporting, compliance with laws and regulations, and operational efficiency and effectiveness; and to make reports to the Board periodically with respect to its findings.

Audit Committee Financial Expert

        Remington's board of directors has determined that in its judgment, Bobby R. Brown qualifies as an "audit committee financial expert" in accordance with the applicable rules and regulations of the Securities and Exchange Commission. An audit committee financial expert is a person who has (1)an understanding of generally accepted accounting principles and financial statements;(2)the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;(3)experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant's financial statements, or experience actively supervising one or more persons engaged in such activities;(4)an understanding of internal controls over financial reporting; and (5)an understanding of audit committee functions.

Shareholders' Agreement

        In connection with the Transactions, the C&D Fund and the BRS Fund entered into a shareholders' agreement which governs certain aspects of the relationships among Holding, Remington, the C&D Fund and the BRS Fund, and sets forth certain arrangement with respect to the corporate governance of Remington and Holding.

        Pursuant to the terms of the shareholders' agreement, Remington's board of directors must consist of the same members as the board of directors of Holding. The shareholders' agreement further provides that the board of directors of Holding will initially consist of twelve directors (subject to adjustment upon the occurrence of specified events), including two nominees of the C&D Fund, two nominees of the BRS Fund, four existing directors and four directors mutually agreed to by the C&D Fund and the BRS Fund. These rights of designation held by the C&D Fund and the BRS Fund are keyed to specified ownership levels, and will be reduced and/or cancelled if the C&D Fund's or the BRS Fund's ownership levels fall below thresholds specified in the shareholders' agreement.

        The shareholders' agreement provides that the board may generally approve corporate actions through the approval of a majority of the directors present at any duly convened board meeting or by unanimous written consent of the directors without a meeting. However, the board of directors may not take certain significant actions without the prior written approval of each shareholder owning at least 5% of Holding's common stock. Among the board actions generally requiring such prior written approval of shareholders are:

        (i) a sale of more than 50% of Holding's outstanding voting securities, a merger or business combination, a recapitalization or a sale of all or substantially all of the assets of Holding or Remington and their respective subsidiaries;

        (ii) the appointment or termination of the Chief Executive Officer of Holding or Remington;

        (iii) any amendment to the Certificate of Incorporation or By-Laws of Remington or Holding, or any amendment to the shareholders' agreement;

        (iv) any increase or decrease in the number of directors of Remington or Holding;

        (v) subject to certain exceptions, any transaction between Holding or its subsidiaries, on the one hand, and any shareholder, director or officer of Holding or any of its subsidiaries or affiliates of any such persons, on the other hand, having a value in excess of $500,000; and

        (vi) the termination or amendment of the C&D Fund's consulting agreement or the BRS Fund's consulting agreement.

Except for items (iii) and (v), these actions will cease to require the C&D Fund's prior written approval upon repayment in full of the Holding Notes.

The shareholders' agreement also requires enhanced voting requirements for board approval of particular matters, including, among other things:

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

        (vii) the appointment or termination of senior management, other than Chief Executive Officer, of Holding or Remington; and

        (viii) the creation of any compensation or option plan and the setting of annual compensation for any members of senior management of Holding and its subsidiaries. Under the shareholders' agreement, the approval of these matters will require either

                (a) the affirmative vote of nine directors or

                (b) the affirmative vote of a majority of directors present at any duly convened board meeting, which majority must include one director nominated by the C&D Fund and one director nominated by the BRS Fund for so long as the C&D Fund or the BRS Fund, as applicable, along with certain affiliates, hold at least 5% of the then outstanding shares of common stock of Holding.

Code of Ethics

        Remington has a code of ethics that applies to all employees and members of the Board of Directors. Our code of ethics, referred to as "Business Ethics Policy and Procedures" is publicly available on our website under Investor Relations at www.remington.com and is available in print to any stockholder who requests it. Remington will disclose on the Investor Relations page on its website, amendments and waivers with respect to the code of ethics that would otherwise be required to be disclosed under Item 5.05 of Form 8-K.

Item 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table summarizes the compensation paid by Remington to its Chief Executive Officer and to each of our four other most highly compensated executive officers (the "Named Executive Officers") during or with respect to the 2002, 2003 and 2004 fiscal years for services in all capacities rendered to Remington for such fiscal years.

	Annual Compensation			Long Term Compensation
				Other Annual	Securities
			Bonus	Compensation	Underlying	All Other
Name and Principal Position	Year	Salary ($)	($)	($) (1)	Options (#)	Compensation
Thomas L. Millner	2002	480,000	480,000	--	--	520,918
President and Chief	2003	480,000	--	--	3,632	1,161,632
Executive Officer	2004	508,000	--	--	--	52,463	(2)

Ronald H. Bristol, II	2002	260,000	117,015	--	--	263,296
Executive Vice President and	2003	260,000	--	--	2,270	334,937
Chief Operating Officer	2004	275,167	--	--	--	23,898	(3)

Mark A. Little	2002	245,000	220,500	--	--	194,122
Executive Vice President,	2003	245,000	--	--	2,270	259,384
Chief Financial Officer, Chief	2004	259,292	--	--	--	26,110	(2)
Administrative Officer

Paul L. Cahan	2002	220,000	99,000	--	--	251,554
Senior Vice President--Manufacturing	2003	220,000	--	--	680	399,685
	2004	257,125	--	--	--	58,202	(4)

Stephen P. Jackson, Jr	2002	--	--	--	--	--
Vice President--Finance, Treasurer,	2003	87,500	--	--	680	171
and Corporate Secretary	2004	158,750	55,000	--	--	4,176	(5)
______________

    (1)    Excludes perquisites and other personal benefits if the aggregate amount thereof is less than the lesser of $50,000 or 10% of the Named Executive Officer's salary and bonus.

    (2)    Amount reflects premiums paid by the Company for a Disability Insurance Policy, Remington's matching contributions and interest on behalf of the Named Executive Officer to the Remington Savings and Investment Plans in the amounts of $52,463 and $26,110 for Messrs. Millner, and Little, respectively.

    (3)    Amount reflects Remington's matching contributions and interest on behalf of the Named Executive Officer to the Remington Savings and Investment Plans in the amounts of $23,898.

    (4)    Amount reflects a miscellaneous moving expense allowance of $37,734, and Remington's matching contributions and interest on behalf of the Named Executive Officer to the Remington Savings and Investment Plans in the amount of $20,468.

    (5)    Amount reflects Remington's matching contributions and interest on behalf of the Named Executive Officer to the Remington Savings and Investment Plans in the amount of $4,176.

Option/SAR Grants in Last Fiscal Year
There were no option grants made during fiscal year 2004.

Aggregated Option Exercises and FY-End Option Value Table(1)

Name	Shares Acquired on Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options at FY-End Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at FY-End Exercisable/Unexercisable (1)
Thomas L. Millner	--	--	-- / 3,632	$-- / 17,034
Ronald H. Bristol, II	--	--	-- / 2,270	-- / 10,646
Mark A. Little	--	--	-- / 2,270	--/ 10,646
Paul L. Cahan	--	--	-- / 680	--/ 3,189
Stephen P. Jackson, Jr.	--	--	-- / 680	--/ 3,189
______________

    (1)    Calculated based on a per share price of Holding Common Stock of $225.00, the estimated fair value as of December 31, 2004, less the exercise price for the option.

Pension and Retirement Plan

        The Remington Arms Company, Inc. Pension and Retirement Plan was established effective December 1, 1993 to provide retirement income and survivor benefits to Remington's employees and their beneficiaries through a tax qualified program. Pension benefits under the Retirement Plan are limited in accordance with the provision of the Internal Revenue Code of 1986, as amended (the "Code"), governing tax qualified pension plans. We adopted a Supplemental Pension Plan effective January 1, 1998 (the "Supplemental Plan" and, together with the Pension and Retirement Plan, the "Pension Plans") that provides for payment to participants of retirement benefits equal to the excess, if any, of 2% of the participant's average monthly pay multiplied by such participant's years of service over the amount actually earned by such participant under the Pension and Retirement Plan. Mssrs. Millner, Bristol, Little, and Cahan are eligible to participate in the Pension Plans. Benefits under the Supplemental Plan are not pre-funded; such benefits are paid by Remington when due.

         Retirement benefits under the Pension Plans are generally based on an employee's years of benefit service as computed under plan provisions. Generally, an employee's benefit service under the Pension Plans includes all of his service with Remington and his service, if any, with DuPont prior to the Acquisition; however, eligible employees who elected to retire from DuPont will receive retirement income from the DuPont retirement plan in connection with the Acquisition. DuPont service is not recognized for early retirement eligibility. Retirement benefits are generally paid in annuity form, for life, commencing at the employee's 65th birthday, although longer service employees may elect to commence receiving retirement income at an earlier age.

	Estimated Annual Retirement Benefits Based on Service of
Salary and 50% of Incentive Compensation	15 Years	20 Years	25 Years	30 Years	35 Years
250,000	75,000	100,000	125,000	150,000	175,000
300,000	90,000	120,000	150,000	180,000	210,000
350,000	105,000	140,000	175,000	210,000	245,000
400,000	120,000	160,000	200,000	240,000	280,000
450,000	135,000	180,000	225,000	270,000	315,000
500,000	150,000	200,000	250,000	300,000	350,000
550,000	165,000	220,000	275,000	330,000	385,000
600,000	180,000	240,000	300,000	360,000	420,000
650,000	195,000	260,000	325,000	390,000	455,000

        The above table illustrates the estimated annual amounts payable under the Pension Plans, including the Supplemental Plan, in the form of a straight life annuity to employees retiring at age 65 in 2004. Compensation recognized under the Pension Plans generally includes an employee's average compensation for the three highest calendar years or the highest 36 consecutive months during the employee's final 10 years of service. Compensation for this purpose includes overtime, shift differentials and 50% of any incentive compensation award. Compensation does not include awards and payments under any other special compensation plans, payments for severance, relocation or other special payments.

        The years of benefit service and average monthly pay (expressed as an annual amount), recognized as of December 31, 2004, under the Pension Plans for each eligible Named Executive Officer are as follows:

Name	Years of Service	Average Pay
Thomas L. Millner	10.6	$639,884
Ronald H. Bristol, II	9.5	$318,481
Mark A. Little	8.5	$298,970
Paul L. Cahan	9.7	$270,194

        Under a Special Supplemental Retirement Plan (a "Special Plan") for Paul L. Cahan, Mr. Cahan is entitled to additional supplemental retirement benefits of (i) a lump-sum payment of $77,000, payable on the date of commencement of benefits under the Supplemental Plan and (ii) the difference between his actual Supplemental Plan benefit and what his Supplemental Plan benefit would be if he had received additional non-incentive compensation in March 2003 equal to $38,000, payable at the same time and in the same form as Mr. Cahan's Supplemental Plan benefit. The Average Pay reflected in the table above includes Mr. Cahan's benefits under the Special Plan.

         On July 25, 2001, the Board of Directors of Remington amended the Health and Welfare Benefit Plan ("Medical Plan") to allow outside directors under the age of 65 to participate in the Medical Plan. Presently, one outside director is enrolled in the Medical Plan and reimburses Remington at the same cost as an active employee.

        On January 23, 2002, the Board of Directors of Remington extended medical coverage to certain key employees and outside directors under the age of 65 (collectively, the "Participants"), which allows them to continue to participate in the Medical Plan under certain circumstances. In the event of a change of control, or in the case of a key Participant's retirement, resignation or termination (except in the case of termination for cause), the Participants will be entitled to continue to participate in the Medical Plan or any successor plans, at a cost equal to the cost for active Remington employees and on the same basis.

        Effective January 1, 2001, the Board of Directors of Remington adopted the Remington Arms Company, Inc. Death Benefit Plan ("Death Benefit Plan") to allow employees who participate under the annual incentive compensation plan and who are not in the Supplemental Plan or otherwise precluded by the Remington Chief Executive Officer to receive a death benefit equal to two times the employee's base salary paid on a monthly basis over four years. Benefits under the Death Benefit Plan are only paid upon the death of covered participants who are active Remington employees. Mr. Jackson is the only Named Executive Officer covered under the Death Benefit Plan. A copy of the Death Benefit Plan is filed as Exhibit 10.51 to this Annual Report on Form 10-K.

        On December 15, 2004, the Board of Directors of Remington adopted the 2005 Incentive Compensation Plan ("Incentive Compensation Plan"). Participation in the Incentive Compensation Plan includes the Company's officers and certain other employees, including all of the Company's Named Executive Officers. A description of the Incentive Compensation Plan is filed as Exhibit 10.52.

Compensation of Directors

        Members of the Board of Directors of Remington who are not employees of Remington, Holding, CD&R or BRS (each, an "Eligible Director") receive a per meeting fee of $1,000 for each Remington board and committee meeting attended and an annual retainer of $25,000. An additional fee of $2,000 per meeting is paid to the chairman of each committee. All directors are reimbursed for reasonable travel and lodging expenses incurred to attend meetings.

Executive Employment Agreements

        In August 1999, we entered into Executive Employment Agreements with Messrs. Millner, Bristol, Little and Cahan ("Executive Officers"). The agreements provide for continued employment terms and for severance terms if employment is terminated under certain conditions. In the event of a termination of the Executive Officer's employment by us without "cause" (as defined in the agreement) or by such Executive Officer for "good reason" (as defined in the agreement), the Executive Officer will receive his "base salary" (as defined in the agreement) for a period of three years for Mr. Millner, two years for Mr. Little and one year for each of Messrs. Cahan and Bristol, and in each such case, a pro-rata portion of incentive compensation that would have been payable for the calendar year in which his employment terminates. Messrs. Millner and

Little will also receive service credit under Remington's pension plans of three and two years, respectively. Our Executive Employment Agreements with our Executive Officers are without a fixed term. The agreements also contain certain non-competition and non-solicitation provisions and provide for the termination of previously existing employment and severance agreements and arrangements.

Compensation Committee Interlocks and Insider Participation

        The Board of Directors of Remington established a Compensation Committee to review all compensation arrangements for executive officers of Remington. The individuals serving on the Compensation Committee during 2004 were Richard A. Gilleland, Chairman, H. Norman Schwarzkopf, and Richard E. Heckert. Remington has also agreed to indemnify the members of the boards employed by CD&R as well as CD&R against certain liabilities incurred under the federal securities laws, other laws regulating our business and certain other claims and liabilities with respect to their services for Remington.

        CD&R receives an annual fee for management and financial consulting services to us and reimbursement of out-of-pocket expenses. In connection with the BRS Investment, the BRS Fund entered into consulting and indemnification agreements with Holding and Remington on substantially the same terms as the existing CD&R consulting and indemnification agreements. The consulting and indemnification agreements with the C&D Fund and the BRS Fund provide for a $500,000 annual fee to each of the C&D Fund and the BRS Fund. Such consulting fees are reviewed on an annual basis. The consulting fees paid to CD&R were $500,000 for 2004 and the consulting fees paid to BRS were $500,000 for 2004.

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

Name of Beneficial Owner	Number of Shares	Percent of Class (1)
Bruckmann, Rosser, Sherrill & Co. II, L.P(2)	135,954	66.6%
The Clayton & Dubilier Private
Equity Fund IV Limited Partnership(3)	28,717	14.1%
Clayton & Dubilier Associates IV
Limited Partnership	59,010	28.9%
B. Charles Ames(4)(5)(6)	4,539	2.2%
Michael G. Babiarz(4)(6)	--	--
Hubbard C. Howe(6)	--	--
Thomas E. Ireland(4)	--	--
Bobby R. Brown	900	*
Richard A. Gilleland	213	*
Richard E. Heckert	213	*
Thomas F. L'Esperance	--	--
H. Norman Schwarzkopf(9)	229	*
Stephen C. Sherrill(7)(8)	217	*
Leon J. Hendrix, Jr.(6)(10)	1,400	*
Thomas L. Millner(11)	3,762	1.8%
Ronald H. Bristol, II(11)	922	*
Mark A. Little(11)	1,198	*
Paul L. Cahan(11)	521	*
Stephen P. Jackson, Jr.	--	--
Executive officers and directors
as a group (5)(6)(7)(8)(10)(12)	15,069	7.4%
______________

* Less than 1%

    (1)    For purposes of calculating the percentage of ownership held by each beneficial owner, deferred shares and vested options are not included in the total number of shares outstanding, but are included in the number of shares owned by such beneficial owner.

    (2)    BRSE, L.L.C. ("BRSE") is the general partner of the BRS Fund and by virtue of such status may be deemed to be the beneficial owner of the shares owned by the BRS Fund. BRSE has the power to direct the BRS Fund as to the voting and disposition of shares held by the BRS Fund. No single person controls the voting and dispositive power of BRSE with respect to the shares owned by the BRS Fund. Bruce C. Bruckmann, Harold O. Rosser, Stephen C. Sherrill, Paul D. Kaminski and Thomas J. Baldwin are the managers of BRSE, and none of them individually has the power to direct or veto the voting or disposition of shares owned by the BRS Fund. BRSE expressly disclaims beneficial ownership of the shares owned by the BRS Fund. Each of Messrs. Bruckmann, Rosser, Sherrill, Kaminski and Baldwin expressly disclaims beneficial ownership of the shares owned by the BRS Fund. The business address for each of the BRS Fund and BRSE is 126 East 56th Street, New York, New York, 10022.

    (3)     Clayton & Dubilier Associates IV Limited Partnership ("Associates IV") is the general partner of the C&D Fund and by virtue of such status may be deemed to be the beneficial owner of the shares owned by the C&D Fund. Associates IV has the power to direct the C&D Fund as to the voting and disposition of shares held by the C&D Fund. Includes 26,802 shares held by limited partners of the C&D Fund, including 4,627 shares held by Mr. Ames, 4,627 shares held by the B. Charles Ames Family 2003 Trust, 2,314 shares held by Mr. Babiarz, 1,735 shares held by Mr. Hendrix, 578 shares held by the Leon J. Hendrix Family 1993 Trust and 9,255 shares held by Mr. Howe, as to which Associates IV has both investment and dispositive power. No single person controls the voting and dispositive power of Associates IV with respect to the shares owned by the C&D Fund. Mr. Ames, Joseph L. Rice, III and Donald Gogel are the general partners of Associates IV, and none of them individually has the power to direct or veto the voting or disposition of shares owned by the C&D Fund. Associates IV expressly disclaims beneficial ownership of the shares owned by the C&D Fund, Messrs. Ames, Babiarz, Hendrix and Howe, the B. Charles Ames Family 2003 Trust and the Leon J. Hendrix Family 1993 Trust. Each of Messrs. Ames, Rice and Gogel expressly disclaims beneficial ownership of the shares owned by the C&D Fund. The business address for each of the C&D Fund and Associates IV is 270

Greenwich Avenue, Greenwich, Connecticut 06830.

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

    (7)    Includes 177 shares held by Julie Frist ("Frist") and 40 shares held by Marilena Tibrea ("Tibrea") in his capacity as a power of attorney holder from each of Frist and Tibrea.

    (8)    Does not include 135,954 shares of common stock owned by the BRS Fund. Mr. Sherrill may be deemed to share beneficial ownership of the shares owned of record by the BRS Fund by virtue of his status as a member and manager of BRSE, but he expressly disclaims such beneficial ownership of the shares owned by the BRS Fund. The members and managers of BRSE share investment and voting power with respect to securities owned by the BRS Fund, but no individual controls such investment or voting power.

    (9)    All shares are held by H. Norman Schwarzkopf Revocable Trust of 1992.

    (10)    Includes 256 deferred shares held by Mr. Hendrix, Director and Chairman.

    (11)    Includes 3,393, 781, 1,000, and 265 deferred shares of common stock held by Messrs. Millner, Bristol, Little, and Cahan, respectively.

    (12)    Includes 6,191 deferred shares of common stock and 165 vested options held by the directors and executive officers as a group.

Equity Compensation Plan Information

        Table of Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth the indicated information regarding our equity compensation plans and arrangements as of December 31, 2004.

Plan category	Class of Security	Number of securities to be issued uopn exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by
security holders (2003 Stock Option Plan)	Options	13,386	$220.31	2,504
Equity compensation plans not approved
by security holders (1999 Stock Incentive Plan)	Options	728	$220.31	22,997	(2)
Total	Options	14,114	$220.31	25,501	(2)

        (1)    Does not include 6,938 outstanding deferred shares.

        (2)    Includes 6,938 outstanding deferred shares. The remaining awards may be granted as deferred shares or options.

         Description of Equity Compensation Plans Not Approved By Security Holders

        In May 1999, the board of directors of Holding adopted the RACI Holding Inc. Stock Incentive Plan (the "1999 Stock Incentive Plan") for the purpose of promoting the long-term financial success of Holding and the Company and to materially increase stockholder value by (1) motivating superior performance by participating employees, (2) providing employees with an ownership interest in Holding and (3) enabling Holding and the Company to attract the services of an outstanding management team. The 1999 Stock Incentive Plan permits the grant of rights to purchase shares of the common stock of Holding or deferred shares and options to purchase shares to participating employees. Only employees who made irrevocable elections to acquire shares under the 1999 Stock Incentive Plan prior to January of 2003 may receive additional grants under the 1999 Stock Incentive Plan. There are currently 16,059 shares remaining available for issuance under the plan.

        A copy of the 1999 Stock Incentive Plan is filed as Exhibit 10.31 to this Annual Report on Form 10-K.

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

        Unless the Board determines that alternative options (discussed below) will be available, upon a change in control of Remington, each option will be canceled in exchange for a payment in cash of an amount equal to the excess, if any, of the price paid in the change of control transaction over the exercise price. The replacement options offered by the acquiror will be considered alternative options as long as they: (1) provide rights and entitlements substantially equivalent to or better than the rights, terms and conditions applicable under the options; (2) have substantially equivalent economic value to the options (determined at the time of the change in control); and (3) have certain terms and conditions intended to preserve the economic value of the alternative options to the participating employee in the event of an involuntary termination within two years following a change in control.

        Deferred Shares.     Deferred shares offered under the plan are evidenced by either a deferred share award agreement or matching deferred share award agreement, depending on whether the deferred shares are purchased by or granted to the participating employee in connection with his or her purchase of shares or deferred shares. Generally, after the deferral period, shares of common stock will be issued in respect of deferred shares, at which time each holder of deferred shares would enter into a stock subscription agreement for those shares containing, among other things, substantial restrictions on transfer and repurchase rights upon termination of employment. The shares of common stock related to deferred shares granted will generally be issued to employees upon the earliest of the following to occur: (1) immediately before a change of control of Remington of Holding, unless deferred shares of the acquiror in the change of control with substantially similar terms are available and the holder of the deferred shares has not elected prior to the change of control to receive the shares for his or her deferred shares; (2) the expiration of any lock-up period following a public offering; (3) immediately before the record date for a leveraged recapitalization of the issuer in which the C&D Fund has a realization event with respect to a substantial portion of its investment and (4) the employee's termination of employment other than for cause.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Principal Shareholders

        The C&D Fund, which currently holds, on a fully diluted basis taking into account all options and deferred shares, 12.7% of the outstanding common stock of Holding, is a private investment fund managed by Clayton, Dubilier & Rice, Inc., or CD&R. The general partner of the C&D Fund is Associates IV. Leon J. Hendrix, Jr., formerly a principal of CD&R, is a director of Holding and Remington and has served as Chairman since December 1997. In November 2000, Mr. Hendrix became an employee of Remington, retaining the title of Chairman. B. Charles Ames is a principal of CD&R, general partner of Associates IV, and a director of Remington and Holding. Michael G. Babiarz and Thomas E. Ireland are principals and stockholders of CD&R and directors of Remington and Holding. Hubbard C. Howe is a director of Remington and a former principal of CD&R.

        The BRS Fund, which currently owns, on a fully diluted basis taking into account all options and deferred shares, 60.4% of the capital stock of Holding, is a private equity investment fund managed by Bruckmann, Rosser, Sherrill & Co, Inc., or BRS. The general partner of the BRS Fund is BRSE, L.L.C. Stephen C. Sherrill, a principal of BRS, is a director of Remington and Holding.

        Pursuant to consulting agreements Holding and Remington have entered into with CD&R and BRS, CD&R and BRS receive annual fees for management and financial consulting services provided to us and reimbursement of out-of-pocket expenses. Such consulting services include helping us to establish effective banking, legal and other business relationships, and assisting management in developing and implementing strategies for improving our operational, marketing and financial performance. The consulting agreements currently provide for annual fees of $0.5 million to each of CD&R and BRS, which may be adjusted, subject to the approval of both the C&D Fund and the BRS Fund, at the discretion of a majority of the directors of Remington and Holding not affiliated with CD&R or BRS, respectively. In addition, the consulting agreements also provide that if an employee of CD&R or BRS is appointed to an executive management position (or position of comparable responsibility) with us, the annual fee will be increased by an amount to be determined by CD&R or BRS, the amount of such increase not to exceed 100% of the existing annual fee in effect at that time. However, any increase in the annual fee is subject to applicable limitations under our existing and future debt. We paid to CD&R an annual fee and expenses of $0.6 million in each of 2004, 2003, and 2002. We paid BRS an annual fee and expenses of $0.5 million in each of 2004 and 2003. The consulting agreements also provides that CD&R and BRS will perform financial advisory, investment banking and similar services with respect to proposals for an acquisition, merger, recapitalization, or any other similar transaction directly or indirectly involving Holding, Remington and their subsidiaries. The fee for such services in connection with future transactions would be an amount equal to 1% of the transaction value for the transaction to which such fee relates. The amount of the transaction fee may be increased if approved by a majority of the directors of Remington not affiliated with CD&R or BRS, as applicable, and by both the C&D Fund and the BRS Fund.

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

        We paid fees to the law firm of Debevoise & Plimpton LLP during 2004 for legal services rendered. Franci J. Blassberg, Esq., a member of Debevoise & Plimpton LLP, is married to Joseph L. Rice, III, a general partner of Associates IV. Fees and expenses paid to Debevoise & Plimpton LLP for 2004, 2003, and 2002 were $0.5 million, $2.8 million, and $1.5 million, respectively. A portion of the 2003 fees and expenses consisted of amounts related to the Transaction and the offering of the old notes.

Stock Incentive Plans

        As of December 31, 2004, we had reserved 39,615 shares of Holding's Common Stock for issuance in accordance with the terms of the Amended and Restated RACI Holding, Inc. Stock Incentive Plan (the "1999 Stock Incentive Plan") and the 2003 Stock Option Plan (the "2003 Stock Option Plan"). As of December 31, 2004, 14,144 options were granted and no shares of Common Stock have been issued under the above mentioned plans. Currently, 6,938 redeemable deferred shares of Class A Common Stock and 1,755 redeemable shares of Class A Common Stock are outstanding under the 1999 Stock

Incentive Plan. As of December 31, 2004, 2,504 shares of Common Stock remained available for additional option grants under the 2003 Stock Option Plan.

        As disclosed on Remington's report on Form 8-K filed on November 19, 2004, Remington repurchased on behalf of Holding 2,530 of Holding deferred shares and 77 of Holding common shares from a terminating officer at the fair market value of $220.31 per share, as determined by an independent valuation.

Item 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

        Our audit fees to PricewaterhouseCoopers LLP were $0.4 million for professional services rendered in connection with the annual audit and quarterly reviews of the financial statements in both 2004 and 2003. We also had audit fees of $0.4 million for services performed related to the S-4 filing in 2003.

Audit-Related Fees

        Our audit-related fees to PricewaterhouseCoopers LLP were $0.1 million for professional services rendered in 2003 for compliance reviews of the Health Insurance Portability and Accountability Act of 1996 (HIPPA) and for the annual employee benefits plan audit.

Tax Fees

        Our tax-related fees to PricewaterhouseCoopers LLP were $0.1 million for professional services rendered in 2004 for return preparation, and state tax consulting and review. In 2003, we had tax fees to PricewaterhouseCoopers LLP of $0.2 million for professional services rendered in 2003 for return preparation, and state tax consulting and review.

Other Fees

        There are no fees subject to this category to report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this report:

Page
(1) Financial Statements

Report of Independent Registered Public Accounting Firm	45
Consolidated Balance Sheets as of December 31, 2004 and 2003	46
Consolidated Statements of Operations for the years ended
December 31, 2004, 2003, and 2002	47
Consolidated Statements of Cash Flows for the years ended
December 31, 2004, 2003, and 2002	48
Consolidated Statements of Shareholder's Equity and Comprehensive
Income (Loss) for the years ended December 31, 2004, 2003, and 2002	49
Notes to the Consolidated Financial Statements	50

(2) Financial Statement Schedule

Valuation and Qualifying Accounts	81

(3) List of Exhibits	103

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 23, 2005.

REMINGTON ARMS COMPANY, INC.

/s/ Thomas L. Millner
Thomas L. Millner

Chief Executive Officer,
President and Director
      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2004.

                Signature                                   Title                            Date

                                                 Chief Executive Officer,                 March 23, 2005
           /s/ Thomas L. Millner                 President and Director
-------------------------------------------
            Thomas L. Millner

                                                Executive Vice President, Chief          March 23, 2005
                                                Financial Officer, and Chief
            /s/ Mark A. Little                     Administrative Officer
-------------------------------------------
              Mark A. Little

         /s/ Leon J. Hendrix, Jr.               Chairman and Director                      March 23, 2005
-------------------------------------------
           Leon J. Hendrix, Jr.

           /s/ B. Charles Ames                   Director                                   March 23, 2005
-------------------------------------------
             B. Charles Ames

          /s/ Michael G. Babiarz                 Director                                   March 23, 2005
-------------------------------------------
            Michael G. Babiarz

            /s/ Bobby R. Brown                  Director                                   March 23, 2005
-------------------------------------------
              Bobby R. Brown

         /s/ Richard A. Gilleland               Director                                   March 23, 2005
-------------------------------------------
           Richard A. Gilleland

          /s/ Richard E. Heckert                Director                                   March 23, 2005
-------------------------------------------
            Richard E. Heckert

                                                Director                                   March 23, 2005
-------------------------------------------
             Hubbard C. Howe

          /s/ Thomas E. Ireland                 Director                                   March 23, 2005
-------------------------------------------
            Thomas E. Ireland

        /s/ Thomas F. L'Esperance               Director                                   March 23, 2005
-------------------------------------------
          Thomas F. L'Esperance

                Signature                         Title                                        Date

        /s/ H. Norman Schwarzkopf               Director                                   March 23, 2005
-------------------------------------------
          H. Norman Schwarzkopf

         /s/ Stephen C. Sherrill                Director                                   March 23, 2005
-------------------------------------------
           Stephen C. Sherrill

         Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

        The form of proxy, notice of annual meeting and instructions sent to security holders are attached here to as exhibits 99.2 and 99.3.

EXHIBIT INDEX

Form 10-K for Fiscal Year Ended December 31, 2004

Exhibit
Number                                                                  Description of Document

2.1	Asset Purchase Agreement, dated as of November 24, 1993, among Remington Arms Company, Inc., formerly named RACI Acquisition Corporation ("Remington"), E.I. du Pont de Nemours and Company ("DuPont") and Sporting Goods Properties, Inc., formerly named Remington Arms Company, Inc. ("Sporting Goods"); previously filed as Exhibit 2.1 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996 by Remington and Holding, and herein incorporated by reference.

2.2	Understanding and Agreement Regarding Product Liability Litigation, dated as of June 1, 1996 between DuPont and Remington; previously filed as Exhibit 2.2 to Amendment No. 2 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed April 23, 1997 by Remington and Holding, and herein incorporated reference., filed May 3, 1996 by Remington and Holding, and herein incorporated by reference.

2.3	Non-Competition Agreement, dated as of December 1, 1993, among DuPont, Sporting Goods and Remington; previously filed as Exhibit 2.3 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996 by Remington and Holding, and herein incorporated by reference.

2.4	Product Liability Services and Defense Coordination Agreement, dated as of December 1, 1993, among DuPont, Sporting Goods and Remington; previously filed as Exhibit 2.4 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996 by Remington and Holding, and herein incorporated by reference.

2.5	Environmental Liability Services Agreement, dated as of December 1, 1993, between DuPont and Remington; previously filed as Exhibit 2.5 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996 by Remington and Holding, and herein incorporated by reference.

3.1	Certificate of Incorporation of Remington, dated October 21, 1993, as amended on November 23, 1993; previously filed as Exhibit 3.3 to Registration Statement No. 33-74194, under the Securities Act of 1933, as amended, filed January 14, 1994 by Remington and Holding, and herein incorporated by reference.

3.2	By-laws of Remington (contained in exhibit 10.12).

3.3	Certificate of Formation of RA Brands L.L.C., dated June 29, 2000, previously filed as Exhibit 3.5 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed May 16, 2003 by Remington and Holding, and herein incorporated by reference.

3.4	Limited Liability Company Agreement of RA Brands, L.L.C. dated June 30, 2000, previously filed as Exhibit 3.6 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed May 16, 2003 by Remington and Holding, and herein incorporated by reference.

3.5	Certificate of Incorporation of RA Factors, Inc. dated January 2, 2001, previously filed as Exhibit 3.7 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed May 16, 2003 by Remington and Holding, and herein incorporated by reference.

3.6	By-Laws of RA Factors, Inc., previously filed as Exhibit 3.8 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed May 16, 2003 by Remington and Holding, and herein incorporated by reference.

4.1	Specimen of Holding Class A Common Stock Certificate; previously filed as Exhibit 4.1 to Holding’s Annual Report on Form 10-K, filed March 30, 1998, and herein incorporated by reference.

4.2	Specimen of Holding Class B Common Stock Certificate; previously filed as Exhibit 4.2 to Holding’s Annual Report on Form 10-K, filed March 30, 1998, and herein incorporated by reference.

4.3	Sublease, dated as of March 1, 1987, between S&K Industries, Inc., as lessor, and Remington as assignee of DuPont, as lessee (agreement to furnish such sublease to the Securities and Exchange Commission upon its request); previously filed as Exhibit 4.17 to Holding’s Annual Report on Form 10-K, filed March 30, 1998, and herein incorporated by reference.

10.1	Indenture, dated as of January 24, 2003 among Remington, RBC Holding, Inc., RA Brands, LLC, RA Factors, Inc. and U.S. Bank National Association with respect to Remington’s 10½% Senior Notes due 2011, previously filed as Exhibit 4.7 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003 by Remington and Holding, and herein incorporated by reference.

Exhibit
Number                                                                        Description of Document

10.2	Filed as Exhibit 2.1

10.3	Filed as Exhibit 2.2

10.4	Filed as Exhibit 2.3

10.5	Filed as Exhibit 2.4

10.6	Filed as Exhibit 2.5

10.7	Filed as Exhibit 4.3

10.8	Filed as Exhibit 4.7

10.9	Investment Agreement, dated as of December 19, 2002, by and among Holding, the C&D Fund and the BRS Fund, previously filed as Exhibit 10.9 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.10	Amended and Restated Registration and Participation Agreement, dated as of February 12, 2003, by and among the BRS Fund, Holding, C&D Fund and Fund IV Distributees, and acknowledged and consented to by Remington, previously filed as Exhibit 10.10 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003 by Remington and Holding, and herein incorporated by reference.

10.11	Stock Subscription Agreement, dated as of November 30, 1993, between Holding and the C&D Fund; previously filed as Exhibit 10.15 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996 by Remington and Holding, and herein incorporated by reference.

10.12	Shareholders Agreement, dated as of February 12, 2003, by and among Holding, C&D Fund, the BRS Fund and Fund IV Distributees, previously filed as Exhibit 10.12 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.13	Indemnification Agreement, dated as of November 30, 1993, among Remington, Holding, Clayton, Dubilier& Rice, Inc. and the C&D Fund; previously filed as Exhibit 10.16 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996 by Remington and Holding, and herein incorporated by reference.

10.14	Indemnification Agreement, dated as of February 12, 2003, among Remington, Holding, Bruckmann, Rosser, Sherrill & Co L.L.C. and BRS Fund II, previously filed as Exhibit 10.14 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.15	Second Amended and Restated Consulting Agreement, dated as of February 12, 2003, among Holding, Remington and Clayton, Dubilier & Rice, Inc. and Bruckmann, Rosser, Sherrill & Co., L.L.C, previously filed as Exhibit 10.15 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.16	Consulting Agreement, dated as of February 12, 2003, among Holding, Remington and Bruckmann, Rosser, Sherrill & Co. L.L.C. and Clayton, Dubilier & Rice, Inc, previously filed as Exhibit 10.16 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.17	Credit Agreement, dated January 24, 2003, among Remington and RA Factors, Inc., Wachovia Bank, National Association, as administrative and collateral agent, Fleet Capital Corporation, National City Commercial Finance, Inc., and the other Financial Institutions Parties thereto from time to time, previously filed as Exhibit 10.17 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.18	Borrower Security Agreement, dated January 24, 2003, between Remington Arms Company, Inc. and Wachovia Bank, National Association, as administrative and collateral agent, previously filed as Exhibit 10.18 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.19	Borrower Security Agreement, dated January 24, 2003, between RA Factors, Inc. and Wachovia Bank, National Association, as administrative and collateral agent, previously filed as Exhibit 10.19 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.20	Subsidiary Security Agreement, dated as of January 24, 2003, between RA Brands, L.L.C. and Wachovia Bank, National Association, as administrative and collateral agent, previously filed as Exhibit 10.20 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.21	Pledge Agreement, dated January 24, 2003, between RA Brands, L.L.C. and Wachovia Bank, National Association, as administrative and collateral agent, previously filed as Exhibit 10.22 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.22	Pledge Agreement, dated January 24, 2003, between Remington Arms Company, Inc. and Wachovia Bank, National Association, as administrative and collateral agent, previously filed as Exhibit 10.23 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.23	Pledge Agreement, dated January 24, 2003, between RACI Holding, Inc. and Wachovia Bank, National Association, as administrative and collateral agent, previously filed as Exhibit 10.25 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.24	Patent and Trademark Security Agreement, dated January 24, 2003, between RA Brands, L.L.C. and Wachovia Bank, National Association, as administrative and collateral agent, previously filed as Exhibit 10.26 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.25	Subsidiary Guaranty, dated January 24, 2003, between RA Brands, L.L.C. and Wachovia Bank, National Association, as administrative and collateral agent, previously filed as Exhibit 10.27 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.26	Contribution Agreement, dated January 24, 2003, by and among Remington Arms Company, Inc., RA Factors, Inc., RA Brands, L.L.C., and RBC Holding, Inc., and Wachovia Bank, National Association, as administrative and collateral agent, previously filed as Exhibit 10.29 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.27	Form of Director Stock Subscription Agreement; previously filed as Exhibit 10.2 by Holding in Form 10-Q for the quarter ended September 30, 1997, and herein incorporated by reference.

10.28	Form of Executive Employment Agreement, previously filed as Exhibit 10.38 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed July 7, 2003, by Remington and Holding, and herein incorporated by reference.*

10.29	Director Stock Subscription Agreement; previously filed as Exhibit 10.1 to Holding’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.

10.30	Director Matching Deferred Share Award Agreement; previously filed as Exhibit 10.2 to Holding’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.*

10.31	1999 RACI, Holding, Inc. Stock Incentive Plan; previously filed as Exhibit 10.3 to the Holding's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.*

10.32	Form of Management Stock Subscription Agreement; previously filed as Exhibit 10.4 to Holding’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.*

10.33	Form of Management Stock Subscription Agreement—Performance Option; previously filed as Exhibit 10.5 to Holding’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.*

10.34	Form of Management Stock Subscription Agreement—Service Option; previously filed as Exhibit 10.6 to Holding’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.*

10.35	Form of Stock Purchase Right Deferred Share Award Agreement; previously filed as Exhibit 10.7 to Holding’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.*

10.36	Form of Matching Deferred Share Award Agreement; previously filed as Exhibit 10.8 to Holding’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.*

10.37	Profit Based Bonus Plan; previously filed as Exhibit 10.11 to Holding’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.*

10.38	Form of Management Stock Subscription Agreement; previously filed as Exhibit 10.46 to Holding’s Annual Report on Form 10-K, filed March 8, 2002, and herein incorporated by by reference.*

10.39	Form of Management Stock Option Agreement; previously filed as Exhibit 10.47 to Holding’s Annual Report on Form 10-K, filed March 8, 2002, and herein incorporated by reference.*

10.40	Form of Deferred Share Award Agreement; previously filed as Exhibit 10.48 to Holding’s Annual Report on Form 10-K, filed March 8, 2002, and herein incorporated by reference.*

10.41	RACI Holding, Inc. 2003 Stock Option Plan, adopted June 13, 2003, previously filed as Exhibit 10.53 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed July 7, 2003, by Remington and Holding, and herein incorporated by reference.*

107

10.42	Form of RACI Holding, Inc. Management Stock Option Agreement, dated as of June 13, 2003, previously filed as Exhibit 10.54 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed July 7, 2003, by Remington and Holding, and herein incorporated by reference.*

10.43	Form of RACI Holding, Inc. Director Stock Option Agreement, dated as of June 13, 2003, previously, filed as Exhibit 10.55 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed July 7, 2003, by Remington and Holding, and herein incorporated by reference.*

10.44	Form of RACI Holding, Inc. Management Stock Subscription Agreement, previously filed as Exhibit 10.56 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed July 7, 2003, by Remington and Holding, and herein incorporated by reference.*

10.45	Form of RACI Holding, Inc. Director Stock Subscription Agreement, previously filed as Exhibit 10.57 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed July 7, 2003, by Remington and Holding, and herein incorporated by reference.*

10.46	First Amendment to Credit Agreement, dated June 30, 2003, by and among Remington, RA Factors, Inc., Wachovia Bank, National Association, as Agent and Lender and other financial institutions party to the Credit Agreement, previously filed as Exhibit 10.58 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed July 7, 2003, by Remington and Holding, and herein incorporated by reference.* 10.47 econd Amendment to Credit Agreement, dated as of October 31, 2003, by and among Remington, RA actors, Inc., Wachovia Bank, National Association, as Agent and Lender and other financial institutions party to the Credit Agreement, previously filed as Exhibit 10.59 to Registration Statement No. 333-104141, under the Securities Act of 1933, filed November 14,2003, by Remington, and herein incorporated by reference.

10.47	Second Amendment to the Credit Agreement, dated as of October 31, 2003, by and among Remington, RA Factors, Inc., Wachovia Bank, National Association, as Agent and Lender and other financial institutions party to the Credit Agreement, previously filed as Exhibit 10.59 to Registration Statement No. 333-104141, under the Securities Act of 1933, filed November 14, 2003, by Remington, and herein incorporated by reference.

10.48	Third Amendment, dated as of February 9, 2004, to Credit Agreement, dated as of January 24, 2003, among Remington, RA Factors, Inc., Wachovia Bank, National Association, as Agent and the lenders from time to time party thereto, previously filed as Exhibit 10.2 to Registration Statement No. 333-104141 on Form 8-K, under the Securities Act of 1933, filed February 18, 2004, by Remington and Holding, and herein incorporated by reference.*

10.49	Asset Purchase Agreement, dated February 6, 2004, among Remington Arms Company, Inc., RA Brands, L.L.C., Pure Fishing, Inc., Pure Fishing, I, LLC and Pure Fishing II, LLC, previously filed as Exhibit 10.1 to Remington’s report on Form 8-K, under the Securities Act of 1933, filed February 19, 2004, and herein incorporated by reference.

10.50	Fourth Amendment, dated as of February 8, 2005, to the Credit Agreement, dated as of January 24, 2003, among Remington, RA Factors, Inc., Wachovia Bank, National Association, as Agent and lenders from time to time party hereto, previously filed as Exhibit 10.1 to Remington's Form 8-K, under the Securities Act of 1933, filed February 11, 2005, and herein incorporated by reference.

10.51	Form of Death Benefit Plan. *

10.52	Description of 2005 Incentive Compensation Plan. *

10.53	Special Supplemental Retirement Plan for Paul Cahan.*

12.1	Statement Re: of Earnings to Fixed Charges.

21.1	List of Subsidiaries.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Press Release dated February 10, 2004, previously filed as Exhibit 99.1 to Remington’s report on Form 8-K, under the Securities Act of 1933, filed February 19, 2004, and herein incorporated by reference.

99.2	Form of Proxy set to security holders for 2004 annual meeting.

99.3	Notice of Annual Meeting and Instructions sent to security holders for 2004 annual meeting.

*	Management contract or compensatory plan or arrangement.

**	The following exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. In addition, Exhibit No. 32.1 and Exhibit No. 32.2 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Act of 1934.