Form 10-Q
period 2005-03-31
REMINGTON ARMS CO INC/
filed 2005-05-13
CIK 916504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).    Yes  ☐    No  ☒

At May 10, 2005, the number of shares outstanding of each of the issuer’s classes of common stock is as follows: 1,000 shares of Class A Common Stock, par value $.01 per share.

REMINGTON ARMS COMPANY, INC.

FORM 10-Q

March 31, 2005

Remington Arms Company, Inc.

Consolidated Balance Sheets

(Dollars in Millions, Except per Share Data)

	(Unaudited)

	March 31, 2005	December 31, 2004	March 31, 2004
ASSETS
Current Assets
Cash and Cash Equivalents	$ 0.2	$ 0.4	$ 0.2
Accounts Receivable Trade - net	123.8	81.2	105.4
Inventories - net	110.4	92.6	98.0
Supplies	7.1	7.2	6.3
Prepaid Expenses and Other Current Assets	12.1	9.1	14.2
Deferred Tax Assets	-	-	9.4

Total Current Assets	253.6	190.5	233.5

Property, Plant and Equipment - net	74.0	75.3	73.8
Goodwill and Intangibles - net	59.1	62.7	62.7
Debt Issuance Costs - net	7.8	8.7	10.1
Other Noncurrent Assets	14.7	14.4	14.5
Deferred Tax Assets	-	-	0.7

Total Assets	$ 409.2	$ 351.6	$ 395.3

LIABILITIES & (ACCUMULATED DEFICIT) SHAREHOLDER'S EQUITY
Current Liabilities
Accounts Payable	$ 30.0	$ 24.5	$ 29.3
Book Overdraft	5.3	10.0	4.4
Short-Term Debt	4.0	-	4.8
Current Portion of Long-Term Debt	0.6	0.6	0.5
Current Portion of Product Liability	2.2	2.2	2.4
Income Taxes Payable	0.6	0.8	7.7
Deferred Tax Liabilities	1.0	1.5	-
Other Accrued Liabilities	38.2	34.3	39.3

Total Current Liabilities	81.9	73.9	88.4

Long-Term Debt, net of Current Portion	261.3	202.9	224.4
Retiree Benefits	48.9	47.1	44.8
Product Liability, net of Current Portion	11.8	11.2	12.2
Deferred Tax Liabilities	3.7	4.2	-
Other Long-Term Liabilities	1.8	1.7	1.2

Total Liabilities	409.4	341.0	371.0

Commitments and Contingencies

(Accumulated Deficit) Shareholder's Equity
Total (Accumulated Deficit) Shareholder's Equity	(0.2)	10.6	24.3
Total Liabilities and (Accumulated Deficit) Shareholder's Equity	$ 409.2	$ 351.6	$ 395.3

The accompanying notes are an integral part of these consolidated financial statements

Remington Arms Company, Inc.

Consolidated Statements of Operations

(Dollars in Millions)

	Unaudited
	Year-to-Date March 31,
	2005	2004
Net Sales (1)	$84.9	$83.9
Cost of Goods Sold	67.2	64.4

Gross Profit	17.7	19.5
Selling, General and Administrative Expenses	16.9	16.3
Research and Development Expenses	1.4	1.5
Impairment Charges	3.7	-
Other Income	(0.1)	(0.4)

Operating (Loss) Profit	(4.2)	2.1

Interest Expense	6.3	6.1

Loss from Continuing Operations before Income Taxes, Equity in Losses from Unconsolidated Joint Venture and Sale of Assets	(10.5)	(4.0)
Income Tax Benefit	(0.6)	(1.5)
Equity in Loss from Unconsolidated Joint Venture, net of tax of zero for the year-to-date period ended March 31, 2005	0.2	-

Net Loss from Continuing Operations before Discontinued Operations	(10.1)	(2.5)
Loss from Discontinued Operations, net of tax benefit of zero and $0.1 for the year-to-date periods ended March 31, 2005 and 2004, respectively	(0.1)	(0.2)
Gain on Sale of Assets, net of tax expense of $9.4 for the year-to-date period ended March 31, 2004	-	13.0

Net (Loss) Income	$(10.2)	$10.3

(1)	Sales are presented net of Federal Excise taxes of $6.6 and $6.8 for the year-to-date periods ended March 31, 2005 and 2004, respectively.

The accompanying notes are an integral part of these consolidated financial statements

Remington Arms Company, Inc.

Consolidated Statements of Cash Flows

(Dollars in Millions)

	Unaudited
	Year-To-Date March 31,
	2005	2004
Operating Activities
Net Income (Loss)	$(10.2)	$10.3
Adjustments to reconcile Net Income (Loss) to Net Cash used in Operating Activities:
Impairment Charges	3.7	-
Depreciation and Amortization	2.8	2.8
Write-off of Debt Acquisition Costs	0.5	-
Equity in Loss from Unconsolidated Joint Venture, net of tax	0.2	-
Gain on Sale of Assets Held for Sale	-	(22.4)
Loss on Disposal of Assets	0.1	0.2
Provision for Retiree Benefits	1.8	2.1
Provision (Benefit) for Deferred Income Taxes, net	(1.0)	2.2
Changes in Operating Assets and Liabilities:
Accounts Receivable Trade - net	(42.6)	(38.3)
Inventories	(17.8)	(12.3)
Supplies	0.1	0.4
Prepaid Expenses and Other Current Assets	1.0	(2.6)
Other Noncurrent Assets	(0.2)	(0.2)
Accounts Payable	5.5	9.2
Product Liabilities	0.6	(0.6)
Income Taxes Payable	(0.2)	5.2
Other Accrued and Long-Term Liabilities	3.1	10.6

Net Cash used in Operating Activities from Continuing Operations	(52.6)	(33.4)
Net Cash provided by Discontinued Operations	-	0.1

Net Cash used in Operating Activities	(52.6)	(33.3)

Investing Activities
Proceeds from Sale of Assets, net	-	41.5
Purchase of Property, Plant and Equipment	(1.2)	(0.5)
Cash Contribution to Unconsolidated Joint Venture	(0.3)	-

Net Cash (used in) provided by Investing Activities	(1.5)	41.0

Financing Activities
Proceeds from Revolving Credit Facility	87.5	45.4
Payments on Revolving Credit Facility	(29.0)	(50.9)
Principal Payments on Long-Term Debt	(0.1)	(0.1)
Capital Contributions from RACI Holding, Inc.	0.2	-
Decrease Book Overdraft	(4.7)	(2.3)

Net Cash provided by (used in) Financing Activities	53.9	(7.9)

Decrease in Cash and Cash Equivalents	(0.2)	(0.2)
Cash and Cash Equivalents at Beginning of Period	0.4	0.4

Cash and Cash Equivalents at End of Period	$0.2	$0.2

Supplemental Cash Flow Information:
Cash Paid During the Year for:
Interest	$0.5	$0.4
Income Taxes	$-	$-
Noncash Financing Activities:
Financing of insurance policies	$4.0	$4.8

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.

Consolidated Statement of Shareholder’s Equity (Accumulated Deficit) and Comprehensive Loss

(Dollars in Millions)

(Unaudited)

	Paid-in Capital	Accumulated Other Comprehensive Income	Earnings Accumulated Deficit	Total Shareholder’s Equity (Accumulated Deficit)
Balance, December 31, 2004	$89.0	$0.6	$(79.0)	$10.6

Comprehensive Loss:
Net Loss	—	—	(10.2)	(10.2)
Other comprehensive income:
Net derivative gains, net of tax effect of $0.1	—	0.1	—	0.1
Net derivative gains reclassified as earnings, net of tax effect of ($0.5)	—	(0.9)	—	(0.9)

Total Comprehensive Loss	—	(0.8)	(10.2)	(11.0)
Contributions from RACI Holding, Inc.	0.2	—	—	0.2

Balance, March 31, 2005	$89.2	$(0.2)	$(89.2)	$(0.2)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) — Unaudited

Note 1 — Basis of Presentation

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

        The accompanying unaudited interim consolidated financial statements of Remington have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. The year-end balance sheet information for 2004 was derived from the audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles.

        These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Remington Arms Company, Inc. and subsidiaries as of and for the year ended December 31, 2004.

        A revision to the classification from liabilities to assets of estimated insurance proceeds from product liability and workers compensation was made to financial information from prior periods to conform with the current presentation format. The change in classification did not have a material impact on any previously reported financial condition, results of operations or cash flows of the Company. In addition, as a result of the sale of specified assets of the fishing line business on February 9, 2004, the results of these operations have been included in discontinued operations and results from prior periods have been reclassified accordingly. See Note 3.

   Note 2 — Impairment Charges

        As of March 31, 2005, the Company performed an elevation for impairment on its goodwill, trademarks, and fixed assets for the Clay Targets reporting unit and recorded associated impairment charges of $3.7 in the accompanying statement of operations, which were composed of goodwill impairment of $2.9, indefinite-lived trademark impairment of $0.7, and fixed asset impairment of $0.1. The Clay Targets reporting unit is included in the All Other reporting segment in Note 15. The evaluation resulted from the Company being notified by its primary supplier of a critical raw material to the Company's Clay Targets business that it would stop supplying the Company beginning in the third quarter of 2005 and for which no alternative supplier has currently been located. Management considers the loss of the supplier a change in the business climate that created a specific "triggering event" necessitating such a review.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) — Unaudited

        The impairment of trademarks was assessed in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). The impairment test required us to estimate the fair value of our trademarks. We tested these trademarks at the reporting unit level. We estimated fair value using a discounted cash flow model. Under this model, we utilized estimated revenue and cash flow forecasts, as well as assumptions of terminal value, together with an applicable discount rate, to determine fair value. We then compared the carrying value of the trademark to its fair value. Since the fair value of the trademark was less than its carrying value, the difference of $0.7 was the impairment charge recorded.

        The impairment of long-lived assets was assessed in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). We operate this reporting unit with two plant locations; therefore, we performed our testing of the asset groups at the plant level, as this is the lowest level for which indentifable cash flows are available. In performing the test, we determined that the total of the expected future undiscounted cash flows directly related to the existing service potential of the asset group for one of the plant locations was less than the carrying value of that asset group; therefore, the analysis indicated an impairment charge for this plant location. Fair value for this plant location was determined using a market approach for the associated building and land, and a remaining utility approach for the equipment. The impairment charge of $0.1 represented the difference between the fair value of the asset group and its carrying value.

        The impairment of goodwill was assessed in accordance with the provisions of SFAS 142. SFAS 142 indicates that if other types of assets (in addition to goodwill) of a reporting unit are being tested for impairment at the same time as goodwill, then those assets are to be tested for impairment prior to performing the goodwill impairment testing. Accordingly, in accordance with SFAS 142, the impairment charges noted above reduced the carrying value of the reporting units when performing the impairment test for goodwill. The goodwill impairment test required us to estimate the fair value of our overall business enterprise at the reporting unit level. We estimated fair value using a discounted cash flow model. Under this model, we utilized estimated revenue and cash flow forecasts, as well as assumptions of terminal value, together with an applicable discount rate, to determine fair value. We then compared the carrying value of the reporting unit to its fair value. Since the fair value of the reporting unit was below zero, an impairment charge of $2.9, associated with the remianing balance of goodwill for the reporting unit, was recorded.

        The impairment charges noted above are estimates that have yet to be finalized as management is currently evaluating its options for the reporting unit, including seeking another supplier, which are recorded based upon the provisions of the above referenced statements as well as Statement of Financial Accounting Standard No. 5, Accounting for Contingencies ("SFAS 5"). Accordingly, these estimated amounts may change in subsequent periods and other charges may be necessary based on the outcome of this evaluation. At March 31, 2005, the remaining carrying value associated with this reporting unit for trademarks and fixed assets are $2.0.

Note 3 — Discontinued Operations

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) — Unaudited

        The purchase price paid to Remington and RA Brands for the assets sold was $44.0 in cash. At the time of the closing of the sale, the Company applied $43.0 of cash proceeds to pay down the then outstanding balance under Remington’s senior secured revolving credit facility (as amended to date, the “Credit Facility”), and applied the remaining $1.0 of cash proceeds to repay Credit Facility the Credit Facility borrowings later that year. The assets sold had a net book value of approximately $17.9 and Remington retained net working capital of approximately $1.7. As disclosed in our December 31, 2004 financial statements, the gain that was recorded in 2004 on the sale of discontinued operations was approximately $13.6, net of income taxes. The gain of approximately $13.0 reported as of March 31, 2004 reflected management's estimate of remaining costs associated wiht the sale based on remaining obligations with respect to the sale at that time.

        Pursuant to the Stren Asset Purchase Agreement, Remington agreed not to compete with the Purchasers in the fishing line business for a period of five years.

        The following represents a summary of key components of loss from discontinued operations:

	March 31,	March 31,
Discontinued Operations:	2005	2004
Net Sales	$ --	$ 3.3
Pre-tax operating loss	(0.1)	(0.1)
Interest expense allocation	--	0.1
Loss from operations, after tax	(0.1)	(0.2)

        Included in discontinued operations is an allocation of interest expense of zero and $0.1 for the year-to-date periods ended March 31, 2005 and 2004, respectively. The interest expense allocation is based on the Company being required to make a payment of $43.0 against its outstanding borrowings under the Credit Facility with a portion of the proceeds received at the closing of the sale of the fishing line business on February 9, 2004. The interest expense allocation was computed by taking the $43.0 revolver balance required to be paid down at the time of the sale closing, multiplied by the weighted average interest rate on the Credit Facility through February 9, 2004. The fishing line business has historically been allocated interest expense (approximately $0.2 annually) as a result of actual working capital balances for the fishing line business during 2003 and 2002.

   Note 4 — Inventories

        Inventories consisted of the following at:

	(Unaudited)
	March 31,	December 31,	March 31,
	2005	2004	2004
Raw Materials	$ 19.4	$ 17.5	$ 15.4
Semi-Finished Products	21.1	19.3	18.7
Finished Products	69.9	55.8	63.9

Total	$ 110.4	$ 92.6	$ 98.0

        Inventories are stated at the lower of cost or market. The cost of inventories is determined by the first-in, first-out ("FIFO") method. Inventory costs associated with Semi-Finished Products and Finished Products include material, labor, and overhead; while costs associated with Raw Materials include primarily material. The Company provides inventory allowances based on excess and obsolete inventories.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) — Unaudited

Note 5 - Other Accrued Liabilities

        Other Accrued Liabilities consisted of the following at:

	(Unaudited)
	March 31,	December 31,	March 31,
	2005	2004	2004
Marketing	$ 4.1	$ 6.2	$ 4.6
Healthcare	6.7	6.6	6.9
Retiree Benefits current portion	7.1	7.1	6.2
Workers Compensation	3.5	3.3	2.7
Interest	7.1	1.8	7.0
Other	9.7	9.3	11.9

Total	$ 38.2	$ 34.3	$ 39.3

Note 6 — Warranty Accrual

        The Company provides consumer warranties against manufacturing defects in all firearm products it sells in North America, with the exception of the Spartan Gunworks product line imported from overseas, which is warranted by its third party vendor. Estimated future warranty costs are accrued at the time of sale, using the percentage of actual historical repairs to shipments for the same period, which is included in other accrued liabilities. Product modifications or corrections are voluntary steps taken by the Company to assure proper usage by consumers or performance of a product by consumers. The cost associated with product modifications and or corrections are recognized in accordance with SFAS 5, and charged to operations. Activity in the warranty accrual consisted of the following at:

	(Unaudited)
	Quarter ended	Year ended	Quarter ended
	March 31,	December 31,	March 31,
	2005	2004	2004
Beginning warranty accrual	$ 0.8	$ 0.8	$ 0.8
Current period accruals	0.8	2.8	0.9
Current period charges	(0.8)	(2.8)	(0.9)

Ending warranty accrual	$ 0.8	$ 0.8	$ 0.8

        In addition to our warranty accrual, we have a nationwide product safety program under which we offer to clean, inspect and modify certain bolt action centerfire firearms manufactured prior to 1982 to remove the bolt-lock feature. As of March 31, 2005, our accrual for the costs of the product safety program was less than $0.1.

Note 7– Income Taxes

        Income tax expense is based on pretax financial accounting income. The Company recognizes deferred tax assets and liabilities based on the difference between the financial reporting and tax bases of assets and liabilities, applying tax rates applicable to the year in which the differences are expected to reverse, in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). A valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be realized. As of March 31, 2005, a valuation allowance of approximately $17.9 is recorded against deferred tax assets in accordance with the provisions of SFAS 109.

        Management believes that under the provisions of SFAS 109, it is not appropriate to record income tax benefits on current quarterly losses. Consequently, the Company's results for the quarter ended March 31, 2005 do not reflect such a benefit from income taxes, notwithstanding the fact that the Company reported a loss for the period. However, under the provisions of SFAS 109 and SFAS 142, the recognition of impairment charges for goodwill and indefinite-lived intangible assets as of March 31, 2005 as disclosed in Note 2 reduced the amount of deferred tax liabilities associated with intangible assets and resulted in the recognition of a corresponding income tax benefit of $0.6.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) — Unaudited

        Because the Company files its income taxes in a consolidated tax return with Holding, the supplemental cash flow disclosure for cash taxes paid reflects the total impact of any cash taxes paid on behalf of Holding.

Note 8– Long-Term Debt

        Long-term Debt consisted of the following at:

	(Unaudited)
	March 31,	December 31,	March 31,
	2005	2004	2004
Revolving Credit Facility	$ 60.3	$ 1.8	$ 22.8
10.5% Senior Subordinated Notes due 2011	200.0	200.0	200.0
Capital Lease Obligations	0.7	0.8	1.2
Due to RACI Holding, Inc.	0.9	0.9	0.9

Subtotal	261.9	203.5	224.9
Less: Current Portion	0.6	0.6	0.5

Total	$ 261.3	$ 202.9	$ 224.4

        On February 8, 2005, in connection with the passage of the one year requirement under the indenture governing the Notes referred to below to apply an amount equal to net proceeds from the sale of the fishing line business to repay debt or reinvest in specified assets, the Company entered into a fourth amendment under the Credit Facility primarily to permanently reduce its commitments under the Credit Agreement from $125.0 to $101.0 and to amend the availability requirements as indicated below. As a result of the reduction in borrowing capacity, and in accordance with Emerging Issues Task Force No. 98-14 (“EITF 98-14”), the Company reduced its debt acquisition costs by $0.5 upon signing of the fourth amendment to the Credit Facility in February 2005, the expense for which was recorded as Other Income on the Company’s accompanying statement of operations.

        The Company’s Credit Facility provides up to $101.0 of borrowings under an asset-based senior secured revolving credit facility through January 23, 2008. Amounts available under the Credit Facility are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable and eligible inventory in addition to the minimum availability requirement descrined below. The Credit Facility also includes a letter of credit sub-facility of up to $15.0.

        As a result of amendments, the Company’s borrowing capacity has been limited by creating a minimum availability restriction through the earlier of (i) March 30, 2006 and (ii) subject to meeting specified financial conditions, such date as the Company may determine (such period, the “Availability Test Period”). In addition, during the Availability Test Period, the Company must maintain specified minimum rolling four quarter levels of Consolidated EBITDA (as defined in the Credit Facility).

        Key terms of the Credit Facility now include the following:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) — Unaudited

(2)	The Company is required to maintain specified minimum rolling four quarter levels of Consolidated EBITDA (as defined in the Credit Facility) during the Availability Test Period.

(3)

All of Remington’s existing and future domestic subsidiaries are either co-borrowers under, or guarantors of, the Credit Facility. The Credit Facility is collateralized by substantially all of the Company’s real and personal property, including without limitation the capital stock of the Company’s subsidiaries.

(4)

Amounts outstanding under the Credit Facility bear interest at a rate equal to, at the Company’s option, (1) an alternate base rate plus applicable margin, or (2) a reserve adjusted LIBOR rate plus an applicable margin. These margins are subject to periodic adjustment based on certain levels of financial performance at various times during the term of the Credit Facility.

(5)

The Credit Facility contains limitations on capital expenditures exceeding $12.5 during any fiscal year, adjusted upward for any previously unspent amounts in prior years that were less than the annual $12.5 limitation. The Credit Facility allows for capital expenditures up to $21.1 million in the 2005 fiscal year including unused capacity carried over from 2003 and 2004.

(6)	The Credit Facility contains limitations on indebtedness, liens, investments, mergers and other acquisitions, asset dispositions, transactions with affiliates, and dividends and other distributions.

(7)	The Credit Facility contains customary events of default.

(8)

The Company is required to pay certain fees in connection with the Credit Facility, including (1) letter of credit fees, (2) agency fees and (3) an unused commitment fee of 0.375% is payable if the average revolver facility balance is 50% or more of the aggregate Revolver Commitments in effect on the first day of such month, subject to adjustment upward to 0.500% if the average outstanding Credit Facility balance for any month is less than 50% of the aggregate revolving commitments in effect on the first day of such month.

(9)	The Credit Facility contains other customary affirmative and negative covenants including but not limited to those listed above.

        The interest rate margin for the ABR and the Euro-Dollar loans at March 31, 2005 is 1.50% and 3.00%, respectively. The weighted average interest rate under the Company’s Credit Facility was 6.02% and 4.84% for the three months period ended March 31, 2005 and 2004, respectively.

        As of March 31, 2005 approximately $15.6 in additional borrowings beyond the minimum availability requirements were available as determined pursuant to the Credit Facility.

        As of March 31, 2005 the Company was in compliance with the financial covenants and expects to continue to be in compliance with the financial covenants under the Credit Facility. However, there can be no assurance that the Company will continue to be in compliance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) — Unaudited

        The Company’s $200.0 aggregate principal amount 10.5% Senior Notes due 2011 (the “Notes”) are redeemable at the option of the Company, in whole or in part, any time on or after February 1, 2007. The redemption price ranges from 105.3% of the principal amount in 2007 to 100% in the year 2009 and thereafter. The Notes may also be redeemed with proceeds of specified types of equity offerings prior to 2006, at a redemption price of 110.5% of the principal amount. In the event of a change in control, the Notes may be tendered at the option of the holders for the principal amount plus applicable interest and premium at that date. The Notes are unsecured senior obligations of the Company that are contractually pari passu with all existing and future senior indebtedness, if any, of the Company, but are structurally subordinate to secured indebtedness, including its indebtedness under the Credit Facility.

        The indenture for the Notes and the Credit Facility contain various restrictions on the Company’s ability to incur debt, pay dividends and enter into certain other transactions. In addition, the indenture for the notes permits repurchases of the Notes on the open market, subject to limitations that may be contained in the Credit Facility. As disclosed in the Company’s Form 8-K filing on February 11, 2005, the Company obtained the consent of the requisite lenders under the Credit Facility to one or more such purchases of Notes in an aggregate amount of up to $5.0 on or before December 31, 2005, subject to compliance with specified conditions for the purchases. No such repurchases had been made as of May 10, 2005.

Note 9 – Intangible Assets

        The carrying amount of goodwill and trademarks, which are not subject to amortization, attributable to each reporting segment is outlined in the following tables:

	(Unaudited)

	March 31,	December 31,	March 31,
Goodwill	2005	2004	2004
Firearms	$ 12.8	$ 12.8	$ 12.8
Ammunition	5.2	5.2	5.2
All Other	0.0	2.9	2.9

Total	$ 18.0	$ 20.9	$ 20.9

	March 31,	December 31,	March 31,
Trademarks	2005	2004	2004

Firearms	$ 20.4	$ 20.4	$ 20.4
Ammunition	19.4	19.4	19.4
All Other	1.3	2.0	2.0

Total	$ 41.1	$ 41.8	$ 41.8

        The Company continues to monitor the Clay Targets business unit in the All Other reporting segment as to whether there is a reasonable possibility of an additional impairment charge or recovery if estimated changes were to result in the expected future cash flows of the business unit. As of March 31, 2005, an impairment charge was recorded in the Company's statement of operations based on a specific triggering event, the loss of a primary supplier as described in Note 2.

Note 10 – Retiree Benefits

        Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, for detailed descriptions and disclosures about the various benefit plans offered by Remington.

        The following table summarizes the components of net periodic pension cost for the three month periods ended:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) — Unaudited

	(Unaudited)
	March 31,	March 31,
	2005	2004
Service Cost	$ 1.2	$ 1.2
Interest Cost	2.4	2.3
Expected Return on Assets	(2.2)	(2.0)
Amortization of Prior Service Cost	--	--
Recognized Net Actuarial Loss	1.5	1.5

Net Periodic Pension Cost	$ 2.9	$ 3.0

        The following table summarizes the components of net periodic postretirement cost for the three month periods ended:

	(Unaudited)
	March 31,	March 31,
	2005	2004
Service Cost	$ 0.2	$ 0.2
Interest Cost	0.3	0.3
Net Amortization and Deferral	--	0.1

Net Periodic Benefit Cost	$ 0.5	$ 0.6

Anticipated Contributions

        Remington previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute approximately $7.1 to plan assets related to its funded defined benefit pension plan during 2005. Through May 10, 2005 $3.1 of contributions have been made. Remington presently anticipates contributing an additional amount of approximately $4.0 to fund its required contributions for this plan for 2005.

Note 11—Investment in Unconsolidated Joint Venture

        In 2004, the Company entered into a joint venture agreement with ELSAG, Inc., an unaffiliated third party, to form RELES. RELES sells and services a license plate reading technology sold to state and local law enforcement agencies along with certain federal agencies. The agreement gives Remington a 50% ownership interest.  The agreement calls for each member to provide 50% of required capital investments and receive 50% of distributions, with a maximum contribution amount of $1.5 by each party.  In addition, Remington provides certain administrative support functions, while ELSAG, Inc. provides product technology support.

        Management has assessed the accounting treatment of RELES under the provisions of FASB Interpretation No. 46R, Consolidation of Variable Interst Entities (revised December 2003) - an interpretation of ARB No. 51 ("FIN 46R") and APB 18, The Equity Method of Accounting for Investments in Common Stock ("APB 18"),and has concluded that RELES is a variable interest entity. However, as the Company is not the primary beneficiary, RELES is accounted for under the equity method of accounting. Accordingly, an investment is recognized on the Company’s balance sheet (included in "Other Noncurrent Assets") at the carrying value of the Company’s cumulative cash contributions to RELES adjusted for the Company’s cumulative equity in (earnings) loss recorded on the Company’s statement of operations, and the Company’s 50% share of RELES’s operating results is recorded in the Company’s income statement (included in “Equity in (Earnings) Loss from Unconsolidated Joint Venture, net of tax”) during each period that RELES produces financial results.

        In February 2005, the Company made a second cash contribution of approximately $0.3. There have been no revenues associated with RELES during any period.

        The following summarizes the Company’s investment account balance associated with RELES at:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) — Unaudited

Account	March 31, 2005	December 31, 2004	March 31, 2004
Investment in Unconsolidated Joint Venture	$0.3	$0.2	$ -

Through May 10, 2005, the Company has made a total of $0.8 in cumulative cash contributions to RELES.

Note 12 – Stock Options

In accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), the Company has elected to continue to account for stock-based compensation under the intrinsic value-based method of accounting described by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, generally no cost is recorded for stock options issued to employees unless the option exercise price is below fair value at the time options are granted. Since options have been granted at exercise prices equal to the estimated fair value of the underlying Common Stock, to date no compensation expense has been recognized with respect to the grant of any outstanding stock options. Had compensation expense for such option grants been recognized under SFAS No. 123, as amended, based on the fair value of such options at the grant dates thereof for the three month periods ended March 31, 2005 and 2004, the Company’s net income (loss) on a pro forma basis would not have a material impact as follows:

		March 31,	March 31,
		2005	2004

Net Income (Loss)	As Reported	$ (10.2)	$ 10.3
Add:	Stock-based employee compensation expense included
in reported net income (loss), net of related tax
	effects	--	--
Deduct:	Total stock-based employee compensation expense
determined under fair value based method for all
	awards, net of related tax effects	--	--
Net Income (Loss)	Pro forma	$ (10.2)	$ 10.3

Note 13 — Commitments and Contingencies

        The Company has various purchase commitments for services incidental to the ordinary conduct of business, including, among other things, a services contract with its third party warehouse provider and commitments to the Company’s joint venture RELES. We believe such commitments are not at prices in excess of current market prices. The Company has purchase contracts with certain raw materials suppliers, for periods ranging up to approximately seven years, some of which contain firm commitments to purchase minimum specified quantities. However, such contracts had no significant impact on the Company’s financial condition, results of operations, or cash flows during the reported periods presented herein.

        On April 28, 2004, the Board of Directors of the Company declared a dividend of approximately $2.2 that was paid to Holding in the second quarter of 2004. There have been no dividends declared in 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) — Unaudited

        The Company is subject to various lawsuits and claims with respect to product liabilities, governmental regulations and other matters arising in the normal course of business. Pursuant to an asset purchase agreement (the “Purchase Agreement”), on December 1, 1993, the Company acquired certain assets and assumed certain liabilities (the “Acquisition”) of the sporting goods business formerly operated by E. I. du Pont de Nemours and Company (“DuPont”) and one of DuPont’s subsidiaries (together with DuPont, the “Sellers”). Under the Purchase Agreement, the Company generally bears financial responsibility for all product liability cases and claims relating to occurrences after the closing of the Acquisition, except for certain costs relating to certain shotguns, for all cases and claims relating to discontinued products and for limited other costs. Because the Company’s assumption of financial responsibility for certain product liability cases and claims involving pre-Acquisition occurrences was limited to a fixed amount that has now been fully paid, and with the Sellers retaining liability in excess of that amount and indemnifying the Company in respect of such liabilities, the Company believes that product liability cases and claims involving occurrences arising prior to the Acquisition are not likely to have a material adverse effect upon the financial condition, results of operations or cash flows of the Company. Moreover, although it is difficult to forecast the outcome of litigation, the Company does not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, the Company’s accruals for the uninsured costs of such cases and claims and the Sellers’ agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as well as the type of firearms products made by the Company), as well as the passage of time, that the outcome of all pending post-Acquisition product liability cases and claims will be likely to have a material adverse effect upon the financial condition, results of operations, or cash flows of the Company. Nonetheless, in part because of the nature and extent of manufacturer liability based on the manufacture and/or sale of allegedly defective products (particularly as to firearms and ammunition) is uncertain, there can be no assurance that the Company’s resources will be adequate to cover pending and future product liability occurrences, cases or claims, in the aggregate, or that such a material adverse effect upon the Company’s financial condition, results of operations or cash flows will not result therefrom. Because of the nature of its products, the Company anticipates that it will continue to be involved in product liability litigation in the future.

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

Note 14 – Accounting for Derivatives and Hedging Activities

        The Company purchases copper and lead options contracts to hedge against price fluctuations of anticipated commodity purchases. The options contracts limit the unfavorable effect that price increases will have on these metal purchases. At March 31, 2005, the fair value of the Company’s outstanding derivative contracts relating to firm commitments and anticipated consumption (aggregate notional amount 27.3 million pounds of copper and lead) up to nine months from such date was $3.2 as determined with the assistance of a third party. At March 31, 2004, the fair value of the Company's outstanding derivatives contracts relating to firm commitments and anticipated consumption (aggregate notional amount of 32.4 million pounds of copper and lead) up to fifteen months for such date was $5.3 as determined with the assistance of a third party. The volatility of pricing the Company has experienced to date has affected our results of operations for the three month period ended March 31, 2005. The Company believes that significant changes in commodity pricing could have a future material impact on the consolidated financial position, results of operations, or cash flows of the Company.

        In accordance with the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 138”) and by Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”), commodity contracts are designated as cash flow hedges, with the fair value of these financial instruments recorded in prepaid expenses and other current assets, changes in fair value recorded in accumulated other comprehensive income, and net gains/losses reclassified to cost of sales based upon inventory turnover, indicating consumption and sale of the underlying commodity in the Company’s products. During the three month period ended March 31, 2005, a net gain of $0.9 on derivative instruments was reclassified to cost of sales from accumulated other comprehensive income ($0.1 in 2004), and a net gain of $0.1 was recorded to accumulated other comprehensive income and to prepaid expenses and other current assets ($1.7 in 2004).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) — Unaudited

Note 15 — Segment Information

        The Company identifies its reportable segments in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). Based upon SFAS 131, the Company’s business is classified into three reportable segments: Firearms, which designs, manufactures, and markets recreational shotguns and rifles; Ammunition, which designs, manufactures and markets sporting ammunition and ammunition reloading components; and All Other, which includes accessory related gun products, the manufacture and marketing of clay targets and powdered metal products, and the distribution of security products to the federal agency and law enforcement markets. Other reconciling items include corporate, other assets not allocated to the individual segments, assets held for sale and discontinued operations.

        The Company primarily evaluates the performance of its segments and allocates resources to them based on Adjusted EBITDA. Adjusted EBITDA differs from the term “EBITDA” as it is commonly used, and is substantially similar to the measure “Consolidated EBITDA” that is used in the indenture for the Notes. In addition to adjusting net income to exclude income taxes, interest expense, and depreciation and amortization, Adjusted EBITDA also adjusts net income by excluding items or expenses not typically excluded in the calculation of “EBITDA”, such as noncash items, gain or loss on asset sales or write-offs, extraordinary, unusual or nonrecurring items, and certain “special payments” to Remington employees who hold options and deferred shares in respect of Holding common stock, consisting of amounts that are treated as compensation expense by the Company and are paid in connection with payments of dividends to holders of Holding common stock.

Information on Segments:

	(Unaudited)

	Three Months Ended
	March 31
	2005	2004
Net Sales:
Firearms	$ 46.9	$ 45.2
Ammunition	32.3	33.5
All Other	5.7	5.2

Consolidated Net Sales	$ 84.9	$ 83.9

Adjusted EBITDA:
Firearms	$ 4.2	$ 4.9
Ammunition	(1.0)	1.1
All Other	0.7	0.9
Other Reconciling Items	(0.2)	(0.8)

Adjusted EBITDA	$ 3.7	$ 6.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) — Unaudited

	(Unaudited)
	March 31,	December 31,	March 31,
	2005	2004	2004
Assets:
Firearms	$ 181.5	$ 137.8	$ 153.7
Ammunition	123.4	110.4	119.2
All Other	15.5	12.8	11.4
Other Reconciling Items	88.8	90.6	111.0

Consolidated Assets	$ 409.2	$ 351.6	$ 395.3

        The following table illustrates the calculation of Adjusted EBITDA, by reconciling Net Income/ (Loss) to Adjusted EBITDA, which management believes is the most nearly equivalent GAAP measure:

	(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Net Income (Loss)	$ (10.2)	$ 10.3
Adjustments: Depreciation Expense	2.3	2.3
Interest Expense (A)	6.3	6.2
Other Noncash Charges (B)	1.5	1.8
Non-Recurring Charges (Gains)(C)	4.2	(13.0)
Equity in Loss From Unconsolidated
Joint Venture, net of tax	0.2	--
Income Taxes(D)	(0.6)	(1.5)

Adjusted EBITDA	$ 3.7	$ 6.1

(A)

Interest expense includes amortization expense of deferred financing costs of $0.5 for the three month periods ended March 31, 2005 and 2004. For the year-to-date ended 2004, $0.1 in interest expense was reclassified to discontinued operations associated with the sale of our fishing line business.

(B)

Noncash items include $1.4 and 1.6 accruals for retirement benefits for the year-to-date periods ended March 31, 2005 and 2004, respectively. The three months ended March 31, 2005 also includes $0.1 loss on disposal of assets, while the three months ended March 31, 2004 includes $0.2 loss on disposal of assets.

(C)

Nonrecurring includes gain on sale of assets associated with sale of fishine business of $13.0 in 2004 and both a write-off of debt acquisition costs of $0.5 in February 2005 associated with the permanent reduction in borrowing capacity and impairment charges of $3.7 in March 2005 associated with the write-down in goodwill, trademarks, and fixed assets of the Clay Targets reporting unit. See Note 2.

(D)	Income taxes include ($0.1) for the three month periods ended March 31, 2004, which was reclassified to discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) — Unaudited

Note 16 — Financial Position and Results of Operations of Remington Arms Company, Inc.

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

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2005 (Unaudited)

		Combined		Remington Arms Co.,
		Guarantor		Inc. and
ASSETS	Remington	Subsidiaries	Eliminations	Subsidiaries
Current Assets	$ 124.8	$ 128.8	$ --	$ 253.6
Receivable from Remington, Net	--	80.7	80.7	--
Equity method investment in subsidiaries	214.0	--	214.0	--
Noncurrent Assets	112.2	43.4	--	155.6

Total Assets	$ 451.0	$ 252.9	$ 294.7	$ 409.2

LIABILITIES AND (ACCUMULATED
DEFICIT) SHAREHOLDER'S EQUITY
Current Liabilities	$ 48.9	$ 33.0	$ --	$ 81.9
Payable to Holding, Inc., Net	0.9	--	--	0.9
Payable to RA Brands, L.L.C., Net	66.4	--	66.4	--
Payable to RA Factors, L.L.C., Net	14.3	--	14.3	--
Noncurrent Liabilities	320.7	5.9	--	326.6
(Accumulated Deficit) Shareholder's Equity	(0.2)	214.0	214.0	(0.2)

Total Liabilities and (Accumulated Deficit)
Shareholder's Equity	$ 451.0	$ 252.9	$ 294.7	$ 409.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) — Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2004

		Combined		Remington Arms Co.,
		Guarantor		Inc. and
ASSETS	Remington	Subsidiaries	Eliminations	Subsidiaries
Current Assets	$ 105.6	$ 84.9	$ --	$ 190.5
Receivable from Remington, Net	--	120.3	120.3	--
Equity method investment in subsidiaries	210.2	--	210.2	--
Noncurrent Assets	122.9	38.2	--	161.1

Total Assets	$ 438.7	$ 243.4	$ 330.5	$ 351.6

LIABILITIES AND
SHAREHOLDER'S EQUITY
Current Liabilities	$ 40.7	$ 33.2	$ --	$ 73.9
Payable to Holding, Inc., Net	0.9	--	--	0.9
Payable to RA Brands, L.L.C., Net	64.4	--	64.4	--
Payable to RA Factors, L.L.C., Net	55.9	--	55.9	--
Noncurrent Liabilities	266.2	--	--	266.2
Shareholder's Equity	10.6	210.2	210.2	10.6

Total Liabilities and Shareholder's
Equity	$ 438.7	$ 243.4	$ 330.5	$ 351.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) — Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2004 (Unaudited)

		Combined		Remington Arms Co.,
		Guarantor		Inc. and
ASSETS	Remington	Subsidiaries	Eliminations	Subsidiaries
Current Assets	$ 123.7	$ 109.8	$ --	$ 233.5
Receivable from Remington, Net	--	178.4	178.4	--
Equity method investment in subsidiaries	200.8	--	200.8	--
Noncurrent Assets	123.1	38.7	--	161.8

Total Assets	$ 447.6	$ 326.9	$ 379.2	$ 395.3

LIABILITIES AND
SHAREHOLDER'S EQUITY
Current Liabilities	$ 57.7	$ 30.7	$ --	$ 88.4
Payable to Holding, Inc., Net	0.9	--	--	0.9
Payable to RA Brands, L.L.C., Net	59.4	--	59.4	--
Payable to RA Factors, L.L.C., Net	23.6	--	23.6	--
Payable to Remington Arms Co.t	--	95.4	95.4	--
Noncurrent Liabilities	281.7	--	--	281.7
Shareholder's Equity	24.3	200.8	200.8	24.3

Total Liabilities and Shareholder's
Equity	$ 447.6	$ 326.9	$ 379.2	$ 395.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) — Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

		Combined		Remington Arms Co.,
QUARTER ENDED		Guarantor		Inc. and
March 31, 2005 (Unaudited)	Remington	Subsidiaries	Eliminations	Subsidiaries
Net Sales	$ 84.9	$ --	$ --	$84.9
Gross Profit	17.7	--	--	17.7
Royalty Income (Expense)	(3.4)	3.4	--	--
Factory Income (Expense)	(2.4)	2.4	--	--
Income from Equity Investees	3.8	--	3.8	--
Net (Loss) Income	(10.2)	3.8	3.8	(10.2)
QUARTER ENDED
March 31, 2004 (Unaudited)
Net Sales	$83.9	$ --	$ --	$ 83.9
Gross Profit	19.5	--	--	19.5
Royalty Income (Expense)	(3.4)	3.4	--	--
Factoring Income (Expense)	(2.4)	2.4	--	--
Income from Equity Investees	14.3	--	14.3	--
Net Income	10.3	14.3	14.3	10.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) — Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year-to-Date March 31, 2005

		Combined		Remington Arms Co.,
		Guarantor		Inc. and
	Remington	Subsidiaries	Eliminations	Subsidiaries
Operating Activities
Net Cash (Used in) Provided by Operating
Activities	$ (52.8)	$ 0.2	$ --	$ (52.6)

Investing Activities
Purchase of Property, Plant and Equipment	(1.2)	--	--	(1.2)
Cash Contribution to Unconsolidated Joint Venture	(0.3)	--	--	(0.3)

Net Cash Provided by Investing Activities	(1.5)	--	--	(1.5)

Financing Activities
Net Proceeds from Revolving Credit Facility	58.5	--	--	58.5
Principal Payments on Long-Term Debt	(0.1)	--	--	(0.1)
Capital Contributions from RACI Holding, Inc.	0.2	--	--	0.2
Decrease Book Overdraft	(4.7)	--	--	(4.7)

Net Cash Used in Financing Activities	53.9	--	--	53.9

(Decrease) Increase in Cash and Cash Equivalents	(0.4)	0.2	--	(0.2)
Cash and Cash Equivalents at Beginning of Period	0.4	--	--	0.4

Cash and Cash Equivalents at End of Period	$ --	$ 0.2	$ --	$ 0.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) — Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year-to-Date March 31, 2004

(Unaudited)

		Combined		Remington Arms Co.,
		Guarantor		Inc. and
	Remington	Subsidiaries	Eliminations	Subsidiaries
Operating Activities
Net Cash (Used in) Provided by Continuing
Operations	$ (33.6)	$ 0.9	$ (0.7)	$ (33.4)
Net Cash Provided by Discontinued Operations	$ 0.1	$ --	$ --	$ 0.1

Net Cash (Used in) Provided by Operating
Activities	$ (33.5)	$ 0.9	$ (0.7)	$ (33.3)

Investing Activities
Net Proceeds from Sale of Assets	15.7	25.8	--	41.5
Dividends Received	25.8	--	(25.8)	--
Purchase of Property, Plant and Equipment	(0.5)	--	--	(0.5)

Net Cash Provided by Investing Activities	41.0	25.8	(25.8)	41.0

Financing Activities
Net Payments from Revolving Credit Facility	(5.5)	--	--	(5.5)
Principal Payments on Long-Term Debt	(0.1)	--	--	(0.1)
Dividends Paid	--	(26.5)	26.5	--
Decrease Book Overdraft	(2.3)	--	--	(2.3)

Net Cash Used in Financing Activities	(7.9)	(26.5)	26.5	(7.9)

(Decrease) Increase in Cash and Cash Equivalents	(0.4)	0.2	--	(0.2)
Cash and Cash Equivalents at Beginning of Period	0.4	--	--	0.4

Cash and Cash Equivalents at End of Period	$ --	$ 0.2	$ --	$ 0.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) — Unaudited

Note 17 – Recent Accounting Pronouncements

        In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 ("SFAS 151"). This Statement clarifies the types of costs that should be expensed rather than capitalized as inventory. SFAS 151 clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005 and the Company will adopt this standard in fiscal 2006. The Company is currently evaluating the impact, if any, that this statement will have on its consolidated financial statements.

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions ("APB 29"), and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and the Company will adopt this standard Statement in the third quarter of 2005. The Company currently does not anticipate that the effects of the statement will materially affect its consolidated financial position or consolidated results of operations upon adoption.

        In December 2004, the FASB issued Statment of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS 123R"). This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and the Company will adopt this Statement in the first quarter of 2006. SFAS 123R permits public companies to adopt its requirements using one of two methods.

1.	A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

2.	A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

        The Company is currently evaluating which adoption method it will utilize.

        As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R's fair value method will have an impact on the Company's results of operations, although it will have no impact on the Company's overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. The Company is currently evaluating the impact that this statement will have on its consolidated financial statements.

        In March 2005, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 107, Share-Based Payment ("SAB 107"). SAB 107 provides the SEC Staff's position regarding the implementation of SFAS 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the Staff's views regarding the valuatin of share-based payment transactions. The Company is currently evaluating SAB 107 and will be incorporating it as part of its adoption of SFAS 123R.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) — Unaudited

        In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143 ("FIN 47"), which clarifies the impact that uncertainty surrounding the timing or method of settling an obligation should have on accounting for that obligation under Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005, or December 31, 2005 for calendar year companies. The Company currently does not anticipate that the effects of the interpretation will materially affect its consolidated financial position or consolidated results of operations upon adoption.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the accompanying unaudited interim consolidated financial statements and related notes of Remington and its subsidiaries, RA Brands, L.L.C. and RA Factors Inc., as of and for the quarter ended March 31, 2005, and with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2004, on file with the SEC. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ended December 31, 2005, in part due to the seasonality of the Company’s business.

        Management’s Discussion and Analysis of Financial Condition and Results of Operations is separated into the following sections:

          •           Executive Overview.

          •           Business Outlook.

          •           Liquidity and Capital Resources.

          •           Results of Operations.

          •           Recent Account Pronouncements.

          •           Regulatory Developments.

          •           Information about Forward-Looking Statements.

Executive Overview

        We evaluate our business primarily on Adjusted EBITDA (as described in Note 15 to our unaudited consolidated financial statements included in this report, to which we refer you) from two core segments, Firearms and Ammunition, and to a lesser degree on other operating segments, primarily Accessories and Clay Targets. As part of this evaluation, we focus on managing inventory and payables through, among other things, production management and expense control. These segments allow us to focus our strategies and initiatives on growth opportunities primarily focused on both the hunting and shooting sports and military/ government/law enforecement marketplaces.

        We are committed to refining our core businesses and positioning ourselves to take advantage of opportunities to strategically grow the company. As we regularly evaluate our overall business, we look for new products in the hunting, shooting, accessories, law enforcement, government, and military areas that complement our core strategies, which may include direct product sourcing, licensing, acquisitions or other business ventures.

        Finally, in order to be well positioned for growth, we recognize the need to protect our competitive position with the introduction of new and innovative, high quality, cost effective products to support our customers and consumers.

        We commenced certain growth initiatives during the last twelve months. These growth initiatives included the following:

•	In June 2004, we delivered our first sales of the Spartan Gunworks product line, an opening price point line imported from overseas initially consisting of shotguns and expanded this line with additional product offerings, including rifles, in the first quarter of 2005.

•	In July 2004, we entered into a ten year exclusive distribution rights agreement with a technology products manufacturer for certain security products within the United States, certain contractually defined United States territories, and Canada. We expect to sell these security products to the federal agency and law enforcement markets. We anticipate incurring a total of approximately $0.7 million of expenses associated with the initial launching of these products during 2005 for distribution, selling, marketing, and transaction costs, and have included related financial results in the Technology Products operating segment, which is combined with the All Other reporting segment. During the quarter ended March 31, 2005, we have expensed an incremental $0.2 million pursuant to this agreement.

•	In August 2004, we entered into a joint venture agreement with ELSAG, Inc., an unaffiliated third party, to form RELES. RELES sells and services a license plate reading technology that is sold to state and local law enforcement agencies along with certain federal agencies. The venture gives us a 50% ownership interest. The agreement calls for each member to provide 50% of required capital investments and receive 50% of distributions, with a maximum contribution amount of $1.5 million by each party. In addition, we will provide certain administrative support functions, while ELSAG, Inc. will provide product technology support. Through May 10, 2005, we made a contributions to the venture of approximately $0.5 million during 2005, bringing our total contributions to $0.8 million. See Note 11 to the financial statements herein for the impact on the Company’s financial statements. We currently anticipate making total equity contributions since inception of between $1.0 million and $1.5 million by the end of 2005.

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

        Management continues to believe that we have successfully maintained the strength of our brand and our market-leading positions in our primary product categories, and that we remain poised to take advantage of any significant improvement in the demand environment. We have engaged in selective efforts to stimulate demand for our products, through targeted new product introductions and promotions in selected product categories.

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

Business Outlook

General Economy

        The general economic environment is uncertain, as a result of mixed levels of consumer spending, low levels of wage growth, inflationary pressures from higher energy and fuel costs, and an uncertain geopolitical environment. Management believes that this uncertain general economic environment has had a negative impact on consumer confidence. We also note that since the beginning of 2004, the Federal Reserve has adopted a monetary policy that includes raising the short term rates of interest. Management notes that a rising interest rate environment could have a potentially adverse impact on consumer spending. Our business has also been affected by the general environment of rising commodity prices for raw materials such as lead, zinc, and steel that have been experienced since the beginning of 2004. Specifically, according to the London Metal Exchange, the spot prices for copper were at their highest price over the fifteen month time period from December 31, 2003 throught March 31, 2005; while spot prices for lead were within 5% of their highest levels for such period. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk.” We can provide no assurance that these economic trends will continue. Further decreases in consumer confidence and spending and significant increases in commodity prices could have a material impact on the consolidated financial position, results of operations, or cash flows of the Company.

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

        The consumer products environment appears to be uncertain based primarily upon the previously mentioned mixed consumer spending, low levels of wage growth, and inflationary pressures primarily from higher energy costs. Further, the retail and consumer products industries in which we participate (mainly, firearms and ammunition) are experiencing two specific trends – market polarization and condensed seasonality. The market polarization appears to primarily be a function of demand from higher end retailers and consumers being relatively inelastic and unaffected by weaker economic conditions while lower end retailers and consumers are generally selling and buying, respectively, opening price point products. The condensed seasonality appears to primarily be a function of a pronounced customer effort to aggressively manage inventory turns. Management believes that such conditions have caused customers (dealers, chains and wholesalers) to defer purchases of our products and to utilize lower inventory levels than during prior periods.

Remington

        Our current business environment, and that of our competitors, has been affected by market polarization, condensed seasonality, increased commodity costs, and mixed consumer spending levels. Management does not have any reason to believe that any of these trends and uncertainties are permanent characteristics of the markets for our products or the general economy, and believes that positive changes in these trends and an improvement in general economic conditions may result in increased demand for the Company’s products or otherwise improve the Company’s results ofoperations or cash flows. However, management continues to evaluate these trends and uncertainties and cannot assure that they will improve or that any such improvement will increase demand for the Company’s products or otherwise positively impact the Company’s results of operations or cash flows.

        Management’s near-term strategy in light of the environment noted above has been to contain costs, manage inventory levels to meet customer needs while pursuing growth initiatives in markets we believe show potential future profitable growth. Our efforts to pursue growth initiatives resulted in the three actions during 2004 described under "Executive Overview": 1) Spartan Gunworks by Remington, 2) the exclusive distribution agreement, and 3) the joint venture agreement. Our growth initiatives also included prior year investments in our Accessories and government, military, and law enforcement divisions. We have also engaged in selective efforts to stimulate demand for our products, through targeted product introductions and promotions in selected product categories. Management believes that we have successfully maintained the strength of our brand and our market-leading positions in our primary product categories, and that we remain poised to take advantage of any significant improvement in the demand environment.

Seasonality

        We produce and market a broad range of firearms and ammunition products. Several models of our shotguns and several types of ammunition are intended for target shooting and, in the case of ammunition, pistol and revolver use, as well as government, military, and law enforcement applications: sales of these products generally occur outside the core fall hunting season (September through December). The majority of our firearms and ammunition products, however, are manufactured for hunting use. As a result, the majority of the sales of our products are seasonal and concentrated toward the fall hunting season. We follow the industry practice of selling firearms pursuant to a “dating” plan allowing the customer to buy the products commencing at the beginning of our dating plan periods and pay for them on extended terms. As a competitive measure, we also offer extended payment terms on select ammunition categories. We believe that these dating plans have partially offset the seasonality of the Company’s business.

        As a result of the seasonal nature of our sales and the extended payment terms under our dating plan billing practices, our working capital financing needs generally have significantly exceeded cash provided by operations during certain parts of the year until certain of our extended accounts receivable are collected. As a result, our working capital financing needs tend to be greatest during the spring and summer months, decreasing during the fall and reaching their lowest points during the winter. During 2004 and as discussed in our previous quarterly filings, we began to see our seasonality compress to later in the fall hunting season. Sales in the third quarter of 2004 were higher than sales in other quarters, as historically experienced, and sales in the fourth quarter of 2004, including those on extended terms, were also higher than historical levels. Accordingly, we expect a more significant portion of our accounts receivable balance to remain outstanding until the third and fourth quarters as compared to previous years.

Liquidity and Capital Resources

Overview

        We have historically funded expenditures for operations, administrative expenses, capital expenditures, debt service obligations and dividend payments with internally generated funds from operations, and satisfied working capital needs from time to time with borrowings under our Credit Facility. We evaluate on a regular basis whether we will be able to meet our debt service obligations and fund our operating requirements with borrowings under the Credit Facility and cash flow from operations, in light of the Credit Facility’s availability requirements and the current year’s more pronounced seasonality. We believe we will be able to meet our debt service obligations and fund our operating requirements with borrowings under the Credit Facility and cash flow from operations, although no assurance can be given in this regard. We also evaluate on a regular basis our ability to pay prospective dividends to Holding, subject to the restrictions and covenants imposed upon us by our Credit Facility and the indenture for the Notes. We continue to focus on working capital management, including managing inventory levels to keep them in line with sales projectionsas well as containing costs.

Liquidity.

        As of March 31, 2005, we had outstanding $261.9 million of indebtedness, consisting of approximately $200.0 million (face amount) of the Notes, $60.3 million in revolving credit borrowings under the Credit Facility, $0.7 million in capital lease obligations, and a $0.9 million note payable to Holding. As of March 31, 2005, we also had issued aggregate letters of credit of $5.1 million.

        On February 8, 2005, in connection with the passage of the one year requirement to apply an amount equal to net proceeds from the sale of our fishing line business to repay debt or reinvest in specified assets, we entered into a fourth amendment under the Credit Facility primarily to permanently reduce our commitments under the Credit Agreement from $125.0 million to $101.0 million and to amend the availability requirements. See Note 8 to the accompanying unaudited consolidated financial statements for additional details regarding the fourth amendment. As a result of the reduction in borrowing capacity, and in accordance with EITF 98-14, the Company reduced its debt acquisition costs by $0.5 million upon signing of the fourth amendment to the Credit Facility in February 2005, the expense for which was recorded as Other Income on the Company’s accompanying statement of operations.

        Our Credit Facility provides $101.0 million of borrowing capacity under an asset-based senior secured revolving credit facility through January 23, 2008. Amounts available under the Credit Facility are subject to borrowing base limitation based on certain percentages of eligible accounts receivable and eligible inventory in addition to a minimum availability requirement as described below. The terms of the Credit Facility do not permit us to borrow against accounts receivable on certain extended terms, which as highlighted above in “Seasonality” were higher at the end of 2004 than historical levels. As of March 31, 2005 approximately $15.6 million in additional borrowings beyond the minimum availability requirements were available as determined pursuant to the Credit Facility.

        At present, the principal sources of liquidity for our business and operating needs continue to be internally generated funds from operations and borrowings under the Credit Facility. We evaluate on a regular basis whether we will be able to meet our debt service obligations and fund our operating requirements with borrowings under the Credit Facility and funds from operations in light of the Credit Facility’s availability requirements. We believe we will be able to meet our debt service obligations and fund our operating requirements with borrowings under the Credit Facility and funds from operations, although no assurance can be given in this regard. We also evaluate on a regular basis whether or not we will be able to pay prospective dividends to Holding, subject to the restrictions and covenants imposed upon us by our Credit Facility and the indenture for the Notes. See “Dividend Policy.” In addition, we continue to focus on aggressively managing working capital through, among other things, inventory management and expense control.

        We expect to contribute approximately $7.1 million to plan assets under our funded defined-benefit pension plan during 2005. Through May 10, 2005, we had paid $3.1 million in contributions.

        As previously discussed, our continuing efforts to strategically grow the company may result in direct product sourcing, licensing, acquisitions or other business ventures, financing for which may be available under our Credit Facility to the extent permitted under the indenture for our Notes. See growth initiatives discussion in the “Executive Overview” section.

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

        The indenture for the Notes permits repurchases of the Notes on the open market, subject to limitations that may be contained in the Credit Facility. As disclosed in the Company’s Form 8-K filing on February 11, 2005, the Company obtained the consent of the requisite lenders under the Credit Facility to make one or more such purchases of Notes in an aggregate amount of up to $5.0 million on or before December 31, 2005, subject to compliance with specified conditions for the purchases. No such repurchases had been made as of May 10, 2005.

Credit Facility.

        On February 8, 2005, in connection with the passage of the one year requirement to apply an amount equal to net proceeds from the sale of the fishing line business to repay debt or reinvest in specified assets, we entered into a fourth amendment under the Credit Facility primarily to permanently reduce our commitments under the Credit Agreement from $125.0 million to $101.0 million and to amend the availability requirements. See Note 8 to the accompanying unaudited consolidated financial statements for additional details regarding the fourth amendment. As a result of the reduction in borrowing capacity, and in accordance with EITF 98-14, the Company reduced its debt acquisition costs by $0.5 million upon signing of the fourth amendment to the Credit Facility in February 2005, the expense for which was recorded in the Other Income on the Company’s accompanying statement of operations.

        Our Credit Facility provides up to $101.0 million of borrowing capacity under an asset-based senior secured revolving credit facility through January 23, 2008. Amounts available under the Credit Facility are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable and eligible inventory in addition to minimum availability requirements as described below. The Credit Facility also includes a letter of credit sub-facility of up to $15.0 million.

        As a result of amendments to the Credit Facility borrowing capacity has been limited by creating a minimum availability restriction through the earlier of (i) March 30, 2006 and (ii) subject to meeting specified financial targets, such date as the Company may determine (such period, the “Availability Test Period”). In addition, during the Availability Test Period, the Company must maintain specified minimum rolling four quarter levels of Consolidated EBITDA (as defined in the Credit Facility).

        Key terms of the Credit Facility now include the following:

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
(3)

All of Remington’s existing and future domestic subsidiaries are either co-borrowers under, or guarantors of, the Credit Facility. The Credit Facility is collateralized by substantially all of the Company’s real and personal property, including without limitation the capital stock of the Company’s subsidiaries.

(4)

Amounts outstanding under the Credit Facility bear interest at a rate equal to, at the Company’s option, (1) an alternate base rate plus applicable margin, or (2) a reserve adjusted LIBOR rate plus an applicable margin. These margins are subject to periodic adjustment based on certain levels of financial performance at various times during the term of the Credit Facility.

(5)

The Credit Facility contains limitations on capital expenditures exceeding $12.5 million during any fiscal year, adjusted upward for any previously unspent amounts in prior years that were less than the annual $12.5 million limitation. The Credit Facility allows for capital expenditures up to $21.1 million in the 2005 fiscal year including unused capacity carried over from 2003 and 2004.

(6)	The Credit Facility contains limitations on indebtedness, liens, investments, mergers and other acquisitions, asset dispositions, transactions with affiliates, and dividends and other distributions.
(7)	The Credit Facility contains customary events of default.
(8)

The Company is required to pay certain fees in connection with the Credit Facility, including (1) letter of credit fees, (2) agency fees and (3) an unused commitment fee of 0.375% is payable if the average revolver facility balance is 50% or more of the aggregate Revolver Commitments in effect on the first day of such month, subject to adjustment upward to 0.500% if the average outstanding Credit Facility balance for any month is less than 50% of the aggregate revolving commitments in effect on the first day of such month.

(9)	The Credit Facility contains other customary affirmative and negative covenants including but not limited to those listed above.

        As of March 31, 2005 we were in compliance with our financial covenants under the Credit Facility and expect to continue to be in compliance with such financial covenants. However, there can be no assurance that we will continue to be in compliance.

        The interest rate margin for the ABR and the Euro-Dollar loans at March 31, 2005 was 1.50% and 3.00%, respectively. The weighted average interest rate under the Company’s Credit Facility was 6.02% and 4.84% for the year to date periods ended March 31, 2005 and 2004, respectively.

Capital & Operating Leases and Other Long-Term Obligations.

        We maintain capital leases mainly for computer equipment. We have one operating lease that extends beyond five years, the lease for our Memphis warehouse, which extends to 2010 and a steam purchase contract, which extends to 2012 and contains an option to cancel with three years notice. We also maintain contracts for including, among other things, a services contract with our third party warehouse provider and commitments to our joint venture RELES.

Cash Flows and Working Capital

        Net cash used in operating activities was $52.6 million and $33.3 million for the three-month periods ended March 31, 2005 and 2004, respectively. The $19.3 million increase in cash used in operating activities for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 resulted primarily from an increase in accounts receivables and inventories as well as a decrease in other accrued and long-term liabilities. The sale of the fishing line business also affected net cash used in operating activities. Specifically, the reasons associated with these changes are summarized as follows:

•	Accounts receivable increased by $42.6 million over the three months ended March 31, 2005 compared to an increase of $38.3 million over the three months ended March 31, 2004. This increase in accounts receivable over prior year is primarily related to higher sales on longer terms during 2004 as compared to the corresponding period in 2003.

•	Inventories increased by $17.8 million over the three months ended March 31, 2005 compared to an increase of $12.3 million over the three months ended March 31, 2004. This increase in inventories over the prior year period is primarily related to changes in inventory mix in the current year as compared to the previous year and higher production costs (including materials and energy costs).

•	Other accrued and long-term liabilities increased by $3.1 million in the first three months of 2005 compared to an increase of $10.6 million in the first three months of 2004, primarily as a result of timing of the payments for excise taxes, capital expenditures, marketing costs, and higher short-term pension liabilities for the three month period ended March 31, 2005, and the recording of deferred revenues during the three month period ended March 31, 2004.

•	The sale of the fishing line business on February 9, 2004 resulted in a decrease in net income in the current year compared to the prior year due to a gain (net of taxes) on the sale of $13.0 million. This adjustment, in combination with other adjustments for accruals and taxes associated with the sale are included in other accrued and long-term liabilities and income taxes payable. The amount of the cash proceeds from the sale was included in investing activities as indicated below.

        Net cash used in investing activities for the three months ended March 31, 2005 was $1.5 million and net cash provided by investing activities in the first three months of 2004 was $41.0 million. The decrease in cash from investing activities is primarily related to available net cash proceeds of $41.5 million received from the sale of our fishing line business in the first three months of 2004, combined with higher capital expenditures during 2005 of $0.7 million as well as cash contributions of $0.3 million to our RELES joint venture in the current year. The $1.2 million and $0.5 million of capital expenditures for investing activities in the first three months of 2005 and 2004, respectively, consisted of capital expenditures primarily used both for new equipment related to the manufacture of firearms and ammunition, as well as improvements to existing facilities.

        Net cash provided by financing activities for the three months ended March 31, 2005 was $53.9 million and net cash used in financing activities was $7.9 million during the three-month period ended March 31, 2004. The $61.8 million increase in cash provided by financing activities from the three months ended March 31, 2005 compared to the three months ended March 31, 2004 primarily resulted from approximately $64.0 million of higher borrowings under the Credit Facility, primarily due to the available net cash proceeds associated with the sale of our fishing line business in the prior year of $41.5 million, and other higher working capital needs in the current year resulting from the factors described above, slightly offset by a lower book overdraft amount of $2.4 million in the current year period.

Dividend Policy

        The declaration and payment of future dividends, if any, will be at the sole discretion of our Board of Directors subject to the restrictions set forth in the Credit Facility and the indenture for the Notes, which currently restrict the payment of dividends to shareholders. We expect to make future dividend payments to Holding based on available cash flows and net income as and to the extent permitted by the Credit Facility and the indenture for the Notes.

Capital Expenditures

        Capital expenditures for the three months ended March 31, 2005 were $1.2 million, consisting primarily of capital expenditures both for new equipment related to the manufacture of firearms and ammunition, as well as improvements to existing facilities. We expect capital expenditures for 2005 to be in a range of $9.0 million to $11.0 million. Our Credit Facility allows for capital expenditures up to $21.1 million in 2005 including unused capacity carried over from 2003 and 2004.

Results of Operations

        Net Sales. The following tables compare net sales by reporting segment for each of the periods indicated:

	Quarter Ended March 31, Dollars in Millions
	2005	Percent Of Total	2004	Percent of Total	$ Increase/ (Decrease)	% Increase/ (Decrease)
Net Sales
Firearms	$47.0	55.4%	$45.2	53.9%	$1.8	4.0%
Ammunition	32.3	38.0	33.5	39.9	(1.2)	(3.6)
All Other	5.6	6.6	5.2	6.2	0.4	7.7

Consolidated	$84.9	100.0%	$83.9	100.0%	$1.0	1.2%

         Firearms

        Management believes the increase in net sales of $1.8 million for the quarter ended March 31, 2005 over the prior-year period is due primarily to:

•	higher sales of higher margin rifles; and

•	shipments of our opening price point break action shotguns; partially offset by

•	lower sales of other shotguns.

         Ammunition

        Management believes the decrease in net sales of $1.2 million for the quarter ended March 31, 2005 over the prior-year period is due primarily to:

•	lower sales of higher margin centerfire ammunition products; offset by

•	approximately $1.2 million associated with higher pricing for ammunition products.

         All Other (including Accessories, Clay Targets, Powder Metal Products and Technology Products)

        Management believes the increase in net sales of $0.4 million for the quarter ended March 31, 2005 over the prior-year period is due primarily to:

•	higher sales of gun safes; partially offset by

•	lower sales of knives

        Cost of Goods Sold. The table below depicts the cost of goods sold by reporting segment and the percentage of net sales represented by such cost of goods sold:

	Quarter Ended March 31, Dollars in Millions
	2005	Percent Of Total	2004	Percent of Total	$ Increase/ (Decrease)	% Increase/ (Decrease)
Cost of Goods Sold
Firearms	$35.9	76.5%	$33.7	74.6%	$2.2	6.5%
Ammunition	27.3	81.0	26.9	80.3	0.4	1.5
All Other	4.0	69.1	3.8	73.1	0.2	5.3

Consolidated	$67.2	79.2%	$64.4	76.8%	$2.8	4.3%

         Firearms

        Management believes the increase of $2.2 million for the quarter ended March 31, 2005 over the prior-year period is due primarily to:

•	higher sales of higher margin rifles; and

•	higher sales of lower margin shotguns, our opening price point break action shotguns.

         Ammunition

        Management believes the increase of $0.4 million for the quarter ended March 31, 2005 over the prior-year period is due primarily to:

•	lower sales of higher margin centerfire ammunition; and

•	higher level of commodity costs; partially offset by

•	realized gains from settlement of our copper and lead option contracts.

         All Other (including Accessories, Clay Targets, Powder Metal Products and Technology Products)

        Management believes the increase of $0.2 million for the quarter ended March 31, 2005 over the prior-year period is due primarily to:

•	higher sales of lower margin products, primarily safes; partially offset by

•	lower overall sales of knives.

        Operating Expenses. Operating expenses consist of selling, general and administrative expense, research and development expense and other income and expense.

			$	%
	March 31,	March 31,	Increase/	Increase/
	2005	2004	(Decrease)	(Decrease)
Operating Expenses
SG&A	$ 16.9	16.3	$ 0.6	3.7%
R&D	1.4	1.5	(0.1)	(6.7)
Impairment Charges	3.7	-	3.7	100.0
Other	(0.1)	(0.4)	0.3	75.0

Consolidated	$ 22.0	$ 17.4	$ 4.5	25.9%

        The increase in selling, general, and administrative expense between the two quarterly periods was primarily attributable to higher costs associated with distributions and commissions expense and technology products selling expenses, offset by lower product liability expenses associated with favorable outcomes in certain products liability cases.

        The impairment charges were triggered by the notification by a primary supplier of a critical raw material of the Clay Targets reporting unit described in Note 2 to the unaudited consolidated financial statements presented herein. The impairment charges are estimates that have yet to be finalized as management is currently evaluating its options for the reporting unit. Accordingly, these amounts may change in subsequent periods based on the outcome of this evaluation. At March 31, 2005, the remaining carrying values associated with this reporting unit for trademarks and fixed assets are $2.0 million.

        The decrease in other income was primarily attributable to the write off of debt acquisition costs associated with our reduction in borrowing capacity as mentioned in “Liquidity” above of $0.5 million.

        Interest Expense. Interest expense for the quarter ended March 31, 2005 was $6.3 million, an increase of $0.1 million from the first quarter of 2004. Interest expense includes zero and $0.1 million for the periods ended March 31, 2005 and 2004, respectively, which was reclassified to discontinued operations. The increase in interest expense from the same period in 2004 resulted from higher overall borrowings of $0.1 million and higher interest rates of $0.1 million on the Credit Facility.

    Taxes. Our effective tax rate for the three months ended March 31, 2005 was (5.7%) related to continuing operations. The income tax benefit recognized is a result of the reduction of deferred tax liabilities associated with intangible assets. These deferred tax liabilities were reduced due to the impairment charges recorded for goodwill and indefinite-lived intangible assets as of March 31, 2005 as disclosed in Note 2. Management believes that under the provisions of SFAS 109, it is not appropriate to record income tax benefits on current quarterly losses, exclusive of the impairment to intangible assets. Consequently, the Company's results for the quarter ended March 31, 2005 would not reflect a benefit from income taxes, notwithstanding the fact that the Company reported a loss for the period, were it not for the impairment to intangible assets.

     The change from (37.3%) for the same period in 2004 is primarily attributable to the provision recorded during the first quarter of 2005 based on SFAS 109, and the reduction in the deferred tax liability associated with intangible assets. Excluding the effects of the valuation allowance and the charges related to reduced deferred tax liabilities associated with the impairment charges in the first quarter of 2005, we anticipate that our full year 2005 effective tax rate related to continuing operations will be in the range of (29%) to (34%) and the change from (37.3%) for the same period in 2004 is primarily attributable to the effects of permanent differences and changes in state income taxes. We utilized a 42% effective tax rate in calculating the net gain on the sale of the fishing line business in the first quarter of 2004. This rate differs from the continuing operations rate primarily due to permanent differences related to goodwill.

        At March 31, 2005, a valuation allowance of approximately $17.9 million is recorded against deferred tax assets in accordance with the provisions of SFAS 109. Realization of the deferred tax assets is largely dependent upon future profitable operations, if any, and the reversals of existing taxable temporary differences. Although there can be no assurance that such events will occur, the valuation allowance may be reversed in future periods to the extent that related deferred income tax assets no longer require a valuation allowance under the provisions of SFAS 109.

        On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the “Jobs Act”) into law.  The Jobs Act includes provisions that, based on our level of profitability, may materially affect the Company’s accounting for income taxes including a possible increase in its effective tax rate and changes in its deferred assets and liabilities.  The Company has assessed the impact of the Jobs Act and has determined that its impact on the Company will be based upon the Company’s future levels of profitability.

        Discontinued Operations. As disclosed in Note 3 to the unaudited consolidated financial statements included herein, on February 6, 2004, we entered into the Stren Asset Purchase Agreement pursuant to which we sold to the Purchasers certain specific assets relating to our fishing line business, effective as of February 9, 2004. The fishing line business had been a part of the All Other reporting segment.

        The purchase price paid to us, based on the fair market value of the assets sold, was $44.0 million in cash. The assets sold had a net book value of approximately $17.9 million and we retained net working capital of approximately $1.7 million. The gain recorded during the first quarter 2004 on the sale of discontinued operations was approximately $13.0 million, net of income taxes.

        Amounts related to the fishing line operations for the periods ended March 31, 2005 and 2004 have been reclassified in the accompanying statement of operations as discontinued operations. The following represents a summary of key components of income from discontinued operations:

	March 31,	March 31,
Discontinued Operations:	2005	2004
Net Sales	$ -	$ 3.3
Pre-tax operating loss	(0.1)	(0.1)
Interest Expense Allocation	-	0.1
Loss from operations, after tax	(0.1)	(0.2)

Recent Accounting Pronouncements

        In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 ("SFAS 151"). This Statement clarifies the types of costs that shoul dbe expensed rather than capitalized as inventory. SFAS 151 clarifies the circumstances under which fixed overhead coses associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005 and we will adopt this standard in fiscal 2006. Management is currently evaluating the impact, if any, that this statement will have on our consolidated financial statements.

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmoneraty exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions ("APB 29"), and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change signigicantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and the Company will adopt this Statement in the third quarter of 2005. Management currently does not anticipate that the effects of the statement will materially affect our consolidated financial position or consolidated results of operations upon adoption.

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS 123R"). This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R is effective as of the beginning of the first annual reporting period that begins after July 15, 2005 and the Company will adopt this Statement in the first quarter of 2006. SFAS 123R permits public companies to adopt its requirements using one of two methods:

1.	A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

2.	A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

        The Company is currently evaluating which adoption method it will utilize.

        As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, th adoption of SFAS 123R's fair value method will have an impact on our results of operations, although it will have no impact on our overall financial posotion. The impact of adoption of SFAS 123R cannot be predicted at this time beacause it will depend on levels of share-based payments granted in the future. Management is currently evaluating the impact, if any, that this statement will have on our consolidated financial statements.

        In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, Share-Based Payment ("SAB 107"). SAB 107 provides the SEC Staff's position regarding the implementation of SFAS 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides theSstaff's views regarding the valuation of share-based payment transactions. Management is currently evaluating SAB 107 and will be incorporating it as part of our adoption of SFAS 123R.

        In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statemetn No. 143 ("FIN 47"), which clarifies the impact that uncertainty surronding the timing or method of settling an obligation should have on accounting for that obligation under Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005, or December 31, 2005 for calendar year companies. Management currently does not anticipate that the effects of the interpretation will materially affect our consolidated financial position or consolidated results of operations upon adoption.

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

        In 1994, a federal law with a ten-year term was enacted that generally prohibited the manufacture of certain firearms defined under that statute as “assault weapons” as well as the sale or possession of “assault weapons” except for those that, prior to the law’s enactment, were legally in the owner’s possession. This law, which expired on September 13, 2004, expressly exempted approximately 650 models of firearms that are generally used by hunters and sporting enthusiasts. None of our current firearms products are considered to be “assault weapons” under existing state law or under the now-expired assault weapons ban of 1994.

        State and local laws and regulations vary significantly in the level of additional restriction, beyond those established under federal law, placed on the manufacture, ownership and transfer of firearms. Some states have recently enacted, and others are considering, legislation restricting or prohibiting the ownership, use or sale of certain categories of firearms and/or ammunition. Certain states have enacted, or considered, legislation regarding the sale of locking devices together with firearms; although most are limited to handguns, some would apply to Remington shotguns and rifles. Although many states have mandatory waiting period laws in effect for handguns, there are currently few restrictive state regulations applicable to handgun ammunition. The Company’s current firearm and ammunition products generally are not subject to such existing state restrictions, and generally would not be subject to any known proposed state legislation relating to regulation of “assault weapons.” Bills have been introduced in Congress to establish, and to consider the feasibility of establishing, a nationwide database recording so-called “ballistic images” of ammunition fired from new guns. To date, only two states have established such registries, and neither state’s laws calls for “imaging” of data from long guns. Earlier this year, a bill was introduced in the California state legislature that would require the implementation of a handgun ammunition serialization system. It is unclear whether the bill will in fact be enacted. However, depending on the type of ammunition involved and other specific requirements of any final law, the imposition of such a system could significantly increase the cost of manufacturing and selling the Company’s ammunition products.

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

Information Concerning Forward-Looking Statements

        Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation: (i) the statement in “Executive Overview” concerning our belief that the demand for sporting products in the firearms, ammunition and related markets depends on a number of factors including the general state of the economy and concerning our belief that the market for firearms and ammunition products will remain relatively flat in the near future; (ii) the statements in “Outlook” concerning our beliefs regarding the outlook for the remainder of 2005; concerning management's belief that is does not have any reason to believe that any of the trends and uncertainties described in "Outlook" are permanent characteristics of the markets for our products or the general economy, and concerning belief that positive changes in such trends and an improvement in general economic conditions may result in increased demand for the Company's products or otherwise improve the Company's results of operations or cash flows management's(iii) the statements in “-Liquidity and Capital Resources — Liquidity” concerning our belief that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the Revolving Credit Facility; (iv) the statement in “Liquidity and Capital Resources — Capital Expenditures” that we expect capital expenditures for 2005 to be in a range of $9.0 million to $11.0 million; (v) the statements in “Liquidity and Capital Resources – Credit Facility” concerning our beliefs regarding compliance with the financial covenants under the Credit Facility; (vi) the statements in “Quantitative and Qualitative Disclosures About Market Risk” concerning our belief that a near-term change in commodity prices could have a future material impact on our consolidated financial position, results of operations or cash flows and our belief that we do not have a material exposure to fluctuations in foreign currencies; (vii) the statements in “Legal Proceedings” concerning our belief that the outcome of all pending product liability cases and claims will not be likely to have a material adverse effect upon our financial condition or results of operations; and (viii) other statements as to management’s or the Company’s expectations and beliefs presented in “Legal Proceedings.”

        Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described in this report (including, without limitation, those discussed in “-Executive Overview”, “-Liquidity and Capital Resources” and “Legal Proceedings”), in the Company’s Annual Report on Form 10-K for the period ended December 31, 2004, or in other SEC filings (which factors are incorporated herein by reference), could affect (and in some cases have affected) our actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

        We introduced an opening price point line known as Spartan Gunworks in June 2004 and recently expanded the line with additional product offerings. This product line is made by a Russian manufacturer and resold by us, and, in light of market trends, we anticipate that this line may account for an increasing portion of our sales in the future. See "--Business Outlook" above. Although we have taken steps designed to mitigate the inherent risks in selling outsourced products, and our experience with our supplier over the last year has been positive, our business and financial performance nevertheless could be affected by a number of factors beyond our control, including disruptions or delays in product deliveries, our supplier's on-going quality controls, and the international geopolitical and economic environment.

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

        Certain of our financial instruments are subject to interest rate risk. As of March 31, 2005, we had long-term borrowings of $261.3 million ($224.4 million at March 31, 2004) of which $60.3 million ($22.8 million at March 31, 2004) was issued at variable rates. Assuming no changes in the $26.1 million of monthly average variable-rate debt levels from the latest twelve months ended March 31, 2005, we estimate that a hypothetical change of 100 basis points in the LIBOR and ABR interest rates from year-end 2004 would impact interest expense by $0.3 million on an annualized pretax basis. We were not a party to any interest rate cap or other protection arrangements with respect to our variable rate indebtedness as of March 31, 2005 or 2004.

        We use commodity options contracts to hedge against the risk of increased prices for lead and copper to be used in the manufacture of our products. Lead and copper prices have experienced significant increases over the past twelve months primarily due to increased demand. The amounts of premiums paid for commodity contracts outstanding at March 31, 2005 and 2004 were $0.9 million and $0.8 million, respectively. At March 31, 2005 and 2004, the market value of our outstanding contracts relating to firm commitments and anticipated consumption up to nine months and fifteen months, respectively, from the respective date was $3.2 million and $5.3 million, respectively, as determined with the assistance of a third party. Assuming a hypothetical 10% increase in lead and copper commodity prices which are currently hedged, we would experience an approximate $2.1 million ($3.0 million at March 31, 2004) increase in our cost of related inventory purchased, which would be partially offset by an approximate $1.7 million ($1.4 million at March 31, 2004) increase in the value of related hedging instruments. The decrease in exposure as compared to the prior year can be associated primarily with being hedged through a shorter time period in the current year. With the volatility of pricing the Company has experienced, we believe that significant changes in commodity pricing could have a future material impact on our consolidated financial position, results of operations, or cash flows of the Company.

        We also purchase steel supplies for use in the manufacture of certain firearms, ammunition, and accessory products. We believe the price of steel has recently risen due to the increasing demand from China compounded by a weak US dollar and iron ore shortages. Assuming a hypothetical 10% increase in steel prices, we would experience an approximate $0.2 million (an approximate $0.1 million at March 31, 2004) increase in our cost of related inventory purchased.

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

        As of and for the period ended March 31, 2005 (the “Evaluation Date”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

        Furthermore, there have been no changes that occurred during the first quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

        Under the terms of the Purchase Agreement, the Sellers retained liability for, and are required to indemnify us against:

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

        As a result of contractual arrangements, we manage the joint defense of product liability litigation involving Remington brand firearms and our ammunition products for both Remington and the Sellers. As of March 31, 2005, approximately 13 individual bodily injury cases and claims were pending, primarily alleging defective product design, defective manufacture and/or failure to provide adequate warnings; some of these cases seek punitive as well as compensatory damages. We have previously disposed of a number of other cases involving post-Acquisition occurrences by settlement. Of the individual cases and claims pending as of March 31, 2005, approximately three involve matters for which the Sellers retained liability and are required to indemnify us. The remaining approximately ten pending cases involve post-Acquisition occurrences for which we bear responsibility under the Purchase Agreement; the Sellers have some responsibility for the costs of one of these cases involving certain shotguns.

         The relief sought in individual cases includes compensatory and, sometimes, punitive damages. Not all complaints or demand letters expressly state the amount of damages sought. As a general matter, when specific amounts are provided, compensatory damages sought range from less than $75,000 to more than $10 million, while demands or punitive damages may range from less than $500,000, to as much as $100 million. Of the ten individual post-Acquisition claims pending as of March 31, 2005, where specific initial demands have been made, claimants purport to seek approximately $23.5 million in compensatory and an unspecified amount in punitive damages. In the Company’s experience, initial demands do not generally bear a reasonable relationship to the facts and circumstances of a particular matter, and in any event, typically are reduced significantly as a case proceeds. The Company believes that its accruals for product liability cases and claims are a superior quantitative measure of the cost to it of product liability cases and claims.

        At March 31, 2005, our accrual for product liability cases and claims was approximately $14.0 million. The amount of our accrual for product liability cases and claims is based upon estimates developed as follows. We establish reserves for anticipated defense and disposition costs to us of those pending cases and claims for which we are financially responsible. Based on those estimates and an actuarial analysis of actual defense and disposition costs incurred by us with respect to product liability cases and claims in recent years, we determine the estimated defense and disposition costs for unasserted product liability cases and claims. We combine the estimated defense and disposition costs for both pending and unasserted cases and claims to determine the amount of our accrual for product liability cases and claims. It is reasonably possible additional experience could result in further increases or decreases in the period in which such information is made available. We believe that our accruals for losses relating to such cases and claims are adequate. Our accruals for losses relating to product liability cases and claims include accruals for all probable losses the amount of which can be reasonably estimated. Based on the relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, our accruals for the uninsured costs of such cases and claims and the Sellers’ agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as well as the type of firearms products that we make), we do not believe with respect to product liability cases and claims that any reasonably possible loss exceeding amounts already recognized through our accruals has been incurred.

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

    Municipal Litigation

        In addition to the individual cases, as a manufacturer of shotguns and rifles, Remington has been named in only three of the actions brought by approximately 30 municipalities, primarily against manufacturers, distributors and sellers of handguns: (i) City of Boston, et al. v. Smith & Wesson, et al., No. 99-2590 (Suffolk Super Ct.); (ii) City of St. Louis, Missouri v. Henry Cernicek, et al., No. 992-01209 (Cir. Ct. St. Louis) & 00 Civil 1895 (U.S. Dist. Ct E.D. Missouri); and (iii) City of New York, et al. v. B.L. Jennings, Inc., et al., 00 Civil 3641 (JBW) (U.S. Dist. Ct. E.D.N.Y.). Two of these cases (City of Boston and City of St. Louis) have been dismissed against all defendants, while the third has been limited to claims against handgun manufacturers (City of New York). Remington is therefore not a defendant in any pending municipal action.

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

          To date, 17 municipal lawsuits have been dismissed and are no longer subject to appeal, including that involving local California governments. One more dismissal is on appeal. The remaining lawsuits are in various stages of motion practice and discovery. A majority of states have enacted some limitation on the ability of local governments to file such lawsuits against firearms manufacturers. In addition, similar legislation limiting such lawsuits on a federal level has been proposed in both houses of Congress. At the federal level, the House of Representatives approved legislation in 2004 that would limit lawsuits against firearms manufacturers based on the criminal or unlawful acts of third parties; however, similar legislation was defeated in the Senate. New versions of those bills were introduced in February 2005.

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

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

        There are no matters to report subject to this Item for the period ended March 31, 2005.

Item 3. Defaults Upon Senior Securities

        There are no matters to report subject to this Item for the period ended March 31, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

        On February 10, 2005, the stockholders of Remington, at their annual meeting, unanimously re-elected in its entirety the board of directors of Remington. The stockholders also unanimously appointed PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2005. All voting shares participated, with the exception of 280 votes not received for each of the matters discussed.

Item 5. Other Information

        There are no matters to report subject to this Item for the period ended March 31, 2005.

Item 6. Exhibits

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

May 13, 2005