Form 10-Q/A
period 2004-06-30
REMINGTON ARMS CO INC/
filed 2005-08-08
CIK 916504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Explanatory Statement

Restatement of previously issued financial statements

          This Form 10-Q/A amends our Form 10-Q filed August 10, 2004. We have restated our interim financial statements for the period ended June 30, 2004 to reflect the correction of a methodological error related to our reserve for potential healthcare claims which resulted from the use of inaccurate data and methodologies, as disclosed in our Form 8-K filing dated July 21, 2005. The error resulted in the Company’s healthcare accrual being understated by approximately $0.7 million as of December 31, 2004. There is no impact to the Company’s net loss for the quarters ended June 30, 2004 and 2003 resulting from the correction of this error.

          For a discussion of the restatement adjustment, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Previously Issued Financial Statements” and Note 2 to the unaudited consolidated financial statements presented herein. For a further explanation of the circumstances surrounding the restatement, see “Part I, Item 4. Controls and Procedures.”

          All amounts referenced in this Form 10-Q/A, including the 2004 interim periods, reflect the relevant amounts on a restated basis. We refer you to our amended Annual Report on Form 10-K/A for the year ended December 31, 2004 for additional information on the impact of this correction of methodological error on other previously issued financial statements.

          Items from our Form 10-Q filed August 10, 2004 not included in this Form 10-Q/A remain unamended.

REMINGTON ARMS COMPANY, INC.

FORM 10-Q/A

June 30, 2004

Remington Arms Company, Inc.
Consolidated Balance Sheets
(Dollars in Millions, Except Per Share Data)

	Unaudited

	Restated	Restated

	June 30, 2004	December 31, 2003

ASSETS
Current Assets
Cash and Cash Equivalents	$0.6	$0.4
Accounts Receivable Trade - net	97.2	67.1
Inventories - net	108.6	85.7
Supplies	6.1	6.7
Prepaid Expenses and Other Current Assets	10.2	6.8
Deferred Tax Assets	9.5	14.6

Total Current Assets	232.2	181.3

Property, Plant and Equipment - net	72.4	75.8
Intangible Assets (Goodwill and other) - net	62.7	62.7
Debt Issuance Costs - net	9.7	10.6
Other Noncurrent Assets	8.0	7.8
Deferred Tax Assets	1.1	—
Assets Held for Sale	—	18.0

Total Assets	$386.1	$356.2

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts Payable	$30.6	$20.1
Book Overdraft	6.1	6.7
Short-Term Debt	2.5	—
Current Portion of Long-Term Debt	0.6	0.5
Current Portion of Product Liability	2.4	2.4
Accrued Income Taxes	0.3	2.5
Other Accrued Liabilities	33.1	29.7

Total Current Liabilities	75.6	61.9

Long-Term Debt, net of Current Portion	239.0	230.0
Retiree Benefits	46.9	43.1
Product Liability, net of Current Portion	6.9	7.3
Deferred Tax Liabilities	—	1.9
Other Long-Term Liabilities	0.2	0.2

Total Liabilities	368.6	344.4

Commitments and Contingencies
Shareholder’s Equity

Class A Common Stock, par value $.01; 1,000 shares authorized and outstanding at June 30, 2004 and December 31, 2003, respectively	—	—
Paid in Capital	86.4	86.4
Accumulated Other Comprehensive Income (Loss)	(0.3)	(1.2)
Retained Earnings (Accumulated Deficit)	(68.6)	(73.4)

Total Shareholder’s Equity	17.5	11.8

Total Liabilities and Shareholder’s Equity	$386.1	$356.2

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statements of Operations
(Dollars in Millions)

	Unaudited

	Quarter Ended June 30,		Year-to-Date June 30,

	Restated	Restated	Restated	Restated
	2004	2003	2004	2003

Sales (1)	$87.2	$80.1	$171.1	$161.1

Cost of Goods Sold	70.7	61.1	135.1	120.7

Gross Profit	16.5	19.0	36.0	40.4

Selling, General and Administrative Expenses	16.5	14.3	32.7	30.9

Research and Development Expenses	1.5	1.7	3.0	3.2

Other (Income) Expense	(0.4)	(0.2)	(0.8)	(0.7)

Other Unusual Charges	—	—	—	6.7

Operating (Loss) Profit	(1.1)	3.2	1.1	0.3

Interest Expense	6.2	6.0	12.3	10.8

Loss Before Income Taxes, Discontinued Operations And Sale of Assets	(7.3)	(2.8)	(11.2)	(10.5)

Benefit for Income Taxes	(3.0)	(1.1)	(4.5)	(4.0)

Loss from Continuing Operations before Discontinued Operations and Sale of Assets	(4.3)	(1.7)	(6.7)	(6.5)

Income from Discontinued Operations, net of tax expense of $0.1 and $0.3, respectively, for the quarter-to-date periods ended June 30, 2004 and 2003, and $0.0 and $0.6 for the year-to-date period ended June 30, 2003	0.3	0.5	0.1	1.1

Gain on Sale of Assets, net of tax expense of $0.4 for the quarter ended and $9.8 for the year-to-date period ended June 30, 2004	0.5	—	13.5	—

Net Income (Loss)	$(3.5)	$(1.2)	$6.9	$(5.4)

(1) Sales are presented net of Federal Excise taxes of $7.3 million and $6.6 million for the quarter-to-date periods and $14.1 million and $13.3 million for the year-to-date periods ended June 30, 2004 and 2003, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statements of Cash Flows
(Dollars in Millions)

	Unaudited

	Year-To-Date June 30,

	Restated	Restated
	2004	2003

Operating Activities
Net Income (Loss)	$6.9	$(5.4)
Adjustments to reconcile Net Income (Loss) to Net Cash provided by Operating Activities:
Depreciation	4.5	4.8
Amortization	0.9	2.4
Gain on Sale of Assets Held for Sale	(23.3)	—
Loss on Disposal of Assets	0.2	0.5
Provision for Retiree Benefits	4.1	2.1
Provision for Deferred Income Taxes, net	2.1	0.1
Changes in Operating Assets and Liabilities:
Accounts Receivable Trade - net	(30.1)	(21.9)
Inventories	(22.9)	(28.3)
Supplies	0.6	0.2
Prepaid Expenses and Other Current Assets	(3.4)	(4.5)
Other Noncurrent Assets	(0.2)	2.1
Accounts Payable	10.5	10.4
Product Liabilities	(0.4)	1.4
Income Taxes Payable	(2.2)	(4.7)
Other Accrued and Long-Term Liabilities	2.4	(8.7)

Net Cash used in Operating Activities	(50.3)	(49.5)
Net Cash provided by (used in) Discontinued Operations	0.1	(1.7)

Net Cash used in Operating Activities	(50.2)	(51.2)

Investing Activities
Proceeds from Sale of Assets, net of Transaction Costs of $1.2	42.8	—
Purchase of Property, Plant and Equipment	(1.8)	(2.7)
Proceeds from Sale of Property, Plant and Equipment	0.5	—

Net Cash provided by (used in) Investing Activities	41.5	(2.7)
Net Cash used in Discontinued Operations	—	(0.1)

Net Cash provided by (used in) Investing Activities	41.5	(2.8)

Financing Activities
Proceeds from Revolving Credit Facility	87.7	115.6
Payments on Revolving Credit Facility	(78.5)	(59.4)
Cash Dividends Paid	(2.1)	(101.2)
Proceeds from Issuance of Long-Term Debt	—	200.0
Principal Payments on Long-Term Debt	(0.1)	(87.4)
Capital Contributions from RACI Holding, Inc.	—	4.5
Net Borrowings from Short-Term Debt	2.5	2.9
Decrease Book Overdraft	(0.6)	(8.9)
Debt Issuance Costs	—	(11.6)

Net Cash provided by Financing Activities	8.9	54.5

Decrease in Cash and Cash Equivalents	0.2	0.5
Cash and Cash Equivalents at Beginning of Period	0.4	0.4

Cash and Cash Equivalents at End of Period	$0.6	$0.9

Supplemental Cash Flow Information
Cash Paid During the Year for
Interest	$11.1	$9.7
Income Taxes	$4.6	$1.3
Noncash Financing and Investing Activities:
Issuance of Deferred Shares in Lieu of Bonus	$—	$0.3
Payment Made to Vendors on Behalf of RACI Holding, Inc.	$—	$1.0
Capital Lease Obligations Incurred	$—	$0.1

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statement of Shareholder’s Equity (Accumulated Deficit) and Comprehensive Income
(Dollars in Millions)
(Unaudited)

			Restated
		Accumulated	Retained	Restated
		Other	Earnings	Total
	Paid-in Capital	Comprehensive Income	(Accumulated Deficit)	Shareholder’s Equity

Balance, December 31, 2003	$86.4	$(1.2)	$(73.4)	$11.8

Comprehensive Income:
Net Income	—	—	6.9	6.9
Other comprehensive income:
Net derivative gains, net of tax effect	—	1.5	—	1.5
Net derivative gains relassified as earnings	—	(0.6)	—	(0.6)

Total Comprehensive Income	—	0.9	6.9	7.8

Cash Dividend Paid	—	—	(2.1)	(2.1)

Balance, June 30, 2004	$86.4	$(0.3)	$(68.6)	$17.5

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

Note 1 – Basis of Presentation

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

          A reclassification of licensing income from selling, general, and administrative expense to other income was made to financial information from prior periods to conform with the current presentation format. The reclassification did not have a significant impact on the previously reported financial condition, results of operations or cash flows of the Company. In addition, as a result of the sale of specified assets of the fishing line business on February 9, 2004, the results of these operations have been included in discontinued operations and results from prior periods have been reclassified accordingly (See Note 4).

Note 2 – Restatement of previously issued financial statements

          The Company has restated its previously issued financial statements for the years ended December 31, 2004, 2003 and 2002 on Form 10-K/A and for the quarterly periods ended March 31, 2005, September 30, 2004, and June 30, 2004 on Form 10-Q/A to reflect the correction of a methodological error related to its reserve for potential healthcare claims. The error resulted from the use of inaccurate data and methodologies in calculating the health care accrual.

          All amounts referenced in this Quarterly Report on Form 10-Q/A for June 30, 2004, reflect relevant amounts on a restated basis.

          The tables below set forth the effect of the adjustments as of and for the quarters ended June 30, 2004 and 2003, as applicable:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

Restated Consolidated Balance Sheet and Consolidated Statement of Shareholder’s Equity and Comprehensive Income Amounts

	June 30, 2004		December 31, 2003

	As Reported	As Restated	As Reported	As Restated

Deferred Tax Assets (current)	$9.2	$9.5	$14.2	$14.6
Total Current Assets	231.9	232.2	180.9	181.3
Other Accrued Liabilities	32.3	33.1	28.7	29.7
Total Current Liabilities	74.8	75.6	60.9	61.9
Accumulated Deficit	(68.1)	(68.6)	(72.8)	(73.4)
Total Shareholder’s Equity	18.0	17.5	12.4	11.8

Restated Consolidated Statement of Operations Amounts

	2004		2003

	As Reported	As Restated	As Reported	As Restated

Selling, General and Administrative Expenses	$16.5	$16.5	$14.3	$14.3
Operating Profit (Loss)	(1.1)	(1.1)	3.2	3.2
Loss before Income Taxes, Discontinued Operations and Sale of Assets	(7.3)	(7.3)	(2.8)	(2.8)
Benefit for Income Taxes	(3.0)	(3.0)	(1.1)	(1.1)
Loss from Continuing Operations before Discontinued Operations and Sale of Assets	(4.3)	(4.3)	(1.7)	(1.7)
Net Loss	(3.5)	(3.5)	(1.2)	(1.2)

          The table below sets forth the effect of the adjustments for the year to date periods ended June 30, 2004 and 2003:

Restated Consolidated Statement of Operations Amounts

	2004		2003

	As Reported	As Restated	As Reported	As Restated

Selling, General and Administrative Expenses	$32.8	$32.7	$30.9	$30.9
Operating Profit	1.0	1.1	0.3	0.3
Loss before Income Taxes, Discontinued Operations and Sale of Assets	(11.3)	(11.2)	(10.5)	(10.5)
Benefit for Income Taxes	(4.5)	(4.5)	(4.0)	(4.0)
Loss from Continuing Operations before Discontinued Operations and Sale of Assets	(6.8)	(6.7)	(6.5)	(6.5)
Net Income (Loss)	6.8	6.9	(5.4)	(5.4)

Restated Statement of Cash Flows Amounts

	June 30, 2004		June 30, 2003

	As Reported	As Restated	As Reported	As Restated

Net Income (Loss)	$6.8	$6.9	($5.4)	($5.4)
Provision for Deferred Income Taxes, net	2.0	2.1	0.1	0.1
Other Accrued and Long-Term Liabilities	2.6	2.4	(8.7)	(8.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

Note 3 – Inventories

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

Note 4 – Discontinued Operations

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

          The following represents a summary of key components of quarter-to-date and year-to-date income from discontinued operations:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

	For the quarter ended,		For the six months ended,
Discontinued Operations:	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net Sales	$0.0	$4.6	$1.9	$9.4
Pre-tax operating results	0.3	1.3	0.2	2.7
Interest expense allocation	0.0	0.5	0.1	1.0
Income from operations, after tax	0.3	0.5	0.1	1.1

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

Note 5 – Other Accrued Liabilities (Restated)

          Other Accrued Liabilities consisted of the following at:

	(Unaudited)

	June 30, 2004	December 31, 2003

Marketing	$3.7	$6.1
Healthcare	7.7	7.8
Compensation	3.4	0.8
Current portion of Pension cost	6.2	5.8
Excise Tax Payable	2.6	1.4
Workers Compensation	2.8	2.9
Interest	1.8	1.8
Other	4.9	3.1

Total	$33.1	$29.7

Note 6 – Warranty Accrual

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

	(Unaudited)

	June 30, 2004	December 31, 2003

Beginning warranty accrual	$0.8	$0.9
Current period accruals	1.6	2.7
Current period charges	(1.6)	(2.8)

Ending warranty accrual	$0.8	$0.8

Note 7 – Long-Term Debt

          Long-Term Debt consisted of the following at:

	(Unaudited)

	June 30, 2004	December 31, 2003

Revolving Credit Facility	$37.5	$28.3
10.5% Senior Notes due 2011	200.0	200.0
Capital Lease Obligations	1.2	1.3
Due to RACI Holding, Inc.	0.9	0.9

Subtotal	239.6	230.5
Less: Current Portion	0.6	0.5

Total	$239.0	$230.0

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

Note 8 – Related Party Transactions and Other Unusual Charges

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

Note 11 – Stock Options (Restated)

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

		For the Three Months Ended,

		June 30, 2004	June 30, 2003

Net (loss)	As Reported	$(3.5)	$(1.2)
Add:	Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Net (loss)	Pro forma	$(3.5)	$(1.2)

		For the Six Months Ended,

		June 30, 2004	June 30, 2003

Net income (loss)	As Reported	$6.9	$(5.4)
Add:	Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	2.7
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(1.8)

Net income (loss)	Pro forma	$6.9	$(4.5)

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

Note 12 – Commitments and Contingencies

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

Note 13 – Accounting for Derivatives and Hedging Activities

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

Note 14 – Segment Information (Restated)

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

Information on Segments:

	(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net Sales:
Firearms	$46.0	$46.2	$91.2	$91.2
Ammunition	35.3	29.0	68.8	59.6
All Other	5.9	4.9	11.1	10.3

Consolidated Net Sales	$87.2	$80.1	$171.1	$161.1

Adjusted EBITDA:
Firearms	$5.1	$7.5	$9.9	$12.3
Ammunition	(2.0)	(1.5)	(0.9)	0.3
All Other	0.7	0.9	1.6	1.8
Other Reconciling Items	(0.3)	1.3	(1.0)	2.5

Adjusted EBITDA	$3.5	$8.2	$9.6	$16.9

	(Unaudited)

	June 30, 2004	December 31 2003

Assets:
Firearms	$140.6	$118.7
Ammunition	134.7	102.0
All Other	12.9	10.0
Other Reconciling Items	97.9	125.5

Consolidated Assets	$386.1	$356.2

          The following table illustrates the calculation of Adjusted EBITDA, by reconciling Net Income/ (Loss) to Adjusted EBITDA, which management believes is the most nearly equivalent GAAP measure:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

	(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net Income (Loss)	$(3.5)	$(1.2)	$6.9	$(5.4)
Adjustments: Depreciation Expense	2.2	2.4	4.5	4.8
Interest Expense (A)	6.2	6.5	12.4	11.8
Other Noncash Charges (B)	2.0	1.2	3.8	2.1
Non-Recurring Charges or Gains (C)	(0.5)	0.1	(13.5)	0.3
Other Unusual Charges (D)	—	—	—	6.7
Income Taxes (E)	(2.9)	(0.8)	(4.5)	(3.4)

Adjusted EBITDA	$3.5	$8.2	$9.6	$16.9

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

Note 15 – Financial Position and Results of Operations of Remington Arms Company, Inc. (Restated)

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

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2004
(Unaudited)

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries

ASSETS
Current Assets	$131.7	$100.5	$—	$232.2
Receivable from Remington	—	96.3	96.3	—
Equity method investment in subsidiaries	203.1	—	203.1	—
Noncurrent Assets	115.4	38.5	—	153.9

Total Assets	$450.2	$235.3	$299.4	$386.1

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities	$43.4	$32.2	$—	$75.6
Payable to Holding, Inc., Net	0.9	—	—	0.9
Payable to RA Brands, L.L.C., Net	61.0	—	61.0	—
Payable to RA Factors, Inc., Net	35.3	—	35.3	—
Noncurrent Liabilities	292.1	—	—	292.1
Shareholder’s Equity	17.5	203.1	203.1	17.5

Total Liabilities and Shareholder’s Equity	$450.2	$235.3	$299.4	$386.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2003

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co. and Subsidiaries

ASSETS
Current Assets	$110.8	$70.5	$—	$181.3
Receivable from Remington	—	118.9	118.9	—
Equity method investment in subsidiaries	213.1	—	213.1	—
Noncurrent Assets	125.3	49.6	—	174.9

Total Assets	$449.2	$239.0	$332.0	$356.2

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities	$41.7	$20.2	$—	$61.9
Payable to RACI Holding, Inc., Net	0.9	—	—	0.9
Payable to RA Brands, L.L.C.	58.3	—	58.3	—
Payable to RA Factors, Inc.	60.6	—	60.6	—
Noncurrent Liabilities	275.9	5.7	—	281.6
Shareholder’s Equity	11.8	213.1	213.1	11.8

Total Liabilities and Shareholder’s Equity	$449.2	$239.0	$332.0	$356.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

QUARTER ENDED June 30, 2004 (Unaudited)	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries

Sales	$87.2	$—	$—	$87.2
Gross Profit	16.5	—	—	16.5
Royalty Income (Expense)	(3.4)	3.4	—	—
Factoring Income (Expense)	(2.4)	2.4	—	—
Income from Equity Investees	2.3	—	2.3	—
Net (Loss) Income	(3.5)	2.3	2.3	(3.5)

QUARTER ENDED June 30, 2003 (Unaudited)	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries

Sales	$80.1	$—	$—	$80.1
Gross Profit	19.0	—	—	19.0
Royalty Income (Expense)	(5.1)	5.1	—	—
Factoring Income (Expense)	(2.9)	2.9	—	—
Income from Equity Investees	4.7	—	4.7	—
Net (Loss) Income	(1.2)	4.7	4.7	(1.2)

SIX MONTHS ENDED June 30, 2004 (Unaudited)	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries

Sales	$171.1	$—	$—	$171.1
Gross Profit	36.0	—	—	36.0
Royalty Income (Expense)	(6.8)	6.8	—	—
Factoring Income (Expense)	(4.8)	4.8	—	—
Income from Equity Investees	16.5	—	16.5	—
Net Income	6.9	16.5	16.5	6.9

SIX MONTHS ENDED June 30, 2003 (Unaudited)	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries

Sales	$161.1	$—	$—	$161.1
Gross Profit	40.4	—	—	40.4
Royalty Income (Expense)	(10.2)	10.2	—	—
Factoring Income (Expense)	(5.8)	5.8	—	—
Income from Equity Investees	9.5	—	9.5	—
Net (Loss) Income	(5.4)	9.5	9.5	(5.4)

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

Note 16 – Recent Accounting Pronouncements

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

         Management’s Discussion and Analysis of Financial Condition and Results of Operations is separated into the following sections:

•	Executive Overview.

•	Restatement of Previously Issued Financial Statements.

•	Business Outlook.

•	Liquidity and Capital Resources.

•	Results of Operations.

•	Recent Accounting Pronouncements.

•	Regulatory Developments.

•	Information about Forward-Looking Statements.

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

          Associated with our growth initiatives, including our core businesses, we have spent approximately $0.7 million through June 30, 2004.

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

Restatement of Previously Issued Financial Statements

          We have restated our previously issued financial statements for the years ending December 31, 2004, 2003, and 2002 on Form 10-K/A and for the quarterly periods ended March 31, 2005, September 30, 2004, and June 30, 2004 on Form 10-Q/A to reflect the correction of a methodological error related to our healthcare accrual. On July 15, 2005 through discussions by management and the audit committee, we determined that an error existed in the calculation of our health care accrual included in previously issued financial statements. The error resulted from the use of inaccurate data and methodologies in calculating the health care accrual. All amounts referenced in this Quarterly Report on Form 10-Q/A for June 30, 2004, reflect relevant amounts on a restated basis. See Note 2 to the accompanying unaudited interim consolidated financial statements for additional information.

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

          We continue to believe that our pension expense for the 2004 full year will be about $4.6 million higher than 2003 and our cash contributions will be $1.2 million higher than 2003.

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

•

Other accrued and long-term liabilities increased by $2.4 million in the first half of 2004 compared to a decrease of $8.7 million in the first half of 2003, primarily as a result of higher accruals for marketing expenses and pension liabilities for the six month period ended June 30, 2004, combined with the payment of the incentive compensation and transaction fee accruals during the six month period ended June 30, 2003.

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

Results of Operations for the Three and Six Month Periods Ended June 30, 2004 (Restated) as Compared to the Three and Six Month Periods Ended June 30, 2003 (Restated)

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

	For the three months ended, As Restated
	June 30, 2004	June 30, 2003	$ Increase/ (Decrease)	% Increase/ (Decrease)

Operating Expenses
SG&A	$16.5	$14.3	$2.2	15.4%
R&D	1.5	1.7	(0.2)	(11.8)
Other	(0.4)	(0.2)	(0.2)	(100.0)

Consolidated	$17.6	$15.8	$(1.8)	(11.4%)

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

	For the six months ended, As Restated
	June 30, 2004	June 30, 2003	$ Increase/ (Decrease)	% Increase/ (Decrease)

Operating Expenses
SG&A	$32.7	$30.9	$1.8	5.8%
R&D	3.0	3.2	(0.2)	(6.3)
Other	(0.8)	6.0	(6.8)	(113.3)

Consolidated	$34.9	$40.1	$(5.2)	(13.0%)

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

          Interest Expense. Interest expense for the quarter and year-to-date period ended June 30, 2004 was $6.2 million and $12.3 million, respectively, an increase of $0.2 million and $1.5 million from the same periods of 2003.Interest expense excludes $0.0 and $0.5 million for the quarterly periods, and $0.1 and $1.0 million, for the year-to-date periods ended June 30, 2004 and 2003, respectively, which was reclassified to discontinued operations.

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

          Taxes. Our effective tax rate relating to continuing operations was (41.0%) for the second quarter of 2004 and was (40.0%) for the year to date period ended June 2004. The change from (39.3%) and (38.0) for the same periods in 2003 is primarily attributable to the effect of permanent differences and changes in state income taxes. We have utilized a 42% effective tax rate in calculating the net gain on the sale of the fishing line business. This rate differs from the continuing operations rate primarily due to permanent differences related to goodwill associated with the fishline business.

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

          Amounts related to the fishing line operations for the periods ended June 30, 2004 and 2003 have been reclassified in the accompanying statement of operations as discontinued operations. The following represents a summary of key components of income from discontinued operations:

	For the quarter ended,		For the six months ended,

Discontinued Operations:	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net Sales	$0.0	$4.6	$1.9	$9.4
Pre-tax operating results	0.3	1.3	0.2	2.7
Interest expense allocation	0.0	0.5	0.1	1.0
Income from operations, after tax	0.3	0.5	0.1	1.1

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

          In 1994, a federal law with a ten-year term was enacted that generally prohibits the manufacture of certain firearms defined under that statute as “assault weapons” as well as the sale or possession of “assault weapons” except for those that, prior to the law’s enactment, were legally in the owner’s possession. This law expressly exempts approximately 650 models of firearms that are generally used by hunters and sporting enthusiasts. None of our current firearms products are considered to be “assault weapons” under existing federal or state law. Various bills have been introduced in Congress in recent years to repeal bans on semi-automatic assault weapons and large-

capacity ammunition feeding devices; the likelihood of their passage is uncertain, as are the prospects that the “assault weapon” ban will be renewed (or otherwise modified) when its provisions expire in September 2004.

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

Item 4. Controls and Procedures

          Section 404 of the Sarbanes-Oxley Act of 2002 requires non-accelerated filers, including us, to report on the effectiveness of their internal control over financial reporting beginning with their 2006 Annual Report on Form 10-K, which we are required to file with the SEC no later than March 31, 2007. Our independent registered public accounting firm will be required to attest to that report. Our management has been and is continuing to work to ensure that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

          As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the consolidated financial statements included elsewhere in this Form 10-Q/A, we have restated our previously issued financial statements for the years ending 2004, 2003 and 2002, including interim periods in 2004 and the first quarter of 2005, to reflect the correction of a methodological error related to our reserve for potential healthcare claims which resulted from the use of inaccurate data and methodologies.

          Impact of the Restatement on Disclosure Controls and Procedures. As of and for the period ended June 30, 2004 (the “Evaluation Date”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

          Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our financial reports have been made known to management, including our Chief Executive Officer and Chief Financial Officer, and other persons responsible for preparing such reports and is recorded, processed, summarized and reported. The circumstances surrounding the methodological error related to our reserve for potential healthcare claims, which was not considered material to any single interim or annual period as described below, were made known to the Company’s Chief Executive Officer and Chief Financial Officer through the course of our disclosure controls and procedures during the Evaluation Date period. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were accordingly operating effectively at the Evaluation Date.

          Impact of the Restatement on Internal Control over Financial Reporting. Our management considered the control deficiency in internal control over financial reporting which resulted in the need to restate our previously issued financial statements as disclosed in Note 2 to the accompanying consolidated financial statements included in this Form 10-Q/A. We reviewed and analyzed the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29 and SAB Topic 5 F, “Accounting Changes Not Retroactively Applied Due to Immateriality.” As part of the analysis, our management considered the impact of the restatement adjustment on the financial statements of prior interim or annual periods taken as a whole. Our management determined to restate our previously issued financial statements because the cumulative impact of the error, if recorded in the current period, would have been material to the current year’s reported net earnings, and not material to prior interim or annual periods taken as a whole. Based on our review and analysis including the foregoing, our management also concluded that the control deficiency in internal control over financial reporting that resulted in the restatement of the prior period financial statements did not constitute a material weakness. This control deficiency has been reported to the audit committee by our management in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. In addition, our management has corrected the control deficiency by reviewing our methodologies and utilizing more accurate data in our analysis of potential healthcare claims. Management believes that there have been no changes or other events that occurred during the second quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II, Item 6. Exhibits and Reports on Form 8-K

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

August 2, 2005