Form 10-Q/A
period 2004-09-30
REMINGTON ARMS CO INC/
filed 2005-08-08
CIK 916504

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

          This Form 10-Q/A amends our Form 10-Q filed November 15, 2004. We have restated our interim financial statements for the period ended September 30, 2004 to reflect the correction of a methodological error related to our reserve for potential healthcare claims which resulted from the use of inaccurate data and methodologies, as disclosed in our Form 8-K filing dated July 21, 2005. The error resulted in the Company’s healthcare accrual being understated by approximately $0.7 million as of December 31, 2004. The resulting impact on operations from the correction of this error was to increase the Company’s net income for the quarter ended September 30, 2003 by $0.1 million. There is no change to the Company’s net income for the quarter ended September 30, 2004.

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

          Items from our Form 10-Q filed November 15, 2004 not included in this Form 10-Q/A remain unamended.

REMINGTON ARMS COMPANY, INC.

FORM 10-Q/A

September 30, 2004

Remington Arms Company, Inc.
Consolidated Balance Sheets
(Dollars in Millions, Except Per Share Data)

	Unaudited

	Restated	Restated

	September 30, 2004	December 31, 2003

ASSETS
Current Assets
Cash and Cash Equivalents	$0.3	$0.4
Accounts Receivable Trade - net	93.1	67.1
Inventories - net	97.3	85.7
Supplies	6.3	6.7
Prepaid Expenses and Other Current Assets	7.9	6.8
Deferred Tax Assets	9.7	14.6

Total Current Assets	214.6	181.3

Property, Plant and Equipment - net	72.6	75.8
Intangible Assets (Goodwill and other) - net	62.7	62.7
Debt Issuance Costs - net	9.2	10.6
Other Noncurrent Assets	8.2	7.8
Deferred Tax Assets	0.7	—
Assets Held for Sale	—	18.0

Total Assets	$368.0	$356.2

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts Payable	$31.7	$20.1
Book Overdraft	1.5	6.7
Short-Term Debt	0.8	—
Current Portion of Long-Term Debt	1.0	0.5
Current Portion of Product Liability	2.4	2.4
Accrued Income Taxes	2.3	2.5
Other Accrued Liabilities	41.2	29.7

Total Current Liabilities	80.9	61.9

Long-Term Debt, net of Current Portion	215.7	230.0
Retiree Benefits	46.5	43.1
Product Liability, net of Current Portion	6.8	7.3
Deferred Tax Liabilities	—	1.9
Other Long-Term Liabilities	0.2	0.2

Total Liabilities	350.1	344.4

Commitments and Contingencies

Shareholder’s Equity
Class A Common Stock, par value $.01; 1,000 shares authorized and outstanding at September 30, 2004 and December 31, 2003, respectively	—	—
Paid in Capital	85.8	86.4
Accumulated Other Comprehensive Income (Loss)	(0.2)	(1.2)
Retained Earnings (Accumulated Deficit)	(67.7)	(73.4)

Total Shareholder’s Equity	17.9	11.8

Total Liabilities and Shareholder’s Equity	$368.0	$356.2

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statements of Operations
(Dollars in Millions)

	Unaudited

	Quarter Ended September 30,		Year-to-Date September 30,

	Restated 2004	Restated 2003	Restated 2004	Restated 2003

Net Sales (1)	$119.2	$112.1	$290.3	$273.2

Cost of Goods Sold	90.1	81.8	225.2	202.5

Gross Profit	29.1	30.3	65.1	70.7

Selling, General and Administrative Expenses	17.2	16.6	49.9	47.5

Research and Development Expenses	1.5	1.3	4.5	4.5

Other (Income) Expense	—	(0.5)	(0.8)	(1.2)

Other Unusual Charges	—	—	—	6.7

Operating Profit	10.4	12.9	11.5	13.2

Interest Expense	6.4	6.3	18.7	17.1

Income (Loss) Before Income Taxes, Discontinued Operations And Sale of Assets	4.0	6.6	(7.2)	(3.9)

Benefit for Income Taxes	3.1	2.5	(1.4)	(1.5)

Income (Loss) from Continuing Operations before Discontinued Operations and Sale of Assets	0.9	4.1	(5.8)	(2.4)

Income from Discontinued Operations, net of tax expense of $0.2 for the quarter-to-date and $0.8 for the year-to-date periods ended September 30, 2003	—	0.2	0.1	1.3

Gain on Sale of Assets, net of tax expense of $9.8 for the year-to-date period ended September 30, 2004	—	—	13.5	—

Net Income (Loss)	$0.9	$4.3	$7.8	$(1.1)

(1) Sales are presented net of Federal Excise taxes of $10.6 million and $10.2 million for the quarterly periods and $24.7 million and $23.5 million for the year-to-date periods ended September 30, 2004 and 2003, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statements of Cash Flows
(Dollars in Millions)

	Unaudited

	Year-To-Date September 30,

	Restated	Restated
	2004	2003

Operating Activities
Net Income (Loss)	$7.8	$(1.1)
Adjustments to reconcile Net Income (Loss) to Net Cash used in Operating Activities:
Depreciation	6.9	7.2
Amortization	1.4	3.0
Gain on Sale of Assets Held for Sale	(23.3)	—
Loss on Disposal of Assets	0.3	0.4
Provision for Retiree Benefits	4.2	1.2
Provision for Deferred Income Taxes, net	2.3	1.9
Changes in Operating Assets and Liabilities:
Accounts Receivable Trade - net	(26.0)	(25.5)
Inventories	(11.6)	(11.9)
Supplies	0.4	0.2
Prepaid Expenses and Other Current Assets	(1.1)	(1.7)
Other Noncurrent Assets	(0.4)	1.9
Accounts Payable	11.6	3.1
Product Liabilities	(0.5)	1.3
Income Taxes Payable	(0.2)	(3.5)
Other Accrued and Long-Term Liabilities	9.9	(1.0)

Net Cash used in Operating Activities	(18.3)	(24.5)
Net Cash provided by (used in) Discontinued Operations	0.1	(1.0)

Net Cash used in Operating Activities	(18.2)	(25.5)

Investing Activities
Proceeds from Sale of Assets, net of Transaction costs of $1.2	42.8	—
Purchase of Property, Plant and Equipment	(4.4)	(4.7)
Proceeds from Sale of Property, Plant and Equipment	0.4	—

Net Cash provided by (used in) Investing Activities	38.8	(4.7)
Net Cash used in Discontinued Operations	—	(0.1)

Net Cash provided by (used in) Investing Activities	38.8	(4.8)

Financing Activities
Proceeds from Revolving Credit Facility	126.0	152.4
Payments on Revolving Credit Facility	(139.9)	(108.4)
Cash Dividends Paid	(2.1)	(101.2)
Proceeds from Issuance of Long-Term Debt	—	200.0
Principal Payments on Long-Term Debt	(0.3)	(87.6)
Capital Contributions from RACI Holding, Inc.	—	4.5
Net Borrowings from Short-Term Debt	0.8	1.2
Decrease Book Overdraft	(5.2)	(10.8)
Debt Issuance Costs	—	(12.2)

Net Cash (used in) provided by Financing Activities	(20.7)	37.9

Decrease in Cash and Cash Equivalents	(0.1)	7.6
Cash and Cash Equivalents at Beginning of Period	0.4	0.4

Cash and Cash Equivalents at End of Period	$0.3	$8.0

Supplemental Cash Flow Information
Cash Paid During the Year for:
Interest	$17.0	$10.7
Income Taxes	$5.6	$1.3
Noncash Financing and Investing Activities:
Amount due on Behalf of RACI Holding, Inc.	$0.6	$—
Issuance of Deferred Shares in Lieu of Bonus	$—	$0.3
Payment Made to Vendors on Behalf of RACI Holding, Inc.	$—	$1.0
Capital Lease Obligations Incurred	$—	$0.1

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statement of Shareholder’s Equity (Accumulated Deficit) and Comprehensive Income
(Dollars in Millions)
 (Unaudited)

			Restated
		Accumulated	Restated Retained	Restated
		Other	Earnings	Total
	Paid-in	Comprehensive	(Accumulated	Shareholder’s
	Capital	Income	Deficit)	Equity

Balance, December 31, 2003	$86.4	$(1.2)	$(73.4)	$11.8

Comprehensive Income:
Net Income	—	—	7.8	7.8
Other comprehensive income:
Net derivative gains, net of tax effect	—	2.5	—	2.5
Net derivative gains reclassified as earnings, net of tax effect	—	(1.5)	—	(1.5)

Total Comprehensive Income	—	1.0	7.8	8.8

Cash Dividend Paid	—	—	(2.1)	(2.1)
Amount due on Behalf of RACI Holding, Inc.	(0.6)	—	—	(0.6)

Balance, September 30, 2004	$85.8	$(0.2)	$(67.7)	$17.9

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

Note 2 – Restatement of previously issued financial statements

          The Company has restated its previously issued financial statements for the years ending December 31, 2004, 2003 and 2002 on Form 10-K/A and for the quarterly periods ended March 31, 2005, September 30, 2004, and June 30, 2004 on Form 10-Q/A to reflect the correction of a methodological error related to its reserve for potential healthcare claims. The error resulted from the use of inaccurate data and methodologies in calculating the health care accrual.

          All amounts referenced in this Quarterly Report on Form 10-Q/A for September 30, 2004, reflect relevant amounts on a restated basis.

          The tables below set forth the effect of the adjustments as of and for the quarters ended September 30, 2004 and 2003, as applicable:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

Restated Consolidated Balance Sheet and Consolidated Statement of Shareholder’s Equity and Comprehensive Income Amounts

	September 30, 2004		December 31, 2003

	As Reported	As Restated	As Reported	As Restated

Deferred Tax Assets (current)	$9.4	$9.7	$14.2	$14.6
Total Current Assets	214.3	214.6	180.9	181.3
Other Accrued Liabilities	40.4	41.2	28.7	29.7
Total Current Liabilities	80.1	80.9	60.9	61.9
Accumulated Deficit	(67.2)	(67.7)	(72.8)	(73.4)
Total Shareholder’s Equity	18.4	17.9	12.4	11.8

Restated Consolidated Statement of Operations Amounts

	2004		2003

	As Reported	As Restated	As Reported	As Restated

Selling, General and Administrative Expenses	$17.3	$17.2	$16.7	$16.6
Operating Profit	10.3	10.4	12.8	12.9
Income before Income Taxes, Discontinued Operations and Sale of Assets	3.9	4.0	6.5	6.6
Provision for Income Taxes	3.0	3.1	2.5	2.5
Income from Continuing
Operations before Discontinued
Operations and Sale of Assets	0.9	0.9	4.0	4.1
Net Income	0.9	0.9	4.2	4.3

          The table below sets forth the effect of the adjustments for the year to date periods ended September 30, 2004 and 2003:

Restated Consolidated Statement of Operations Amounts

	2004		2003

	As Reported	As Restated	As Reported	As Restated

Selling, General and Administrative Expenses	$50.1	$49.9	$47.6	$47.5
Operating Profit	11.3	11.5	13.1	13.2
Income before Income Taxes, Discontinued Operations and Sale of Assets	(7.4)	(7.2)	(4.0)	(3.9)
Benefit for Income Taxes	(1.5)	(1.4)	(1.5)	(1.5)
Income (Loss) from Continuing
Operations before Discontinued
Operations and Sale of Assets	(5.9)	(5.8)	(2.5)	(2.4)
Net Income (Loss)	7.7	7.8	(1.2)	(1.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

Restated Statement of Cash Flows Amounts

	September 30, 2004		September 30, 2003

	As Reported	As Restated	As Reported	As Restated

Net Income (Loss)	$7.7	$7.8	$(1.2)	$(1.1)
Provision for Deferred Income Taxes, net	2.2	2.3	1.9	1.9
Other Accrued and Long-Term Liabilities	10.1	9.9	(0.9)	(1.0)

Note 3 – Inventories

          Inventories consisted of the following at:

	(Unaudited)

	September 30,	December 31,
	2004	2003

Raw Materials	$18.3	$13.9
Semi-Finished Products	18.7	18.9
Finished Products	60.3	52.9

Total	$97.3	$85.7

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

The following represents a summary of key components of quarter-to-date and year-to-date income from discontinued operations:

	For the quarter ended,		For the nine months ended,

	September 30,	September 30,	September 30,	September 30,
Discontinued Operations:	2004	2003	2004	2003

Net Sales	$0.0	$3.7	$1.9	$13.1
Pre-tax operating results	0.0	0.8	0.2	3.5
Interest expense allocation	0.0	0.4	0.1	1.4
Income from operations, after tax	0.0	0.2	0.1	1.3

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

Note 5 – Other Accrued Liabilities (Restated)

          Other Accrued Liabilities consisted of the following at:

	(Unaudited)

	September 30,	December 31,
	2004	2003

Marketing	$5.9	$6.1
Healthcare	7.7	7.8
Compensation	2.8	0.8
Current portion of Pension cost	6.8	5.8
Excise Tax Payable	3.7	1.4
Workers Compensation	2.9	2.9
Interest	7.0	1.8
Other	4.5	3.1

Total	$41.2	$29.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

	(Unaudited)

	September 30,	December 31,
	2004	2003

Beginning warranty accrual	$0.8	$0.9
Current period accruals	2.0	2.7
Current period charges	(2.0)	(2.8)

Ending warranty accrual	$0.8	$0.8

Note 7 – Long-Term Debt

          Long-Term Debt consisted of the following at:

	(Unaudited)

	September 30,	December 31,
	2004	2003

Revolving Credit Facility	$14.4	$28.3
10.5% Senior Notes due 2011	200.0	200.0
Capital Lease Obligations	0.9	1.3
Due to RACI Holding, Inc.	1.4	0.9

Subtotal	216.7	230.5
Less: Current Portion	1.0	0.5

Total	$215.7	$230.0

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

Note 9 – Intangible Assets

          The carrying amount of goodwill and trademarks, which are not subject to amortization, attributable to each reporting segment is outlined in the following tables:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

	(Unaudited)

Goodwill	September 30, 2004	December 31, 2003

Firearms	$12.8	$12.8
Ammunition	5.2	5.2
All Other	2.9	2.9

Total	$20.9	$20.9

Trademarks	September 30, 2004	December 31, 2003

Firearms	$20.4	$20.4
Ammunition	19.4	19.4
All Other	2.0	2.0

Total	$41.8	$41.8

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

		For the Three Months Ended,

		September 30, 2004	September 30, 2003

Net income	As Reported	$0.9	$4.3
Add:	Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Net income	Pro forma	$0.9	$4.3

		For the Nine Months Ended,

		September 30, 2004	September 30, 2003

Net income (loss)	As Reported	$7.8	$(1.1)
Add:	Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	2.7
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(1.8)

Net income (loss)	Pro forma	$7.8	$(0.2)

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

          On July 19, 2004, the Company entered into a ten year exclusive distribution agreement with a technology products manufacturer that required the payment of $0.5 million in exchange for the exclusive distribution rights for certain security products within the United States, certain of its territories, and Canada. The Company expects to sell these security products to the federal agency and law enforcement markets. The Company anticipates incurring up to $1.1 million (including the above mentioned $0.5 million) of expenses associated with the initial launching of the products during 2004 for distribution, selling, marketing, administrative, and transaction costs, and will include related financial results in the newly formed Technology Products segment, which is combined with the All Other reporting segment in 2004. Through September 30, 2004, the Company has paid $0.7 million associated with this agreement (including the above mentioned $0.5 million).

          On August 4, 2004, the Company entered into a joint venture agreement with ELSAG, Inc., an unaffiliated third party, to form Remington ELSAG Law Enforcement Systems, LLC (“RELES”). RELES will sell and service a license plate reading technology that is expected to be sold to state and local law enforcement agencies along with certain federal agencies. The venture gives Remington a 50% ownership interest. The agreement calls for each member to provide 50% of required capital investments and receive 50% of distributions, with a maximum contribution amount of $1.5 million by each party. In addition, Remington will provide certain administrative support functions, while ELSAG, Inc. will provide product technology support. Through September 30, 2004, the Company has paid $0.3 million associated with this venture. On October 15, 2004, the Company made its initial capital contribution of approximately $0.3 million to this joint venture. The Company anticipates making total equity contributions of up to $0.8 million by the end of 2004. See Note 16 for further discussion.

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

Information on Segments:

	(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Net Sales:
Firearms	$46.7	$43.9	$137.9	$135.1
Ammunition	65.9	61.1	134.7	120.7
All Other	6.6	7.1	17.7	17.4

Consolidated Net Sales	$119.2	$112.1	$290.3	$273.2

Adjusted EBITDA:
Firearms	$6.6	$5.6	$16.5	$17.9
Ammunition	8.4	9.6	7.5	9.9
All Other	1.1	1.0	2.7	2.8
Other Reconciling Items	(0.9)	0.7	(1.9)	3.2

Adjusted EBITDA	$15.2	$16.9	$24.8	$33.8

	(Unaudited)

	September 30, 2004	December 31 2003

Assets:
Firearms	$126.3	$118.7
Ammunition	133.2	102.0
All Other	13.5	10.0
Other Reconciling Items	95.0	125.5

Consolidated Assets	$368.0	$356.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

          The following table illustrates the calculation of Adjusted EBITDA, by reconciling Net Income/ (Loss) to Adjusted EBITDA, which management believes is the most nearly equivalent GAAP measure:

	(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Net Income (Loss)	$0.9	$4.3	$7.8	$(1.1)
Adjustments: Depreciation Expense	2.4	2.4	6.9	7.2
Interest Expense (A)	6.4	6.7	18.8	18.5
Other Noncash Charges (B)	1.7	0.8	5.5	2.9
Non-Recurring Charges or Gains (C)	0.8	—	(12.7)	0.3
Other Unusual Charges (D)	—	—	—	6.7
Income Taxes (E)	3.0	2.7	(1.5)	(0.7)

Adjusted EBITDA	$15.2	$16.9	$24.8	$33.8

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

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2004
(Unaudited)

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries

ASSETS
Current Assets	$118.6	$96.0	$—	$214.6
Receivable from Remington	—	106.9	106.9	—
Equity method investment in subsidiaries	210.2	—	210.2	—
Noncurrent Assets	115.0	38.4	—	153.4

Total Assets	$443.8	$241.3	$317.1	$368.0

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities	$49.4	$31.1	$—	$80.5
Payable to RACI Holding, Inc.	1.4	—	—	1.4
Payable to RA Brands, L.L.C.	64.1	—	64.1	—
Payable to RA Factors, Inc.	42.8	—	42.8	—
Noncurrent Liabilities	268.2	—	—	268.2
Shareholder’s Equity	17.9	210.2	210.2	17.9

Total Liabilities and Shareholder’s Equity	$443.8	$241.3	$317.1	$368.0

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

QUARTER ENDED September 30, 2004 (Unaudited)	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries

Net Sales	$119.2	$—	$—	$119.2
Gross Profit	29.1	—	—	29.1
Royalty Income (Expense)	(4.8)	4.8	—	—
Factoring Income (Expense)	(3.3)	3.3	—	—
Income from Equity Investees	7.1	—	7.1	—
Net Income	0.9	7.1	7.1	0.9

QUARTER ENDED September 30, 2003 (Unaudited)	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries

Net Sales	$112.1	$—	$—	$112.1
Gross Profit	30.3	—	—	30.3
Royalty Income (Expense)	(6.9)	6.9	—	—
Factoring Income (Expense)	(3.3)	3.3	—	—
Income from Equity Investees	6.7	—	6.7	—
Net Income	4.3	6.7	6.7	4.3

NINE MONTHS ENDED September 30, 2004 (Unaudited)	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries

Net Sales	$290.3	$—	$—	$290.3
Gross Profit	65.1	—	—	65.1
Royalty Income (Expense)	(11.6)	11.6	—	—
Factoring Income (Expense)	(8.1)	8.1	—	—
Income from Equity Investees	23.6	—	23.6	—
Net Income	7.8	23.6	23.6	7.8

NINE MONTHS ENDED September 30, 2003 (Unaudited)	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries

Net Sales	$273.2	$—	$—	$273.2
Gross Profit	70.7	—	—	70.7
Royalty Income (Expense)	(17.2)	17.2	—	—
Factoring Income (Expense)	(9.7)	9.7	—	—
Income from Equity Investees	16.2	—	16.2	—
Net (Loss) Income	(1.1)	16.2	16.2	(1.1)

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

Note 16 – Investment in Unconsolidated Joint Venture

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

Note 17 – Recent Accounting Pronouncements

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

Executive Overview

          We evaluate our business primarily on Adjusted EBITDA (as defined in Note 14 to our unaudited consolidated financial statements included in this report, to which we refer you) results from two core segments, Firearms and Ammunition, and to a lesser degree on other operating segments, primarily Accessories and Clay Targets. As part of this evaluation, we focus on aggressively managing working capital through, among other things, inventory management, cash management, and expense control.

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

Restatement of Previously Issued Financial Statements

          We have restated our previously issued financial statements for the years ending December 31, 2004, 2003, and 2002 on Form 10-K/A and for the quarterly periods ended March 31, 2005, September 30, 2004, and June 30, 2004 on Form 10-Q/A to reflect the correction of a methodological error related to our healthcare accrual. On July 15, 2005 through discussions by management and the audit committee, we determined that an error existed in the calculation of our health care accrual included in previously issued financial statements. The error resulted from the use of inaccurate data and methodologies in calculating the health care accrual. All amounts referenced in this Quarterly Report on Form 10-Q/A for September 30, 2004, reflect relevant amounts on a restated basis. See Note 2 to the accompanying unaudited interim consolidated financial statements for additional information.

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

Liquidity.

          As of September 30, 2004, we had outstanding $216.7 million of indebtedness, consisting of approximately $200.0 million (face amount) of the Notes, $14.4 million in revolving credit borrowings under the Credit Facility,$0.9 million in capital lease obligations, a $1.0 million note payable to Holding, and an additional $0.4 million owed to Holding. As of September 30, 2004, we also had issued aggregate letters of credit of $4.6 million.

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

          The interest rate margin for the ABR and the Euro-Dollar loans at September 30, 2004 was 1.5% and 3%, respectively. The weighted average interest rate under the Company’s Credit Facility was 4.87% and4.05%for the year to date periods ended September 30, 2004 and 2003, respectively.

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

Cash Flows and Working Capital

          Net cash used in operating activities was $18.2 million and $25.5 million for the nine-month periods ended September 30, 2004 and 2003, respectively. The $7.3 million decrease in cash used in operating activities for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 resulted primarily from an increase in other accrued and long-term liabilities and accounts payable.The sale of the fishing line business also affected net cash used in operating activities.Specifically, the reasons associated with these changes are summarized as follows:

•

Accounts payable increased by $11.6 million over the nine months ended September 30, 2004 compared to an increase of $3.1 million over the nine months ended September 30, 2003. This increase in accounts payable over prior year is primarily related to higher production levels in the current year, combined with higher commodity costs in the current year.

•

Other accrued and long-term liabilities increased by $9.9 million in the first nine months of 2004 compared to a decrease of $1.0 million in the first nine months of 2003, primarily as a result of timing of accruals for marketing costs and higher pension liabilities for the nine month period ended September 30, 2004, combined with the payment of the incentive compensation and transaction fee accruals during the nine month period ended September 30, 2003.

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

Results of Operations for the Three and Nine Month Periods Ended September 30, 2004 (Restated) as Compared to the Three and Nine Month Periods Ended September 30, 2003 (Restated)

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

	For the three months ended, As Restated

	September 30, 2004	September 30, 2003	$ Increase/ (Decrease)	% Increase/ (Decrease)

Operating Expenses
SG&A	$17.2	$16.6	$0.6	3.6%
R&D	1.5	1.3	0.2	15.4
Other	—	(0.5)	0.5	100.0

Total Consolidated	$18.7	$17.4	$1.3	7.5%

         The increase in selling, general, and administrative expense between the two quarterly periods was primarily attributable to higher costs associated with the previously mentioned growth initiatives, distribution and commission expenses associated with higher sales volumes, and other administrative costs associated with the implementation of the Sarbanes-Oxley Act of 2002. These increases were offset principally by lower product liability costs based on claims experience (See “Legal Proceedings – Product Liability Litigation”) and to a lesser extent lower bad debts expenses.

         The increase in R&D expense between the two quarterly periods is primarily attributable to timing of expenses within the fiscal year.

         The increase in other expense was primarily attributable to the one-time exclusive distribution agreement payment of $0.5 million.

	For the nine months ended, As Restated

	September 30, 2004	September 30, 2003	$ Increase/ (Decrease)	% Increase/ (Decrease)

Operating Expenses
SG&A	$49.9	$47.5	$2.4	5.1%
R&D	4.5	4.5	—	—
Other	(0.8)	5.5	(6.3)	(114.5)

Total Consolidated	$53.6	$57.5	$(3.9)	(6.8%)

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

          Interest Expense. Interest expense for the quarter and year-to-date period ended September 30, 2004 was $6.4 million and $18.7 million,respectively, an increase of $0.1 million and $1.6 million from the same periods of 2003. Interest expense excludes zero and $0.4 million for the quarterly periods, and $0.1 million and $1.4 million, for the year-to-date periods ended September 30, 2004 and 2003, respectively, which was reclassified to discontinued operations.

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

          Taxes. Our effective tax rate relating to continuing operations was 77.5% for the third quarter of 2004 and was (19.4%) for the year to date period ended September 2004. The change from 38.5% and (37.5%) for the same periods in 2003 is primarily attributable to the effect of permanent differences and changes in state income taxes. We have utilized a 42% effective tax rate in calculating the net gain on the sale of the fishing line business. This rate differs from the continuing operations rate primarily due to permanent differences related to goodwill associated with the fishline business.

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

          Amounts related to the fishing line operations for the periods ended September 30, 2004 and 2003 have been reclassified in the accompanying statement of operations as discontinued operations. The following represents a summary of key components of income from discontinued operations:

	For the quarter ended,		For the nine months ended,

Discontinued Operations:	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net Sales	$0.0	$3.7	$1.9	$13.1
Pre-tax operating results	0.0	0.8	0.2	3.5
Interest expense allocation	0.0	0.4	0.1	1.4
Income from operations, after tax	0.0	0.2	0.1	1.3

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

          As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the consolidated financial statements included elsewhere in this Form 10-Q/A, we have restated our previously issued financial statements for the years 2004, 2003 and 2002, including interim periods in 2004 and the first quarter of 2005, to reflect the correction of a methodological error related to our reserve for potential healthcare claims which resulted from the use of inaccurate data and methodologies.

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

          Impact of the Restatement on Internal Control over Financial Reporting. Our management considered the control deficiency in internal control over financial reporting which resulted in the need to restate our previously issued financial statements as disclosed in Note 2 to the accompanying consolidated financial statements included in this Form 10-Q/A. We reviewed and analyzed the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29 and SAB Topic 5 F, “Accounting Changes Not Retroactively Applied Due to Immateriality.” As part of the analysis, our management considered the impact of the restatement adjustment on the financial statements of prior interim or annual periods taken as a whole. Our management determined to restate our previously issued financial statements because the cumulative impact of the error, if recorded in the current period, would have been material to the current year’s reported net earnings, and not material to prior interim or annual periods taken as a whole. Based on our review and analysis including the foregoing, our management also concluded that the control deficiency in internal control over financial reporting that resulted in the restatement of the prior period financial statements did not constitute a material weakness. This control deficiency has been reported to the audit committee by our management in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. In addition, our management has corrected the control deficiency by reviewing our methodologies and utilizing more accurate data in our analysis of potential healthcare claims. Management believes that there have been no charges or other events that occurred during the third quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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