Form 10-K/A
period 2004-12-31
REMINGTON ARMS CO INC/
filed 2005-08-08
CIK 916504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:

December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 333-104141

REMINGTON ARMS COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0350935 (I.R.S. Employer Identification No.)

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

          Yes ☐            No ☒

          At March 23, 2005, the number of shares outstanding of each of the issuer’s classes of common stock is as follows: 1,000 shares of Class A Common Stock, par value $.01 per share.

This Form 10-K/A has 84 pages.

Explanatory Statement

Restatement of previously issued financial statements

          This Form 10-K/A amends our Form 10-K filed March 24, 2005. We have restated our previously issued financial statements for the years ended December 31, 2004, 2003, and 2002 to reflect the correction of a methodological error related to our reserve for potential healthcare claims which resulted from the use of inaccurate data and methodologies, as disclosed in our Form 8-K filing dated July 21, 2005. The error resulted in the Company’s healthcare accrual being understated by approximately $0.7 million as of December 31, 2004. The resulting impact on operations from the correction of this error is to increase the Company’s net loss in 2004 by $0.1 million and to decrease the Company's net income in 2002 by $0.2 million. There is no change to the Company’s net loss for 2003.

          For a discussion of the restatement adjustment, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Previously Issued Financial Statements” and Note 3 to the audited consolidated financial statements presented herein. For a further explanation of the circumstances surrounding the restatement, see “Item 9A. Controls and Procedures.”

          All amounts referenced in this Form 10-K/A, including the 2003 and 2004 interim periods, reflect the relevant amounts on a restated basis. We are concurrently amending our Quarterly Reports on Form 10-Q for the periods ended June 30, 2004, September 30, 2004, and March 31, 2005. We are not restating our Annual Reports on Form 10-K for the years ended December 31, 2002 or 2003, or our Quarterly Reports on Form 10-Q for quarterly periods from January 1, 2002 through March 31, 2004.

          Items from our Form 10-K filed March 24, 2005 not included in this Form 10-K/A remain unamended.

          The previously reported 2003 and 2004 annual financial statements, included in the Company’s 2004 annual report on Form 10-K, and the Company’s previously reported 2004 and 2005 quarterly financial statements, which were included in the Company’s quarterly reports on Form 10-Q filed with respect to such periods, should no longer be relied upon and will accordingly be restated.

REMINGTON ARMS COMPANY, INC.

FORM 10-K/A

December 31, 2004

PART I

Item 1. BUSINESS

References in this report to “we,” “us,” “our,” and words of similar import mean the collective reference to Remington Arms Company, Inc. and its subsidiaries, unless the context otherwise requires. References in this report to “Remington” are to Remington Arms Company, Inc., and references to “Holding” are to Remington’s parent RACI Holding, Inc.

Company Overview

          Founded in 1816, we design, manufacture and market a comprehensive line of primarily sporting goods products for the global hunting and shooting sports marketplace under the Remington(R) brand name. Our 188-year history gives us a long-established reputation in the marketplace for our products. We believe that Remington is a powerful brand in the broader U.S. sporting goods and outdoor recreation markets and that our products are recognized by sportsmen worldwide for their superior value, performance and durability.

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

          For the year ended December 31, 2004, we had consolidated net sales of $393.0 million and a net loss of $4.1 million, including a $15.5 million tax expense associated with establishing a valuation allowance against certain deferred tax assets offset in part by a $13.6 million gain on our sale of our fishing line business. See Notes 4 and 19 to the audited consolidated financial statements for additional disclosures relating to the sale of the fishing line business and the valuation allowance on deferred tax assets, respectively.

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

          A revision to the classification of licensing income from selling, general, and administrative expense to other income was made to financial information from prior periods to conform with the current presentation format. The change in classification did not have a material impact on the previously reported financial condition, results of operations or cash flows of the Company (See Note 5 to the accompanying audited consolidated financial statements for licensing income amounts). In addition, as a result of the sale of specified assets of the fishing line business on February 9, 2004, the results of these operations have been included in discontinued operations and results from prior periods have been reclassified accordingly (See Note 4 to the accompanying audited consolidated financial statements).

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

          On February 8, 2005, in connection with the passage of the one year requirement to invest in productive assets, we entered into a fourth amendment under the Credit Facility primarily to permanently reduce our commitments under the Credit Agreement from $125.0 million to $101.0 million and to amend the availability requirements. See Note 13 to the accompanying audited financial statements for additional details regarding the fourth amendment.

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

          The following table sets forth our net sales, adjusted for the sale of our fishing line business, for each of our aggregated reporting segments for the periods shown:

	Year Ended December 31,
	2002	2003	2004
Firearms	$194.0	$181.3	$193.4
Ammunition	163.9	157.1	176.1
All Other	26.0	22.3	23.5

Total	$383.9	$360.7	$393.0

          See Note 23 to the accompanying audited consolidated financial statements of Remington, appearing elsewhere in the report. There are no material assets owned by the Company outside of our country of domicile.

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

          Products

          Our firearms product offerings include a comprehensive line of sporting shotguns and rifles, as well as firearms for the government, military, and law enforcement markets, marketed predominantly under the Remington and Spartan Gunworks(TM) brand names. Our goal has been to market a broad assortment of general-purpose firearms together with more specialized products that embody Remington’s emphasis on value, performance and design.

          Our most popular shotguns are the Model 870(TM) pump-action shotgun, and the Model 1100(TM) and Model 11-87(TM) auto-loading shotguns. Remington shotguns are offered in versions that are marketed to both novices and experienced gun owners. Specialty shotguns focus on the deer, turkey and other specialized hunting markets, recreational and competitive clay target shooting, and various law enforcement and military applications. We also offer opening price point shotgun models under the Spartan Gunworks brand name, versions of which in 2004 were over/under, side-by-side, and single shot shotguns. Retail list prices for our most popular shotguns range up to $900.

          Our most popular rifles are the Model 700(TM), Model Seven(TM), and Model 710(TM) centerfire rifles and the Model 597(TM) and Model 504(TM) rimfire rifles. To appeal to a broad range of gun owners, we manufacture these rifles in a wide variety of chamberings, configurations and finishes. Retail list prices for our most popular rifles range up to $900.

          Product Introductions

          We focus our product development efforts on introducing new products that satisfy the need for specialized, high-performance firearms. In 2004, we introduced the Model 504(TM) bolt action rimfire rifle, the Model 700(TM) CDL, a classic styled line extension of our famous Model 700(TM) line and a number of rifle and shotgun niche products to address growing specialty end use markets. Also in 2004, we introduced the Spartan Gunworks product line, our new opening price point line of shotguns, as well as the Model 870 Modular Combat Shotgun (MCS). Our new shotgun offerings include the 11-87 Sportsman, a line extension of our 11-87 family of autoloaders, positioned to compete more effectively in high volume, specialty end use markets. In 2005 to date, we have introduced a high performance Model 700, the XCR (Xtreme Conditions Rifle), which is designed to provide durability and corrosion resistance in harsh environments. Another 700 line extension includes the 700 SPS (Special Purpose Synthetic), which we have positioned with value added features to increase penetration in general markets. Also in 2005, our Spartan Gunworks line has been expanded to include a differentiated offering of products, including rifles and additional shotgun models.

          Seasonality

          We produce a broad range of firearms products. Several models of our shotguns are intended for target shooting, and some models are intended for government, military, and law enforcement applications; sales of which occur outside the core fall hunting season (September through December). The majority of our firearms products, however, are manufactured for hunting use. Because our firearms products are generally used during the fall hunting season, many of firearms products are sold pursuant to a “dating plan” which allows the purchasing distributor to buy the products commencing at the beginning of our dating plan year in December, and pay for them on extended terms. Discounts are offered for early payment under this plan. In the first quarter of each dating plan year, we receive orders from our customers, which are designated as firm orders, although we may permit adjustments in outstanding unfilled orders. We also follow industry practice in canceling most firearms orders from our distributors that remain unfilled at the end of each sales year. For further discussion of seasonality and related matters, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Purchasing Patterns; Seasonality”.

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

          Supply of Raw Materials

          To manufacture our various products, we utilize numerous raw materials, including steel, wood, and plastics, as well as manufactured parts purchased from independent manufacturers. For a number of our raw materials, we rely on a limited number of suppliers. For example, a major portion of our requirements for shotgun barrel blanks and wood stocks are each currently being met by a a limited number of vendors. We also import the Spartan Gunworks product line from a single foreign vendor. Generally, we have had satisfactory, long-term relationships with these suppliers. We have written purchase agreements with the majority of our suppliers. Any disruption in our relationships with any of these vendors or reductions in the production of the material supplied could, in each case, adversely affect our ability to obtain an adequate supply of the material and could impose additional operational costs associated with sourcing raw materials from new suppliers. We believe that we have a good relationship with each of these vendors and do not currently anticipate any material shortages or disruptions in supply from these vendors. Alternative sources exist from which we could obtain such raw materials. Nonetheless, we do not currently have significant supply relationships with any of these alternative sources and cannot estimate with any certainty the length of time that would be required to establish such a supply relationship, or the sufficiency of the quantity or quality of materials that could be so obtained.

          The price and availability of production materials are affected by a wide variety of interrelated economic and other factors, including alternative uses of materials and their components, changes in production capacity, energy prices, commodity prices, and governmental regulations. Specifically, our manufacturing sites experienced cost increases related to steel purchases and energy prices (particularly in utility costs). These increases were directly related to supply shortages due to foreign markets demand for domestic scrap and increases in energy costs. Industry competition and the timing of price increases by suppliers limits to some extent our ability and the ability of other industry participants to pass raw material cost increases on to customers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Financial Instruments” and “Quantitative and Qualitative Disclosures about Market Risk.”

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

          Products

          Our ammunition product offerings include a comprehensive line of sporting ammunition and ammunition reloading components, as well as ammunition for the government, military, and law enforcement markets, which are marketed predominantly under the Remington brand name, as well as the UMC(R) brand name. In general, Remington branded products compete in both the middle and high performance categories, while the UMC brand competes in the promotionally priced ammunition category.

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

          Seasonality

          Seasonality in the ammunition segment revolves primarily upon hunting seasons for certain of our hunting and shooting sports products, while other products, like shotshell target loads and pistol and revolver ammunition, do not experience much seasonality. We offer extended payment terms on select ammunition categories primarily as a competitive measure. For further discussion of seasonality and related matters, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Purchasing Patterns; Seasonality”.

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

          Supply of Raw Materials

          To manufacture our various products, we utilize numerous raw materials, including steel, lead, brass, powder, and plastics. For a number of our raw materials, we rely on a limited number of suppliers. For example, our brass strip requirements are being serviced primarily by two vendors, our requirements for smokeless powder are primarily met by three suppliers, who are the only sources of smokeless powder in the United States and Canada, and our requirements for lead are being serviced primarily by two vendors. Generally, we have had satisfactory, long-term relationships with our suppliers. We have written purchase agreements with the majority of our suppliers. Any disruption in our relationships with any of these vendors or reductions in the production of the material supplied could, in each case, adversely affect our ability to obtain an adequate supply of the material and could impose additional operational costs associated with sourcing raw materials from new suppliers. We believe that we have a good relationship with each of these vendors and do not currently anticipate any material shortages or disruptions in supply from these vendors. Alternative sources exist from which we could obtain such raw materials. Nonetheless, we do not currently have significant supply relationships with any of these alternative sources and cannot estimate with any certainty the length of time that would be required to establish such a supply relationship, or the sufficiency of the quantity or quality of materials that could be so obtained.

          The price and availability of production materials are affected by a wide variety of interrelated economic and other factors, including alternative uses of materials and their components, changes in production capacity, energy prices, commodity prices, and governmental regulations. Specifically, our manufacturing sites experienced cost increases related to purchases of base metals related to our business and increased energy costs. These increases were directly related to supply shortages due to foreign markets demand for base metals and energy. Industry competition and the timing of price increases by suppliers limits to some extent our ability and the ability of other industry participants to pass raw material cost increases on to customers. We use commodity options contracts to hedge against the risk of increased prices for certain raw materials. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Financial Instruments”.

All Other Product Lines

          Accessories. We market hunting and shooting accessories (including safety and security products, parts, gun care and cleaning products, clips, food consumables, and folding and collectible knives). We have licensed the Remington mark to certain third parties that manufacture and market sporting and outdoor products that complement our product line. Currently, the Remington mark is licensed for use on, among other things, sporting and outdoor apparel, caps, gun cases, tree stands, wildlife feeders, sporting dog equipment, air guns, game decoys & calls, and various other nostalgia/novelty goods. We strive to ensure that the quality, image and appeal of these licensed products are consistent with the high-quality image of our core products. These licenses generally grant an exclusive right to sell a specific product category, with the standard term being three years, with a three year renewal based on performance. We believe that these licenses increase the market recognition of the Remington trademark and enhance our ability to market core products and that licensing facilitates new cross-marketing promotional opportunities and generates income. Some of our licensing efforts are carried out under terms established in the Trademark Settlement Agreement described below in “--Other Corporate Information--Patents, Trademarks, and Copyrights.”

          Powdered Metal Products. We market commercial powdered metal parts for the automotive, sporting goods, office equipment, and hardware industries. These items are manufactured at our Ilion, New York facility.

          Clay Targets. We produce a complete line of clay targets for use in trap, skeet and sporting clays shooting activities, marketed under the STS(TM) brand name. Targets are manufactured from a mixture of limestone and petroleum pitch. Our clay targets are manufactured at two facilities located at Ada, Oklahoma and Findlay, Ohio.

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

	Year Ended December 31,
	2000	2001	2002 Restated(A)	2003 Restated(A)	2004 Restated (A)
	(dollars in millions)
Income Statement Data:
Net Sales (1)	$371.1	$365.7	$383.9	$360.7	$393.0
Sales Growth (Loss) Percentage	(3.2%)	(1.5%)	5.0%	(6.0%)	9.0%
Gross Profit	122.0	99.4	110.8	90.5	90.5
Gross Profit Percentage	32.9%	27.2%	28.9%	25.1%	23.0%
Operating Expenses	77.6	65.9	70.2	75.0	69.6
Operating Profit	44.4	33.5	40.6	15.5	20.9
Interest Expense (2)	11.7	12.6	10.5	23.0	24.6
Income (Loss) from Continuing Operations before Taxes	32.7	20.9	30.1	(7.5)	(3.7)
Income Tax Expense (Benefit) from Continuing
Operations (3)	12.6	8.0	11.8	(2.9)	14.0
Income from Discontinued Operations, net of tax (4)	(0.2)	0.8	2.9	1.4	—
Gain on Disposal of Discontinued Operations, net of
tax (5)	—	—	—	—	13.6
Net Income (Loss)	19.9	13.7	19.8	(3.2)	(4.1)

Operating and Other Financial Data:
Depreciation and Amortization (6)	$16.4	$16.9	$10.0	$9.5	$9.2
Other Non-Cash Charges (7)	1.2	1.1	1.0	3.4	7.4
Nonrecurring and Restructuring Items (8)	0.5	1.3	2.1	0.4	(12.7)
Special Payments (9)	6.9	—	1.8	4.5	—
Gross Capital Expenditures	$17.4	$4.2	$7.5	$6.9	$9.5
Other Unusual Charges (10)	—	—	—	2.2	—
Adjusted EBITDA related to Discontinued Operations
(11)	4.9	5.2	6.7	4.1	0.2
Cash flows provided by (used in):
Operating activities	$22.3	$50.9	$14.1	$(7.3)	$(11.8)
Investing activities	(17.4)	(4.2)	(7.5)	(6.9)	35.1
Financing activities	(28.5)	(35.9)	(19.6)	14.2	(23.3)

Balance Sheet Data (end of period):
Working Capital (12)	$109.9	$91.1	$90.2	$119.5	$116.0
Total Assets	361.9	332.1	335.1	362.7	351.6
Total Debt (13)	157.0	115.3	101.1	230.5	203.5
Credit Facility	64.5	25.0	11.0	28.3	1.8
Shareholder’s Equity	90.1	103.6	111.6	11.8	9.9

Consolidated EBITDA (as defined in the Indenture) and Credit Statistics:	2000		2001		2002		2003		2004
Consolidated EBITDA (as defined in the Indenture)
(11) (14)	$73.0		$56.8		$60.7		$39.6		$38.6

Consolidated Interest Expense (as defined in the
Indenture) (15)	$13.6		$13.6		$10.4		$23.0		$22.8
Consolidated Coverage Ratio (as defined in the
Indenture) (16)	5.4	x	4.2	x	5.8	x	1.7	x	1.7	x
Ratio of Earnings to Fixed Charges (17)	3.6	x	2.6	x	3.8	x	(17)		(17)

(A)	We have restated our previously issued financial statements for the years ended December 31, 2004, 2003 and 2002 to reflect the correction of a methodological error related to our reserve for healthcare claims. The error described above resulted from the use of inaccurate data and methodologies in calculating the health care accrual. For a discussion of the restatement adjustment, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Previously Issued Financial Statements” and Note 3 to the audited consolidated financial statements presented herein.

(1)	Presented net of federal excise taxes. Federal excise taxes were $32.5 million, $32.1 million, $33.5 million, $31.2 million and $33.5 million for the years ended December 31, 2000, 2001, 2002, 2003 and 2004, respectively.

(2)	Interest expense included in discontinued operations is $3.9 million, $2.7 million, $1.8 million, $1.8 million, and $0.1 million, for the years ended December 31, 2000, 2001, 2002, 2003 and 2004, respectively.

(3)	The year ended December 31, 2004 includes $15.5 million in tax expense associated with establishing a valuation allowance against certain deferred tax assets. See Note 19 to the audited consolidated financial statements presented herein.

(4)	On February 9, 2004, we completed the sale of our fishing line business, and reclassified the results as discontinued operations for all periods presented.

(5)	Reflects the Gain on Disposal of assets sold associated with the sale of specified assets of our fishing line business on February 9, 2004. See Note 4 to the audited consolidated financial statements presented herein.

(6)	Excludes amortization of deferred financing costs of $2.0 million, $1.7 million, $1.9 million, $1.8 million and $1.9 million for the years ended 2000, 2001, 2002, 2003 and 2004, respectively, which is included in interest expense.

(7)	Non-cash charges consist of the following: (a) for the year ended December 31, 2000, a $0.7 million accrual for retiree benefits and a $0.5 million loss on disposal of assets; (b) for the year ended December 31, 2001, a $0.7 million accrual for retiree benefits and a $0.4 million loss on disposal of assets; (c) for the year ended December 31, 2002, a $0.8 million accrual for retiree benefits and a $0.2 million loss on disposal of assets; (d) for the year ended December 31, 2003, a $2.9 million retiree benefits and a $0.5 million loss on disposal of assets; (e) for the year ended December 31, 2004, a $7.1 million accrual for retiree benefits and a $0.3 million loss on disposal of assets.

(8)	Nonrecurring and restructuring expenses consist of the following: (a) for the year ended December 31, 2000, nonrecurring professional fees of $0.5 million related to establishment of subsidiaries; (b) for the year ended December 31, 2001, $0.6 million of nonrecurring legal and professional fees and $0.7 million of severance and relocation costs; (c) for the year ended December 31, 2002, $1.4 million of Cumulative Effect of Change in Accounting Principle, net of tax, and $0.3 million of nonrecurring legal fees and $0.4 million associated with marking redeemable deferred shares to market; (d) for the year ended December 31, 2003, $0.2 million of severance costs and $0.2 million loss on disposal of assets; (e) for the year ended December 31, 2004, $13.6 million gain on sale of the fishline line business, offset by $0.2 million of severance costs, and $0.7 million in consulting fees associated with the nonrecurring exclusive distribution and joint venture agreements for certain technology products.

(9)	Special payments consist of the following: (a) In April 2000, Holding distributed on behalf of Remington a special payment to holders of all stock options and deferred shares of approximately $63.93 per share, in an aggregate amount of $6.1 million. In October 2000, Holding distributed on behalf of Remington a special payment to holders of all stock options and deferred shares of approximately $8.00 per share, in an aggregate amount of $0.8 million. (b) In August 2002, Holding distributed on behalf of Remington a special payment to holders of all stock options and deferred shares of approximately $19.54 per share, in an aggregate amount of $1.8 million. (c) In February 2003, Holding distributed on behalf of Remington a special payment to holders of all stock options (in connection with the acceleration and resulting cancellation of the options) of approximately $220.31 per share, in an aggregate amount of $4.5 million.

(10)	In January 2003, $0.7 million of additional interest for early redemption of Remington’s 9½% Senior Subordinated Notes due 2003 (the “Refinanced Notes”) and $1.5 million for the unamortized debt acquisition costs were expensed related to Remington prior senior secured credit facility (the “Old Credit Facility”).

(11)	“Adjusted EBITDA” as presented herein has the same meaning as defined in Note 23 to the audited consolidated financial statements presented herein. Discontinued Operations relates solely to the sale of our fishing line business on February 9, 2004. Adjusted EBITDA related to Discontinued Operations is appropriately included in “Consolidated EBITDA” as defined in the Indenture for all periods presented.

(12)	Working capital presented herein as total current assets less total current liabilities.

(13)	Consists of short-term and long-term debt, current portion of long-term debt, note payable to Holding and capital lease obligations.

(14)	“Consolidated EBITDA” as presented herein is a financial measure that is used in the Indenture as a component of a coverage ratio that is used to test whether a variety of transactions are permitted. Consolidated EBITDA (as defined in the indenture) differs from the term “EBITDA” as it is commonly used. In addition to adjusting net income to exclude income taxes, interest expense, and depreciation and amortization, Consolidated EBITDA (as defined in the indenture) also adjusts net income by excluding items or expenses not typically excluded in the calculation of “EBITDA”. To calculate Consolidated EBITDA (as defined in the indenture) for the period ended December 31, 2004, we also excluded Other Noncash Charges of $7.4 million and Non-Recurring and Restructuring Items of ($12.7 million). See Note 23 to the audited financial statements presented herein for a reconciliation of this measure to net income.

The Indenture provides that, in order to enter into the following types of transactions, in addition to other applicable requirements, the ratio of Consolidated EBITDA (as defined in the Indenture) to Remington’s consolidated interest expense (subject to certain adjustments as provided in the Indenture) must be greater than 2.25 to 1.00 for the four most recent quarters for which financial statements are available:

•	The incurrence of indebtedness in addition to limited specified categories of permitted indebtedness that are enumerated in the Indenture.

•	Mergers and consolidations involving Remington.

•	Dividends, investments and other restricted payments in addition to limited specified categories of permitted restricted payments and investments that are enumerated in the Indenture.

•	The re-designation of an unrestricted subsidiary as a restricted subsidiary for the purposes of the Indenture.

(15)	“Consolidated Interest Expense” as defined in the Indenture, consists of the total interest expense of Remington and its subsidiaries, net of any interest income of Remington and its subsidiaries, and includes interest expense consisting of (a) interest expense attributable to capital leases, (b) amortization of debt discount, (c) interest on debt of other persons guaranteed by Remington or any of its subsidiaries, (d) non-cash interest expense, (e) the interest portion of any deferred payment obligation and (f) commissions, discounts and other fees and charges owed with respect to letters of credit and bankers’ acceptance financing. The definition of “Consolidated Interest Expense” also provides that gross interest is to be determined after giving effect to any net payment made or received by Remington or its subsidiaries with respect to interest rate hedging agreements. Note that Consolidated Interest Expense excludes amortization expense associated with the Company’s debt acquisition costs of $2.0 million, $1.7 million, $1.9 million, $1.8 million and $1.9 million for the years ended 2000, 2001, 2002, 2003 and 2004, respectively, and includes amounts reclassified to discontinued operations of $3.9 million, $2.7 million, $1.8 million, $1.8 million, and $0.1 million, for the years ended December 31, 2000, 2001, 2002, 2003 and 2004, respectively.

(16)	“Consolidated Coverage Ratio” as defined in the Indenture is the ratio of Consolidated EBITDA (as defined in the Indenture) for the four most recently ended quarters for which financial statements are available to Consolidated Interest Expense (as defined in the Indenture) for the same period. The Consolidated Coverage Ratio (as defined in the Indenture) is presented for illustrative purposes.

(17)	For purposes of computing this ratio, earnings consists of earnings before income taxes and fixed charges, excluding capitalized interest. Fixed charges consist of interest expense, capitalized interest, amortization of discount on indebtedness and one-third of rental expense (the portion deemed representative of the interest factor). Due to our net loss in 2004 and 2003, this ratio was less than 1:1. Additional earnings of $3.7 million and $7.5 million in 2004 and 2003, respectively, would have been required to achieve a ratio of 1:1.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and our consolidated financial statements and related notes and the other financial information appearing elsewhere in this report.

          Management’s Discussion and Analysis of Financial Condition and Results of Operations is separated into the following sections:

•	Executive Overview.

•	Restatement of Previously Issued Financial Statements.

•	Recent Developments and Highlights.

•	Business Outlook.

•	Liquidity and Capital Resources.

•	Results of Operations.

•	Recent Accounting Pronouncements.

•	Critical Accounting Policies and Estimates.

•	Information about Forward-Looking Statements.

•	Product Liability.

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

          We evaluate our business primarily on Adjusted EBITDA (as defined in Note 23 to our audited consolidated financial statements included in this report, to which we refer you) results from two core segments, firearms and ammunition, with support from our other operating segments, primarily Accessories and Clay Targets. As part of this evaluation, we focus on managing inventory and payables through, among other things, production management and expense control. These segments allow us to focus our strategies and initiatives on growth opportunities primarily focused on the hunting and shooting sports marketplace.

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

Restatement of Previously Issued Financial Statements

          We have restated our previously issued financial statements for the years ended December 31, 2004, 2003, and 2002 on Form 10-K/A to reflect the correction of a methodological error related to our reserve for potential healthcare claims. On July 15, 2005 through discussions by management and the audit committee, we determined that an error existed in the calculation of our health care accrual included in previously issued financial statements. The error resulted from the use of inaccurate data and methodologies in calculating the healthcare accrual. All amounts referenced in this Annual Report for 2004 reflect relevant amounts on a restated basis. We are concurrently amending our Quarterly Report on Forms 10-Q for the periods ended March 31, 2005, September 30, 2004, and June 30, 2004. We are not amending our Annual Reports on Form 10-K for any years prior hereto. See Note 3 to the accompanying audited consolidated financial statements for additional information.

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

Business Outlook

General Economy

          The general economic environment is uncertain, as a result of mixed levels of consumer spending, low levels of wage growth, inflationary pressures from higher energy and fuel costs, and an uncertain geopolitical environment; with the resulting negative impact on consumer confidence. We also note that since the beginning of 2004, the Federal Reserve has adopted a monetary policy that includes raising the short term rate of interest. Management notes that a rising interest rate environment could have a potentially adverse impact on consumer spending. Our business is also affected by the general environment of rising commodity prices such as lead, zinc, and steel that have been experienced since the beginning of 2004. Specifically, the spot prices for lead and copper, which we primarily hedge through commodity contracts, increased by approximately 34% and 38%, respectively, for the period from December 31, 2003 to December 31, 2004. See “Quantitative and Qualitative Disclosures About Market Risk.” The volatile nature of the current economic and geopolitical environment makes it difficult to forecast whether any of these trends will continue, and we can provide no assurance that these trends will not continue.

Industry

          The consumer products environment appears to be uncertain based upon the previously mentioned mixed consumer spending, low levels of wage growth, inflationary pressures from higher energy costs, and a trend of lower than expected same-store retail sales growth. Further, management notes that the retail and consumer products industries in which we participate (mainly, firearms and ammunition) continue to experience two specific trends - market polarization and condensed seasonality. The market polarization appears to primarily be a function of demand from higher end retailers and consumers being relatively inelastic with respect to weaker economic conditions while lower end retailers and consumers are generally selling and buying, respectively, opening price point products. The condensed seasonality appears to primarily be a function of a pronounced customer effort to aggressively manage inventory turns. Management believes that such conditions have caused customers (dealers, chains and wholesalers) to defer purchases of our products and to utilize lower inventory levels than during prior periods.

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

Credit Facility

          On February 8, 2005, in connection with the passage of the one year requirement to invest in productive assets, we entered into a fourth amendment under the Credit Facility primarily to permanently reduce our commitments under the Credit Agreement from $125.0 million to $101.0 million and to amend the availability requirements. See Note 13 to the accompanying audited financial statements for additional details regarding the fourth amendment. As a result of the reduction in borrowing capacity, and in accordance with Emerging Issues Task Force No. 98-14 (“EITF 98-14”), the Company reduced its debt acquisition costs by $0.5 million upon signing of the fourth amendment to the Credit Facility in February 2005, the expense for which will be recorded in the Other Expense line item on the Company’s Statement of Operations.

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

Cash Flows and Working Capital

          Net cash used in operating activities was $11.8 million and $7.3 million for the fiscal years ended December 31, 2004 and 2003, respectively. The $4.5 million increase in cash used in operating activities for the twelve months ended December 31, 2004 compared to the same period ended December 31, 2003 resulted primarily from higher levels of accounts receivable and inventory, offset by changes in deferred taxes, higher accrued liabilities and retiree benefits. The sale of the fishing line business also affected net cash used in operating activities. Specifically, the reasons associated with these changes are summarized as follows:

•	Inventory increased by $6.9 million over the twelve months ended December 31, 2004 compared to an increase of $0.1 million over the twelve months ended December 31, 2003. The increase in inventory over prior year is primarily related to higher production costs in the current year, new product offerings in 2004 (primarily Spartan Gunworks), as well as a plant shutdown in the prior year.

•	Accounts Receivable increased by $14.1 million over the twelve months ended December 31, 2004 compared to an increase of $8.5 million over the twelve months ended December 31, 2003, primarily due to higher sales in the third and fourth quarters of 2004 as compared to the prior year periods.

•	Deferred tax liabilities increased by $18.4 million over the twelve months ended December 31, 2004 compared to a decrease of $1.0 million over the twelve months ended December 31, 2003, primarily due to recording a valuation allowance of approximately $15.5 million.

•	Other accrued and long-term liabilities increased by $1.7 million in the twelve months ended December 31, 2004 compared to a decrease of $1.8 million in the twelve months ended December 31, 2003, primarily as a result of timing of excise taxes payments and higher pension liabilities for the year ended December 31, 2004, combined with the payment of the incentive compensation and transaction fee accruals during the year ended December 31, 2003.

•	The provision for retiree benefits increased primarily due to higher pension and postretirement benefit expense as compared to required cash contributions during 2004 as compared to 2003. See Note 12 to the accompanying audited financial statements for an understanding of our benefit plan obligations.

•	The sale of the fishing line business on February 9, 2004 resulted in an increase in net income due to a gain (net of taxes) on the sale of $13.6 million. This adjustment, in combination with other adjustments for accruals and taxes associated with the sale are included in other accrued and long-term liabilities and income taxes payable. The amount of the cash proceeds from the sale was included in investing activities as indicated below.

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

          We support service and repair facilities for all of our firearm products in order to meet the service needs of our distributors, customers and consumers nationwide. We provide consumer warranties against manufacturing defects in all firearm products we sell in North America, with the exception of the Spartan Gunworks product line which is warranted by its third party vendor. Estimated future warranty costs are accrued at the time of sale. Product modifications or corrections are voluntary steps taken by us to assure proper usage or performance of a product by consumers. The cost associated with product modifications and or corrections are recognized in accordance with SFAS No. 5, Accounting for Contingencies, and charged to operations. The cost of these programs is not expected to have a material adverse impact on our operations, liquidity or capital resources.

          The following represents our contractual obligations and other commercial commitments as of December 31, 2004:

	Payments Due by Period
	Total Amounts Committed	Less Than Year	1-3 Years	4-5 Years	Over 5 Years
	(dollars in millions)
Contractual Obligations:
10½% Senior Notes due 2011	$200.0	$-	$-	$-	$200.0
Expected interest payments associated with the Senior Notes due 2011	127.4	21.0	42.0	42.0	22.4
Required pension contributions	7.1	7.1	—	—	—
Working Capital Facility Borrowings	1.8	—	—	1.8	—
Due to RACI Holding, Inc.	0.9	—	—	0.2	0.7
Capital Lease Obligations	0.8	0.6	0.2	—	—
Operating Lease Obligations	7.8	1.5	2.7	2.4	1.2
Other Long-term and Purchase Obligations	16.5	10.4	5.7	0.4	—

Total Contractual Cash Obligations	$362.3	$40.6	$50.6	$46.8	$224.3

Other Commercial Commitments:
Standby Letters of Credit	$4.9	$4.9	$—	$—	$—

Total Commercial Commitments	$4.9	$4.9	$—	$—	$—

Results of Operations

          The following table shows, for the periods indicated, the percentage relationships to net sales of selected financial data. Our management’s discussion and analysis of our results of operations compares results for the year ended December 31, 2004 to the year ended December 31, 2003 and the year ended December 31, 2003 to the year ended December 31, 2002.

	As Restated Year Ended December 31,
	2002	2003	2004
Net Sales	100.0%	100.0%	100.0%
Cost of Goods Sold	71.0	75.0	77.0
Gross Profit	29.0	25.0	23.0
Operating Expenses	18.0	21.0	18.0
Operating Profit	11.0	4.0	5.0
Net Income/(Loss) from Continuing Operations	5.0	(1.0)	(4.0)

Year Ended December 31, 2004 (Restated) as Compared to Year Ended December 31, 2003 (Restated)

          Net Sales. The following table compares net sales by reporting segment for each of the years ended December 31, 2004 and 2003:

			Twelve months ended December 31, (Dollars in Millions)
	2004	Percent Of Total	2003	Percent Of Total	$ Increase/ (Decrease)	% Increase/ (Decrease)
Net Sales
Firearms	$193.4	49.2%	$181.3	50.3%	$12.1	6.7%
Ammunition	176.1	44.8	157.1	43.5	19.0	10.8
All Other	23.5	6.0	22.3	6.2	1.2	5.4

Consolidated	$393.0	100%	$360.7	100%	$32.3	8.2%

          Firearms

          Management believes that the increase in net sales of $12.1 million for the year ended December 31, 2004 over the prior-year period resulted from:

•	higher sales volumes of existing shotguns and higher margin rifles; and

•	shipments of our opening price point shotguns; partially offset by

•	price loss of $0.8 million related primarily to the sale of discontinued product.

          Ammunition

          Management believes the increase in net sales of $19.0 million for the year ended December 31, 2004 over the prior-year period is due primarily to:

•	higher sales volumes of shotshell ammunition and lower margin centerfire ammunition; as well as

•	higher sales volumes of higher margin centerfire rifle ammunition; partially offset by

•	price loss of $0.8 million associated primarily with the sale of discontinued product, higher volume rebates and higher volumes of product sold on terms.

          All Other (including Accessories, Clay Targets, Powdered Metal Products, and Technology Products)

          Management believes the increase in net sales of $1.2 million for the year ended December 31, 2004 over the prior-year period, predominantly in the Accessories line of business, of $1.1 million, is due primarily to:

•	higher sales of knives, and new products in the cleaning product and shooting glasses categories; partially offset by

•	lower sales of gun safes.

          Cost of Goods Sold. The table below depicts the cost of goods sold by reporting segment for the years ended December 31, 2004 and 2003:

			Twelve months ended December 31, (Dollars in Millions)
	2004	Percent Of Total	2003	Percent Of Total	$ Increase/ (Decrease)	% Increase/ (Decrease)
Cost of Goods Sold
Firearms	$144.0	74.5%	$133.2	73.4%	$10.8	8.0%
Ammunition	141.0	80.1	120.0	76.4	21.0	17.6
All Other	17.5	74.2	17.0	76.2	0.5	2.9

Consolidated	$302.5	77.0%	$270.2	74.9%	$32.3	12.0%

          Firearms

          Management believes the increase of $10.8 million for the year ended December 31, 2004 over the prior-year period is due primarily to:

•	higher sales volumes of existing shotguns, higher margin rifles, and new opening price point shotguns;

•	higher pension and post retirement employee benefits expenses; and

•	price loss of $0.8 million as explained in “Net Sales” above; partially offset by

•	lower manufacturing variances as compared to the prior year period primarily due to the impact of the Ilion plant shutdown at the end of 2003 ($2.8 million of period expenses in 2003; compounded by fewer variances rolled out in early 2004 as compared to the first half of 2003)

          Ammunition

          Management believes the increase of $21.0 million for the year ended December 31, 2004 over the prior-year period is due primarily to:

•	higher sales of lower margin ammunition, mainly shotshell and certain centerfire categories of ammunition;

•	price loss of $0.8 million as explained in “Net Sales” above;

•	higher pension and post retirement employee benefits expenses; and

•	higher levels of unfavorable manufacturing variances recognized resulting primarily from higher than expected commodity costs; partially offset by

•	realized gains from settlement of our copper and lead option contracts.

          All Other (including Accessories, Clay Targets, Powdered Metal Products and Technology Products)

          Management believes the increase of $0.5 million for the year ended December 31, 2004 over the prior-year period, predominantly in the Accessories business, which increased $0.8 million, is due primarily to:

•	higher sales volumes of knives; combined with

•	sales of new products in 2004 (primarily shooting glasses and cleaning products) and their related rollout of costs; partially offset by

•	lower overall sales volumes of gun safes and black powder accessories products.

          Operating Expenses. Operating expenses consist of selling, general and administrative expense, research and development expense and other expense.

	Twelve months ended December 31, (Dollars in Millions) As Restated
	2004	2003	$ Increase/ (Decrease)	% Increase/ (Decrease)
Operating Expenses
SG&A	$65.1	$64.2	$0.9	1.4%
R&D	6.1	6.1	—	—
Other	(1.6)	4.7	(6.3)	(134.	0)

Consolidated	$69.6	$75.0	($5.4)	(7.2)%

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

          Taxes. Our effective tax rate relating to continuing operations is (39.5%), excluding the impact of recording the valuation allowance, which increased the rate to 378.5%, for the year ended December 31, 2004. The change to 378.5% from (39.5%) for the same period in 2003 is primarily attributable to the valuation allowance established on deferred tax assets referred to below. We have utilized a 42% effective tax rate in calculating the net gain on the sale of certain assets in the fishing line business. This rate differs from the continuing operations rate primarily due to permanent differences related to goodwill associated with the fishline business.

          We are currently subject to ongoing audits by various state tax authorities. Depending on the outcome of these audits, we may be required to pay additional taxes. However, we do not believe that any additional taxes and related interest or penalties would have a material impact on Remington’s financial position, results of operations, or cash flows. We have reserved amounts which we believe will be sufficient for any adverse outcome. The timing of any such payment is uncertain.

          As of December 31, 2004, a valuation allowance of approximately $15.5 million has been established against deferred tax assets as a charge against earnings in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Realization of the deferred tax assets is largely dependent upon future profitable operations, if any, and the reversals of existing taxable temporary differences. As a result of pre-tax losses from continuing operations and future taxable income expected to arise primarily from the reversal of and creation of temporary differences for the foreseeable future, we determined that in accordance with SFAS No. 109, it is not appropriate to continue to recognize these deferred tax assets. Although there can be no assurance that such events will occur, the valuation allowance may be reversed in future periods to the extent that the related deferred income tax assets no longer require a valuation allowance under the provisions of SFAS No. 109.

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

          The following represents a summary of key components of income from discontinued operations:

Discontinued Operations:	December 31, 2004	December 31, 2003	December 31, 2002
Net Sales	$ 1.9	$ 16.4	$ 19.1
Pre-tax operating results	0.2	4.1	6.6
Interest Expense Allocation	0.1	1.8	1.8
Income from operations, after tax	—	1.4	2.9

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

Year Ended December 31, 2003 (Restated) as Compared to Year Ended December 31, 2002 (Restated)

          Net Sales. The following table compares sales by reporting segment for each of the years ended December 31, 2003 and 2002:

			Twelve months ended December 31, (Dollars in Millions)
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

			Twelve months ended December 31, (Dollars in Millions)
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

          Operating Expenses. Operating expenses consist of selling, general and administrative expense, research and development expense and other expense.

	Twelve months ended December 31, (Dollars in Millions) As Restated
	2003	2002	$ Increase/ (Decrease)	% Increase/ (Decrease)
Operating Expenses
SG&A	$61.8	$61.4	$0.4	0.7%
R&D	6.1	6.1	—	—
Other	7.1	2.7	4.4	163.0

Consolidated	$75.0	$70.2	$4.8	6.8%

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

          Taxes. The Company’s effective tax rate is (39.5%). The Company has finalized its examination by the Internal Revenue Service for tax years 2000 and 2001 and the outcome of the examination did not have a significant impact on the financial position, results of operations or cash flows of the Company.

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

          In November 2004, the FASB issued Financial Staff Position (FSP) SFAS No. 109-1 “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 requires that any tax deductions received from the Jobs Act associated with “qualified production activities income” should be treated as a special deduction in the Company’s SFAS 109 calculation. The Jobs Act and its related deductions are not effective for the Company until fiscal 2005. We have adopted FSP 109-1 as of December 31, 2004.

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

          Property, Plant and Equipment. Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated lives of the assets. The estimated useful lives are principally 20 to 40 years for buildings and improvements, and 5 to 15 years for machinery and equipment. In accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), management assesses property, plant and equipment for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, management projects undiscounted future cash flows resulting from the use of the asset over the remaining life of the asset. If these projected cash flows are less than the carrying amount of the asset, an impairment loss is recognized, resulting in a write-down of property, plant and equipment with a corresponding charge to operating income. Any impairment loss is measured based upon the difference between the carrying amount of the asset and the present value of future cash flows. The Company uses a discount rate equal to its average cost of funds to discount the expected future cash flows.

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

          Goodwill, Goodwill Impairment, Intangible Assets and Debt Issuance Costs. Prior to January 1, 2002, intangibles, consisting primarily of goodwill, trade names and trademarks, were amortized on a straight-line basis over their estimated useful lives of 40 years. The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) on January 1, 2002 and has accounted for its goodwill, intangible assets, and debt issuances costs pursuant to SFAS 142 since that time. Accordingly, management assesses goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, management projects undiscounted future cash flows resulting from the use of the asset associated with the identified reporting unit. If these projected cash flows are less than the carrying amount of the goodwill, an impairment loss is recognized, resulting in a write-down of goodwill with a corresponding charge to operating income. The impairment loss is measured based upon the difference between the carrying amount of the goodwill and the present value of future cash flows. The Company uses a discount rate equal to its average cost of funds to discount the expected future cash flows. Debt issuance costs are amortized over the life of the related debt or amendment.

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

          Employee Benefit Plans. We have defined benefit plans that cover a significant portion of our salaried and hourly paid employees. For the year ended December 31, 2004, we had $12.0 million of net pension benefit expense derived from our defined benefit plans. We derive pension benefit expense from an actuarial calculation based on the defined benefit plans’ provisions and management’s assumptions regarding discount rate, rate of increase in compensation levels and expected long-term rate of return on assets. Management determines the expected long-term rate of return on plan assets based upon historical actual asset returns and the expectations of asset returns over the expected period to fund participant benefits based on the current investment mix of our plans. We note that in 2004 we had returns on Plan assets of approximately 8% as compared to an assumption of 8%. Management sets the discount rate based on the yield of high quality fixed income investments expected to be available in the future when cash flows are paid. The rate of increase in compensation levels is established based on management’s expectations of current and foreseeable future increases in compensation. In addition, management also consults with independent actuaries in determining these assumptions. At year end December 31, 2004, we had an additional minimum liability with respect to our defined benefit plans. See Note 12 for more information on our employee benefit plans.

          Self-Insurance. We are self-insured for elements of our employee benefit plans including, among others, medical, workers’ compensation and elements of our property and liability insurance programs, but limit our liability through stop-loss insurance and annual plan maximum coverage limits. Self-insurance liabilities are based on claims filed and estimates for claims incurred but not yet reported.

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

          Unconsolidated Joint Venture. Our unconsolidated joint venture is accounted for under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”). Equity method accounting was determined based upon the provisions of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51 (“FIN 46R”), as the joint venture is a variable interest entity for which the Company was not the primary beneficiary. Accordingly, the Company recognizes an investment on its statement of financial position at the carrying value of the Company’s cumulative cash contributions to the joint venture, adjusted for the Company’s cumulative equity in earnings (loss) (recorded in the “Other Noncurrent Assets” line), and the Company’s 50% share of the joint venture’s equity in earnings (loss), or operating results, are recorded net of tax in the statement of operations (recorded in the “Equity in Earnings (Loss) from Unconsolidated Joint Venture, net of tax” line).

Information Concerning Forward-Looking Statements

          The statements contained in this report (other than our consolidated financial statements and other statements of historical fact) are forward-looking statements, including, without limitation (i) the statement in “Business—Market Trends” that we believe that hunting safety issues may affect sales of firearms, ammunition and other shooting-related products; (ii) the statement in “Business--Regulation” that we believe that the current trend, or the consumer perception thereof, toward firearms regulatory proposals and municipal handgun litigation could adversely affect the firearms and ammunition market; (iii) the statement in “Business—Supply of Raw Materials” that we believe we have a good relationship with our vendors and do not currently anticipate material shortages or disruptions in supply from these vendors; (iv) the statement in “Business-- Supply of Raw Materials” that we believe we have a good relationship with our stamped parts supplier and do not currently anticipate any material shortages or disruption in supply of these stamped parts; (v) the statement in “Business--Environmental Matters” concerning our belief that current environmental regulations or the outcome of any governmental proceedings and orders pertaining to environmental compliance will not have a material adverse effect on our business; (vi) other statements as to management’s or our expectations and beliefs presented in “Business;” (vii) the statement in “—Recent Developments and highlights” that current and continuing trends are not expected to have a material adverse effect upon our financial condition or results of operations, (viii) the statement in “--Liquidity and Capital Resources--Capital Expenditures” that we anticipate year 2005 capital expenditures of $9.0 million to $11.0 million; (ix) the statements in “--Liquidity and Capital Resources--Overview” concerning our belief that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the Working Capital Facility and; (x) the statements in “--Product Liability” concerning (a) our belief that product liability cases and claims involving occurrences arising prior to the Acquisition are not likely to have a material adverse effect upon our financial condition or results or operations, (b) our belief that the outcome of all pending product liability cases and claims will not have a material adverse effect upon our financial condition or result of operations and (c) management’s estimates concerning our claims relating to occurrences arising during 2004, 2003 and 2002 and the time period during which the amount of our self insured retention will be paid out; (xi) the statement in “Quantitative and Qualitative Disclosures About Market Risk” that we believe that a significant changes in commodity pricing could have a material adverse impact on our consolidated financial position, results of operations, future earnings, fair value or cash flows (xii) other statements as to management’s or our expectations and beliefs presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” (xiii) the statements in “Legal Proceedings” concerning (a) our belief that its current product liability insurance coverage for personal injury and property damage is adequate for its needs, (b) our belief that although we anticipate that we will continue to be involved in product liability cases and claims in the future, the outcome of all pending product liability cases and claims will not be likely to have a material adverse effect upon our financial conditions or results of operations and (c) our anticipation that we, as well as other manufacturers of firearm or ammunition products, will continue to be involved in product liability cases and claims in the future and (xiv) other statements as to management’s or our expectations and beliefs presented in “Legal Proceedings.”

          Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects upon us. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on us will be those anticipated by management. The following important factors, and those important factors described elsewhere in this report (including, without limitation, those discussed in “Business--Firearms”, “--Ammunition”, “--Marketing and Distribution,” “--Patents and Trademarks” and “--Environmental Matters” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview,” “--Taxes,” “--Liquidity and Capital Resources,” “--Product Liability,” and “Legal Proceedings”), or in our other Securities and Exchange Commission filings, could affect (and in some cases have affected) our actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

•	Our ability to meet our debt service and other obligations will depend in significant part on customers purchasing our products during the fall hunting season. Notwithstanding our cost containment initiatives and continuing management of costs, a decrease in demand during the fall hunting season for our higher priced, higher margin products would require us to further reduce costs or increase our reliance on borrowings under the Credit Facility to fund operations. No assurance can be given that we would be able to reduce costs or increase our borrowings sufficiently to adjust to such a reduction in demand.

•	Because of the nature of our products, we anticipate that we will continue to be involved in product liability litigation in the future. Our ability to meet our product liability obligations will depend (among other things) upon the availability of insurance, the adequacy of our accruals, the Seller’s ability to satisfy their obligations to indemnify us against certain product liability cases and claims and Seller’s agreement to be responsible for certain post-Acquisition shotgun related costs.

•	We face significant competition. Our competitors vary according to product line. Certain of these competitors are subsidiaries of large corporations with substantially greater financial resources than us. There can be no assurance that we will continue to compete effectively with all of our present competition, and our ability to so compete could be adversely affected by its leveraged condition.

•	Sales made to Wal-Mart Stores, Inc. (“Wal-Mart”) accounted for approximately 16% of our total net revenues in 2004 and 8% of the accounts receivable balance as of December 31, 2004. Our sales to Wal-Mart are not governed by a written contract between the parties. In the event that Wal-Mart were to significantly reduce or terminate its purchases of firearms and/or ammunition from us, our financial condition or results of operations could be adversely affected.

•	We utilize numerous raw materials, including steel, lead, brass, plastics and wood, as well as manufactured parts, which are purchased from one or a few suppliers. Any disruption in our relationship with these suppliers could increase the cost of operations.

•	The purchase of firearms is subject to federal, state and local governmental regulation. Regulatory proposals, even if never enacted, may affect firearms or ammunition sales as a result of consumer perceptions. While we do not believe that existing federal and state legislation relating to the regulation of firearms and ammunition has had a material adverse effect on our sales from 2002 through 2004, no assurance can be given that more restrictive regulations, if proposed or enacted, will not have a material adverse effect on us in the future.

•	As a manufacturer of firearms, we have been named as a defendant in certain lawsuits brought by municipalities or organizations challenging manufacturers’ distribution practices and alleging that the defendants have also failed to include a variety of safety devices in their firearms. Our insurance coverage regarding such claims may be limited. In the event that additional such lawsuits were filed, or if certain legal theories advanced by plaintiffs were to be generally accepted by the courts, our financial condition and results of operations could be adversely affected.

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

          Since December 1, 1993, we have maintained insurance coverage for product liability claims for personal injury or property damage relating to occurrences after the Acquisition, subject to certain self-insured retentions on a per-occurrence basis. The current insurance policy extends through November 30, 2005. Certain of our current excess insurance coverage expressly excludes actions brought by municipalities as described in “Business--Legal Proceedings”. We paid $2.8 million, $3.2 million, and $4.4 million in legal fees and settlements in connection with product liability cases and claims in the years ended December 31, 2004, 2003 and 2002, respectively, excluding insurance costs. At December 31, 2004, our accrual for product liability cases and claims was $13.4 million. The amount of our accrual for product liability cases and claims is based upon estimates developed as follows. We establish reserves for anticipated defense and disposition costs to us of those pending cases and claims for which we are financially responsible. Based on those estimates and an actuarial analysis of actual defense and disposition costs incurred by us with respect to product liability cases and claims in recent years, we determine the estimated defense and disposition costs for unasserted product liability cases and claims. We combine the estimated defense and disposition costs for both pending and unasserted cases and claims to determine the amount of our accrual for product liability cases and claims. It is reasonably possible that future claims experience could result in further increases or decreases in the reporting period in which such information becomes available. We believe that our accruals for losses relating to such cases and claims are adequate. Our accruals for losses relating to product liability cases and claims include accruals for all probable losses the amount of which can be reasonably estimated. Based on the relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, our accruals for the uninsured costs of such cases and claims and the Sellers’ agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as well as the type of firearms products that we make), we do not believe with respect to product liability cases and claims that any reasonably possible loss exceeding amounts already recognized through our accruals has been incurred.

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

In our opinion, the consolidated financial statements listed in the index appearing in Item 15 (a) (1) present fairly, in all material respects, the financial position of Remington Arms Company, Inc. and its subsidiaries at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing in Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company has restated its previously issued financial statements for the years ended December 31, 2004, 2003, and 2002.

As discussed in Note 9 to the consolidated financial statements, the Company changed its accounting policy for goodwill amortization in 2002.

/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina
March 11, 2005, except for Note 3, for which the date is July 28, 2005

Remington Arms Company, Inc.
Consolidated Balance Sheets
(Dollars in Millions, Except Per Share Data)

	Restated	Restated
	December 31, 2004	December 31, 2003
ASSETS
Current Assets
Cash and Cash Equivalents	$0.4	$0.4
Accounts Receivable Trade - net	81.2	67.1
Inventories - net	92.6	85.7
Supplies	7.2	6.7
Prepaid Expenses and Other Current Assets	9.1	6.8
Deferred Tax Assets	—	14.6

Total Current Assets	190.5	181.3

Property, Plant and Equipment - net	75.3	75.8
Goodwill and Intangibles	62.7	62.7
Debt Issuance Costs - net	8.7	10.6
Other Noncurrent Assets	14.4	14.3
Assets Held for Sale	—	18.0

Total Assets	$351.6	$362.7

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts Payable	$24.5	$20.1
Book Overdraft	10.0	6.7
Current Portion of Long-Term Debt	0.6	0.5
Current Portion of Product Liability	2.2	2.4
Income Taxes Payable	0.8	2.5
Deferred Tax Liabilities	1.5	—
Other Accrued Liabilities	35.0	29.7

Total Current Liabilities	74.6	61.9

Long-Term Debt, net of Current Portion	202.9	230.0
Retiree Benefits	47.1	43.1
Product Liability, net of Current Portion	11.2	12.8
Deferred Tax Liabilities	4.2	1.9
Other Long-Term Liabilities	1.7	1.2

Total Liabilities	341.7	350.9

Commitments and Contingencies

Shareholder’s Equity
Total Shareholder’s Equity	9.9	11.8

Total Liabilities and Shareholder’s Equity	$351.6	$362.7

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statements of Operations
(Dollars in Millions)

	Year Ended December 31,
	Restated 2004	Restated 2003	Restated 2002

Net Sales	$393.0	$360.7	$383.9

Cost of Goods Sold	302.5	270.2	273.1

Gross Profit	90.5	90.5	110.8

Selling, General and Administrative Expenses	65.1	64.2	64.3

Research and Development Expenses	6.1	6.1	6.1

Other Income	(1.6)	(2.0)	(0.2)

Other Unusual Charges	—	6.7	—

Operating Profit	20.9	15.5	40.6

Interest Expense	24.6	23.0	10.5

Income (Loss) from Continuing Operations before Income
Taxes, Equity in (Earnings) Losses from Unconsolidated
Joint Venture and Sale of Assets	(3.7)	(7.5)	30.1

Income Tax Expense (Benefit)	14.0	(2.9)	11.8

Equity in (Earnings) Losses from Unconsolidated Joint Venture,
net of tax	—	—	—

Net (Loss) Income from Continuing Operations before
change in Accounting Principle	(17.7)	(4.6)	18.3
Income from Discontinued Operations, net of tax expense of
$0.1, $0.9 and $1.9, respectively	—	1.4	2.9

Gain on Sale of Assets, net of tax expense of $9.8	13.6	—	—

Net Income (Loss) before change in Accounting Principle	(4.1)	(3.2)	21.2

Cumulative effect of change in Accounting Principle, net of $1.0
tax benefit	—	—	(1.4)

Net Income (Loss)	$(4.1)	$(3.2)	$19.8

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statements of Cash Flows
(Dollars in Millions)

	Year-To-Date December 31,
	Restated 2004	Restated 2003	Restated 2002
Operating Activities
Net Income (Loss)	$(4.1)	$(3.2)	$19.8
Adjustments to reconcile Net Income (Loss) to Net Cash
(used in) provided by Operating Activities:
Depreciation and Amortization of Deferred Financing Costs	11.1	11.3	11.9
Gain on Sale of Assets Held for Sale	(23.4)	—	—
Provision for Retiree Benefits	7.1	0.9	1.8
Provision (Benefit) for Deferred Income Taxes, net	18.4	(1.0)	1.4
Other Non-cash charges	0.3	2.0	1.6
Changes in Operating Assets and Liabilities:
Accounts Receivable Trade - net	(14.1)	(8.5)	(13.1)
Inventories	(6.9)	(0.1)	(7.0)
Supplies	(0.5)	(0.4)	(0.3)
Prepaid Expenses and Other Current Assets	(2.3)	(4.4)	(0.4)
Other Noncurrent Assets	(0.1)	(4.4)	(2.6)
Accounts Payable	4.4	0.2	(1.3)
Product Liabilities	(1.8)	3.3	(4.1)
Income Taxes Payable	(1.7)	0.3	0.4
Other Accrued and Long-Term Liabilities	1.7	(1.8)	12.5

Net Cash (used in) provided by Operating Activities	(11.9)	(5.8)	20.6
Net Cash provided by (used in) Discontinued Operations	0.1	(1.5)	0.6

Net Cash (used in) provided by Operating Activities	(11.8)	(7.3)	21.2

Investing Activities
Proceeds from Sale of Assets, net of Transaction costs of $1.2	42.8	—	—
Purchase of Property, Plant and Equipment	(7.8)	(6.8)	(6.9)
Proceeds from Sale of Property, Plant and Equipment	0.4	—	—
Cash Contribution to Unconsolidated Joint Venture	(0.3)	—	—

Net Cash provided by (used in) Investing Activities	35.1	(6.8)	(6.9)
Net Cash used in Discontinued Operations	—	(0.1)	(0.1)

Net Cash provided by (used in) Investing Activities	35.1	(6.9)	(7.0)

Financing Activities
Proceeds from Revolving Credit Facility	142.8	189.9	183.6
Payments on Revolving Credit Facility	(169.3)	(172.6)	(197.6)
Cash Dividends Paid	(2.2)	(103.3)	(15.1)
Proceeds from Issuance of Long-Term Debt	—	200.0	—
Principal Payments on Long-Term Debt	(0.5)	(87.8)	(1.1)
Capital Contributions from RACI Holding, Inc.	3.2	4.5	—
Amount Paid on Behalf of RACI Holding, Inc.	(0.6)	—	—
Proceeds from Borrowings on Short-Term Debt	6.9	6.7	6.0
Principal Payments on Short-Term Debt	(6.9)	(6.7)	(6.0)
Change in Book Overdraft	3.3	(4.1)	3.0
Debt Issuance Costs	—	(12.4)	—

Net Cash (used in) provided by Financing Activities	(23.3)	14.2	(27.2)

Decrease in Cash and Cash Equivalents	0.0	0.0	(13.0)
Cash and Cash Equivalents at Beginning of Period	0.4	0.4	13.4

Cash and Cash Equivalents at End of Period	$0.4	$0.4	$0.4

Supplemental Cash Flow Information:
Cash Paid During the Year for:
Interest	$22.8	$21.9	$11.6
Income Taxes	$5.6	$1.8	$8.5
Noncash Financing and Investing Activities:
Vendor Financed Fixed Assets Capitalized	$0.4	$—	$—
Change in Capital Expenditures Capitalized	$1.3	$—	$0.5
Issuance of Deferred Shares in Lieu of Bonus	$—	$0.3	$—
Payment Made to Vendors on Behalf of RACI Holding, Inc.	$—	$1.0	$—
Capital Lease Obligations Incurred	$—	$0.1	$0.9
Conversion of Parent Company Note to equity	$3.2	$4.8	$7.6

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statement of Shareholder’s Equity (Accumulated Deficit) and Comprehensive Income (Loss)
(Dollars in Millions)

	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Restated Retained Earnings (Accumulated Deficit)	Restated Total Shareholder’s Equity
Balance, December 31, 2001 - As Reported	$75.0	$(0.2)	$28.8	$103.6

Restatement (Note 3)	—	—	(0.4)	(0.4)

Balance, January 1, 2002, as Restated	$75.0	$(0.2)	$28.4	$103.2

Comprehensive Income:
Net Income (Restated)	—	—	19.8	19.8
Other comprehensive income:
Minimum pension liability, net of tax effect of ($2.4)	—	(3.8)	—	(3.8)
Net derivative losses, net of tax effect of ($0.2)	—	(0.3)	—	(0.3)
Net derivative losses, reclassified as
earnings, net of tax effect of $0.1	—	0.2	—	0.2

Total Comprehensive Income	—	(3.9)	19.8	15.9

Cash Dividends Paid	—	—	(15.1)	(15.1)
Contributions from RACI Holding, Inc.	7.6	—	—	7.6

Balance, December 31, 2002	82.6	(4.1)	33.1	111.6

Comprehensive Loss:
Net Loss (Restated)	—	—	(3.2)	(3.2)
Other comprehensive income:
Minimum pension liability, net of tax effect of $0.7	—	1.2	—	1.2
Net derivative gains, net of tax effect of $0.9	—	1.4	—	1.4
Net derivative losses, reclassified as
earnings, net of tax effect of $0.2	—	0.3	—	0.3

Total Comprehensive Loss	—	2.9	(3.2)	(0.3)

Contributions from RACI Holding, Inc.	4.8	—	—	4.8
Payment made to vendors on behalf of RACI
Holding, Inc.	(1.0)	—	—	(1.0)
Cash Dividends Paid	—	—	(103.3)	(103.3)

Balance, December 31, 2003	86.4	(1.2)	(73.4)	11.8

Comprehensive Income:
Net Loss (Restated)	—	—	(4.1)	(4.1)
Other comprehensive income:
Minimum pension liability, net of tax effect of $0.6	—	0.9	—	0.9
Net derivative gains, net of tax effect of $2.1	—	3.4	—	3.4
Net derivative gains reclassified
as earnings, net of tax effect of ($1.5)	—	(2.5)	—	(2.5)

Total Comprehensive Loss	—	1.8	(4.1)	(2.3)

Cash Dividends Paid	—	—	(2.2)	(2.2)
Contributions from RACI Holding, Inc.	3.2	—	—	3.2
Amount Paid on Behalf of
RACI Holding, Inc.	(0.6)	—	—	(0.6)

Balance, December 31, 2004	$89.0	$0.6	$(79.7)	$9.9

The accompanying notes are an integral part of these consolidated financial statements.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

Note 1—Basis of Presentation

          The accompanying consolidated financial statements of Remington Arms Company, Inc. (“Remington”) include the accounts of its wholly owned subsidiaries, RA Brands, L.L.C. (“RA Brands”) and RA Factors, Inc. (together with Remington, the “Company”), as well as reflecting the impact of the Company’s unconsolidated 50% joint venture interest in Remington ELSAG Law Enforcement Systems, LLC (“RELES”). All significant intercompany accounts and transactions have been eliminated. The accounts of the Company’s parent, RACI Holding, Inc. (“Holding”), which owns 100% of the issued and outstanding common stock of Remington, are not presented herein. Significant transactions between the Company and Holding and the related balances are reflected in the consolidated financial statements and related disclosures.

          A revision to the classification of licensing income from selling, general, and administrative expense to other income was made to financial information from prior periods to conform with the current presentation format. The change in classification did not have a material impact on any previously reported financial condition, results of operations or cash flows of the Company (See Note 4, Advertising and Promotions, for amounts). In addition, as a result of the sale of specified assets of the fishing line business on February 9, 2004, the results of these operations have been included in discontinued operations and results from prior periods have been classified accordingly (See Note 3).

Note 2—Description of the Business

          The Company is engaged in the design, manufacture and sale of primarily sporting goods products for the hunting/shooting sports and related markets, as well as certain federal agency, law enforcement, and military products. The Company is also engaged in the business of selling surveillance technology products to the federal agency and law enforcement markets. In addition, the Company is partnered in a joint venture to sell advanced license plate reading technology products to state and local law enforcement agencies along with certain federal agencies. The Company’s product lines consist of firearms, ammunition, hunting/gun care accessories, clay targets, powdered metal products, and technology and security products sold under the Remington name and other labels.

Note 3—Restatement of previously issued financial statements

          The Company has restated its previously issued financial statements for the years ended December 31, 2004, 2003 and 2002 to reflect the correction of a methodological error related to its reserve for potential healthcare claims. The error resulted from the use of inaccurate data and methodologies in calculating the health care accrual.

          All amounts presented herein have been restated. The table below sets forth the effect of the adjustments for the years ended December 31, 2004, 2003 and 2002:

Restated Consolidated Balance Sheet and Consolidated Statement of Shareholder’s Equity and Comprehensive Income (Loss) Amounts

	2004		2003

	As Reported	As Restated	As Reported	As Restated

Deferred Tax Assets (current)	$0.0	$0.0	$14.2	$14.6

Total Current Assets	190.5	190.5	180.9	181.3

Other Accrued Liabilities	34.3	35.0	28.7	29.7

Total Current Liabilities	73.9	74.6	60.9	61.9

Accumulated Deficit	(79.0)	(79.7)	(72.8)	(73.4)

Total Shareholder’s Equity	10.6	9.9	12.4	11.8

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

Restated Consolidated Statement of Operations Amounts

	2004		2003		2002

	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated

Selling, General and Administrative Expenses	$65.3	$65.1	$64.3	$64.2	$63.9	$64.3

Operating Profit	20.7	20.9	15.4	15.5	41.0	40.6

Income (Loss) from Continuing Operations
before Income Taxes, Equity in (Earnings)
Losses from Unconsolidated Joint Venture
and Sale of Assets	(3.9)	(3.7)	(7.6)	(7.5)	30.5	30.1

Income Tax Expense (Benefit)	13.7	14.0	(3.0)	(2.9)	12.0	11.8

Net (Loss) Income from Continuing Operations
before change in Accounting Principle	(17.6)	(17.7)	(4.6)	(4.6)	18.5	18.3

Net Income (Loss) before change in
Accounting Principle	(4.0)	(4.1)	(3.2)	(3.2)	21.4	21.2

Net Income (Loss)	(4.0)	(4.1)	(3.2)	(3.2)	20.0	19.8

          For information on the effect of the restatement on interim periods in 2003 and 2004, see Note 25.

          The Company has not restated its consolidated financial statements for periods prior to 2002 because the error that arose in those periods was not material to any previously issued consolidated financial statements for such periods.

Restated Consolidated Statement of Cash Flows Amounts

	2004		2003		2002

	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated

Net Income (Loss)	($4.0)	($4.1)	($3.2)	($3.2)	$20.0	$19.8

Provision (Benefit) for Deferred Income Taxes,
net	18.0	18.4	(1.1)	(1.0)	1.6	1.4

Other Accrued and Long-Term Liabilities	2.0	1.7	(1.7)	(1.8)	12.1	12.5

Note 4—Discontinued Operations

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

          The purchase price paid to Remington and RA Brands for the assets sold was $44.0 in cash, $1.0 of which was placed into escrow as security for certain post-closing obligations to procure certain materials for the Purchasers. On May 12, 2004, the amount placed into escrow of $1.0 was paid to Remington by the Purchasers. The Company applied the $43.0 in cash proceeds to pay down the then outstanding balance under Remington’s senior secured revolving credit facility (the “Credit Facility”) on February 9, 2004, and the $1.0 in cash proceeds released from escrow were used to pay down Remington’s then outstanding Credit Facility balance on May 12, 2004. The assets sold had a net book value of approximately $17.9 and Remington retained net working capital of approximately $1.7. The gain that was recorded in 2004 on the sale of discontinued operations was approximately $13.6, net of income taxes. The gain of approximately $13.6 reflects the release of the $1.0 escrow amount and adjustments to the estimates of costs associated with the sale based on remaining obligations with respect to the sale as of December 31, 2004.

          Pursuant to the Stren Asset Purchase Agreement, Remington agreed not to compete with the Purchasers in the fishing line business for a period of five years, and also agreed to provide the Purchasers with certain transitional services and other services and rights relating to the sale of Remington’s fishing line business, which have been completed.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

          The following represents a summary of key components of income from discontinued operations:

Discontinued Operations:	December 31, 2004	December 31, 2003	December 31, 2002
Net Sales	$1.9	$16.4	$19.1
Pre-tax operating results	0.2	4.1	6.6
Interest expense allocation	0.1	1.8	1.8
Income from operations, after tax	—	1.4	2.9

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

Assets Held for Sale:	December 31, 2003
Inventories, net	$ 6.3
PP&E	0.2
Intangibles	11.5

Total Assets of Discontinued Operations	$ 18.0

Note 5—Summary of Significant Accounting Policies

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

Service and Warranty:

          The Company supports service and repair facilities for all of its firearm products, with the exception of the Spartan Gunworks product line, which is serviced and repaired by its third party vendor, in order to meet the service needs of its distributors, customers and consumers worldwide. The Company provides consumer warranties against manufacturing defects in all firearm products it sells in North America. Estimated future warranty costs are accrued at the time of sale. Product modifications or corrections are voluntary steps taken by the Company to assure proper usage or performance of a

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

product by consumers. The cost associated with product modifications and/or corrections is recognized in accordance with Statement of Financial Accounting Standard No. 5, Accounting for Contingencies (“SFAS 5”), and charged to operations.

Property, Plant and Equipment:

          Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated lives of the assets. The estimated useful lives are principally 20 to 40 years for buildings and improvements, and 5 to 15 years for machinery and equipment. In accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), management assesses property, plant and equipment for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, management projects undiscounted future cash flows resulting from the use of the asset over the remaining life of the asset. If these projected cash flows are less than the carrying amount of the asset, an impairment loss is recognized, resulting in a write-down of property, plant and equipment with a corresponding charge to operating income. Any impairment loss is measured based upon the difference between the carrying amount of the asset and the present value of future cash flows. The Company uses a discount rate equal to its average cost of funds to discount the expected future cash flows. There were no significant assets deemed impaired as of December 31, 2004, 2003 and 2002.

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

          All of the Company’s commodity futures contracts are accounted for as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS 138”) and Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 133, as amended requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The fair value of the Company’s cash flow hedges at the time of purchase are

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

recorded on the balance sheet in the Prepaid Expenses and Other Current Assets line, and are marked to fair value at each balance sheet date. Gains and losses associated with these changes in fair value are recorded on the balance sheet as other comprehensive income and recognized in the statement of operations as a component of the cost of the related inventory when the inventory is sold.

          To the extent that the Company’s cash flow hedges are deemed ineffective, under the criterion of FAS 133, as amended, at hedging the commodity price risk, the portion of ineffectiveness would be required to be recognized in the statement of operations immediately. No ineffectiveness has been recorded in 2004, 2003, or 2002.

          Market values of financial instruments were estimated in accordance with Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), and are based on quoted market prices, where available, or on current rates offered to the Company for debt with similar terms and maturities. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values. See Note 21 and Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”

Stock Options:

          All stock purchase and option plans outstanding are associated with common shares of Holding. Based on the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation (“SFAS 148”), Holding is considered a principal stockholder of the Company that grants or otherwise transfers directly stock-based compensation to employees of the Company. Accordingly, the Company is required to account and disclose for these stock-based compensation agreements in accordance with the provisions of SFAS 123, as amended by SFAS 148.

          Since options have been granted at an option exercise price equal to the estimated fair value of the underlying Common Stock, no compensation expense has been recognized with respect to grants of stock options granted to date. Had compensation expense for such option grants been recognized under SFAS 123, as amended by SFAS 148, based on the fair value of such options at the grant dates thereof in 2004, 2003 and 2002, the Company’s net income and income per share on a pro forma basis would have been as follows:

		As Restated
		2004	2003	2002
Net Income (Loss)	As Reported	$(4.1)	$(3.2)	$19.8
Add:	Stock-based employee compensation expense included
	in reported net income, net of related tax effects	—	2.7	—
Deduct:	Total stock-based employee compensation expense
	determined under fair value based method for all
	awards, net of related tax effects	—	(1.8)	—

Net Income (Loss)	Pro forma	$(4.1)	$(2.3)	$19.8

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
(dollars in millions, except per share data)

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

Product Liability:

          The Company provides for estimated defense and settlement costs related to product liabilities when it becomes probable that a liability has been incurred and reasonable estimates of such costs are available in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies(“SFAS 5”). The Company maintains insurance coverage for product liability claims, subject to certain policy limits and to certain self-insured retentions for personal injury or property damage relating to occurrences arising after December 1, 1993. The current insurance policy extends through November 30, 2005. Product liabilities are recorded at the Company’s most probable exposure in accordance with SFAS 5, including consideration of historical payment experience and the self insured retention insurance. For the year ended December 31, 2004, there were no recoveries recorded. For the years ended December 31, 2003 and 2002, there were recoveries totaling $1.0, and $2.7, respectively, which represented claims paid in excess of the self-insured retention amounts. The Company’s estimate of its liability for product liability cases and claims outstanding at December 31, 2004 and 2003 is $13.4 and $15.2, respectively. Management uses independent advisors in their determination of the accrual. The Company made total product liability payments in 2004, 2003, and 2002 of $2.8, $3.2, and $4.4, respectively (including pre-Acquisition occurrences for which the Company assumed responsibility). See Note 17.

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
(dollars in millions, except per share data)

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

Unconsolidated Joint Venture:

          Our unconsolidated joint venture is accounted for under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”). Equity method accounting was determined based upon the provisions of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51 (“FIN 46R”), as the joint venture is a variable interest entity for which the Company was not the primary beneficiary. Accordingly, the Company recognizes an investment on its statement of financial position at the carrying value of the Company’s cumulative cash contributions to the joint venture, adjusted for the Company’s cumulative equity in earnings (recorded in the “Other Noncurrent Assets” line), and the Company’s 50% share of the joint venture’s equity in earnings, or operating results, are recorded net of tax in the statement of operations (recorded in the “Equity in Earnings (Loss) from Unconsolidated Joint Venture, net of tax” line).

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
(dollars in millions, except per share data)

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

Note 6—Concentrations of Credit Risk

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

Note 7—Inventories

          At December 31, Inventories consist of the following:

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

	2004	2003
Raw Materials	$17.5	$13.9
Semi-Finished Products	19.3	18.9
Finished Products	55.8	52.9

Total	$92.6	$85.7

Note 8—Property, Plant and Equipment

          At December 31, Property, Plant and Equipment consist of the following:

	2004	2003
Land	$1.5	$1.5
Building and Improvements	26.0	25.1
Leased Assets	4.9	4.9
Machinery and Equipment	146.0	143.5
Construction in Progress	7.5	3.4

Subtotal	185.9	178.4
Less: Accumulated Depreciation	(110.6)	(102.6)

Total	$75.3	$75.8

          Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $9.2, $9.5, and $10.0, respectively. Accumulated depreciation on capital leases was $4.5 and $4.1 as of December 31, 2004 and 2003, respectively.

Note 9—Goodwill and Other Intangible Assets

          Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standard No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, which requires goodwill and other intangible assets with indefinite lives acquired in a business combination before July 1, 2001 not be amortized. The Statement further requires that the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of the standard and annually thereafter or upon an occurrence of certain events.

          The Company continues to monitor one of the business units in the All Other reporting segment which had a carrying value of $3.4 at September 30, 2004, when management’s SFAS 142 analysis showed no impairment. It is reasonably possible the Company could be required to recognize an impairment if an adverse trend of profitability were to occur. No impairment provision was necessary for December 31, 2004, 2003, and 2002.

          Goodwill and Trademarks of $5.9 and $5.6, respectively, were reclassified to Assets Held for Sale in 2003. The carrying amount of goodwill and trademarks attributable to each reporting segment are outlined in the following tables:

Goodwill	December 31, 2004	December 31, 2003
Firearms	$12.8	$12.8
Ammunition	5.2	5.2
All Other	2.9	2.9

Total	$20.9	$20.9

Trademarks	December 31, 2004	December 31, 2003
Firearms	$20.4	$20.4
Ammunition	19.4	19.4
All Other	2.0	2.0

Total	$41.8	$41.8

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

Note 10—Other Accrued Liabilities (Restated)

          At December 31, Other Accrued Liabilities consist of the following:

	2004	2003
Marketing	$6.2	$6.1
Healthcare Costs	7.4	7.8
Retiree Benefits	7.1	5.8
Workers Compensation	3.3	2.9
Other	11.0	7.1

Total	$35.0	$29.7

Note 11—Warranty Accrual

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

	2004	2003
Balance at January 1	$0.8	$0.9
Current period accruals	2.8	2.7
Current period charges	(2.8)	(2.8)

Balance at December 31	$0.8	$0.8

          In addition to our warranty accrual, we have a nationwide product safety program under which we offer to clean, inspect and modify certain bolt action centerfire firearms manufactured prior to 1982 to remove the bolt-lock feature. As of December 31, 2004, our accrual for the costs of the product safety program was less than $0.1.

Note 12—Retiree Benefits

Pension Plans:

          The Company sponsors a defined benefit pension plan (the “Plan”) and a supplemental defined benefit pension plan (the “SERP”). Under the provisions of SFAS No. 132R, the disclosure requirements for the Plan and the SERP have been combined.

Change in Benefit Obligation:

	2004	2003
Benefit Obligation at Beginning of Year	$147.1	$121.2
Service Cost	5.0	4.2
Interest Cost	9.1	8.1
Actuarial Assumption Changes	5.4	10.0
Actuarial (Gain)/Loss	(1.7)	6.7
Benefits Paid	(3.4)	(3.1)

Benefit Obligation at End of Year	$161.5	$147.1

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

Change in Plan Assets:

	2004	2003
Fair Value of Plan Assets at Beginning of Year	$97.5	$78.1
Actual Return on Plan Assets	9.3	17.7
Employer Contributions	6.5	5.3
Benefits Paid(Expenses)	(3.7)	(3.6)

Fair Value of Plan Assets at End of Year	$109.6	$97.5

	2004	2003
Funded Status	$(51.9)	$(49.6)
Unamortized Prior Service Cost	(1.3)	(1.5)
Unrecognized Net Actuarial Loss	27.2	30.6

Net amount recognized in the statement of financial position	$(26.0)	$(20.5)

Amounts recognized in the statement of financial position as of December 31 consist of:

	2004	2003
Accrued Benefit Liability	$(29.3)	$(25.0)
Intangible Asset	0.2	0.2
Accumulated other comprehensive income	3.1	4.3

Net Amount Recognized	$(26.0)	$(20.5)

          The following is certain information about our pension plans that have accumulated benefit obligations in excess of the fair value of their plan assets as of December 31:

	2004	2003
Projected benefit obligation	$161.5	$147.1
Accumulated benefit obligation	138.9	122.5
Fair value of plan assets	109.6	97.5

Components of Net Periodic Pension Cost:

	2004	2003	2002
Service Cost	$5.0	$4.2	$4.3
Interest Cost	9.1	8.1	8.0
Expected Return on Assets	(8.0)	(7.4)	(7.4)
Amortization of Prior Service Cost	(0.2)	(0.2)	(0.2)
Recognized Net Actuarial Loss	6.1	2.7	2.2

Net Periodic Pension Cost	$12.0	$7.4	$6.9

	2004	2003	2002
Weighted average assumptions used to determine net periodic
pension cost for years ended December 31:
Discount Rate	6.25%	6.75%	7.25%
Expected Long-Term return on plan assets	8.00	8.00	8.00
Rate of Compensation Increase	4.00	4.00	4.50
Weighted average assumptions used to determine benefit
obligations at December 31:
Discount Rate	6.00%	6.25%	6.75%
Rate of Compensation Increase	4.00	4.00	4.00

          It is our policy to review the pension assumptions annually. Pension benefit income or expense is determined using assumptions as of the beginning of the year, while the funded status is determined using assumptions as of the end of the

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

year. The assumptions are determined by management and established at the respective balance sheet date using the following principles: (1) The expected long-term rate of return on plan assets is established based upon historical actual asset returns and the expectations of asset returns over the expected period to fund participant benefits based on the current investment mix of the Plan; (2) The discount rate is set based on the yield of high quality fixed income investments expected to be available in the future when cash flows are paid; and (3) The rate of increase in compensation levels is established based on the management’s expectations of current and foreseeable future increases in total eligible compensation, while maintaining a consistent inflation component for all economic assumptions. In addition management considers advice from independent actuaries on each of these three assumptions.

          Our investment strategy for Plan assets is based on the long-term growth of principle while attempting to mitigate overall risk to ensure that funds are available to pay benefit obligations. The Plan has adopted a strategic asset allocation designed to meet the Plan’s long-term obligations. The Plan’s assets are invested in a variety of investment classes, including domestic and international equities, domestic and international fixed income securities and other investments. Allowable investment structures include mutual funds, separate accounts, commingled funds, and collective trust funds. Prohibited investments include commodities, private placements, and derivative instruments used solely for leverage.

          The Plan weighted average asset allocations at December 31, 2004, and 2003, by asset category are as follows:

	Target Allocations		Actual Allocations
	2004	2003	2004	2003
Asset Category:
Domestic equity funds	40.0%	40.0%	42.0%	43.0%
International equity funds	10.0	10.0	11.0	10.0
Domestic fixed income funds	40.0	40.0	34.0	36.0
International fixed income funds	10.0	10.0	10.0	10.0
Cash and cash equivalents	—	—	3.0	1.0

Total	100.0%	100.0%	100.0%	100.0%

Anticipated Contributions:

          The Company expects to make cash contributions of approximately $7.1 to the Plan in 2005.

          Estimated Future Benefit Payments — Following is a summary, as of December 31, 2004, of the estimated future benefit payments for our pension plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter.

2004
2005	$4.0
2006	4.4
2007	5.0
2008	5.7
2009	6.6
Years 2010-2014	50.8

Savings Plans:

          The Company sponsors a qualified defined contribution plan and matches 50% of a participant’s contributions up to a maximum of 6% of a participant’s compensation. All employees hired after May 31, 1996 are also eligible for a discretionary contribution. The Company’s matching expense and contribution to this plan was approximately $1.4 in each of 2004, 2003, and 2002.

          Effective January 1, 1998, the Company adopted a non-qualified defined contribution plan. The Company’s matching expense and contribution was $0.1 in each of 2004, 2003 and 2002.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

Postretirement Benefit Plan:

          The Company sponsors an unfunded postretirement defined benefit plan which provides certain employees and their covered dependents and beneficiaries with retiree health and welfare benefits.

Change in Benefit Obligation:

	2004	2003
Benefit Obligation at Beginning of Year	$21.1	$19.2
Service Cost	0.6	0.6
Interest Cost	1.3	1.2
Plan Participants’ Contributions	—	—
Amendments	(0.8)	(0.8)
Actuarial Loss/(Gain)	0.2	1.7
Benefits Paid	(0.7)	(0.8)

Benefit Obligation at End of Year	$21.6	$21.1

Accrued Benefit Cost:

	2004	2003
Funded Status	$(21.6)	$(21.1)
Unrecognized Net Actuarial (Gain)/loss	3.9	4.7
Unrecognized Prior Service Cost	(5.7)	(5.5)

Accrued Postretirement Benefit Obligation	$(23.4)	$(21.9)

Components of Net Periodic Benefit Cost for the year ended December 31:

	2004	2003	2002
Service Cost	$0.6	$0.6	$0.6
Interest Cost	1.3	1.2	1.3
Net Amortization and Deferral	0.3	(0.2)	(0.1)

Net Periodic Benefit Income/(Expense)	$2.2	$1.6	$1.8

Weighted average assumptions used to determine net periodic benefit cost for years ended December 31:

	2004	2003	2002
Discount Rate	6.25%	6.75%	7.25%
Rate of compensation increase	4.00%	4.00%	4.50%

Assumed Healthcare cost trend rates at December 31:

	2004	2003	2002
Healthcare cost trend rate assumed for next year	8.05%	8.80%	9.45%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	3.25%	3.50%	4.00%
Year that the rate reaches the ultimate trend rate	2011	2011	2011

Weighted average assumptions used to determine benefit obligations at December 31:

	2004	2003
Discount Rate	6.00%	6.25%
Rate of compensation increase	4.0%	4.0%

          Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

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

2004
2005	$ 0.7
2006	0.9
2007	1.1
2008	1.4
2009	1.7
Years 2010-2014	11.8

Note 13—Debt

          At December 31, long-term debt consisted of the following:

	2004	2003
Revolving Credit Facility	$1.8	$28.3
10.5% Senior Notes due 2011	200.0	200.0
Capital Lease Obligations (Note 13)	0.8	1.3
Due to RACI Holding, Inc.	0.9	0.9

Subtotal	203.5	230.5
Less: Current Portion	0.6	0.5

Total	$202.9	$230.0

          On February 8, 2005, in connection with the passage of the one year requirement under the indenture governing the Notes referred to below to invest net proceeds from the sale of the fishing line business in productive assets, the Company entered into a fourth amendment under the Credit Facility primarily to permanently reduce its commitments under the Credit Agreement from $125.0 million to $101.0 million and to amend the availability requirements as indicated below. As a result of the reduction in borrowing capacity, and in accordance with Emerging Issues Task Force No. 98-14 (“EITF 98-14”), the Company reduced its debt acquisition costs by $0.5 upon signing of the fourth amendment to the Credit Facility in February 2005, the expense for which was recorded in the Other Expense line item on the Company’s Statement of Operations.

          The Company’s Credit Facility, as amended, provides up to $101.0 of borrowings under an asset-based senior secured revolving credit facility through January 23, 2008. Amounts available under the Credit Facility are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable and eligible inventory and other limitations. The Credit Facility also includes a letter of credit sub-facility of up to $15.0.

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
(dollars in millions, except per share data)

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

          The interest rate margin for the ABR and the Euro-Dollar loans at December 31, 2004 is 1.50% and 3.00%, respectively. The weighted average interest rate under the Company’s Credit Facility was 4.90% and 4.02% for the year ended December 31, 2004 and 2003, respectively.

          Loans under the Credit Facility mature on January 23, 2008. Commitment fees in 2004 were $0.5. The occurrence of certain changes in control is an event of default under the credit agreement for the Credit Facility and mandatory prepayments of borrowings may be required.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

          As of December 31, 2004 the Company was in compliance with the financial covenants and expects to continue to be in compliance with the financial covenants under the Credit Facility, as amended. However, there can be no assurance that the Company will continue to be in compliance.

          The initial issuance and sale of the Company’s $200.0 aggregate principal amount 10.5% Senior Notes due 2011 (the “Notes”) was completed in a private offering on January 24, 2003. A portion of the proceeds from the issuance of the Notes was used for the redemption of all of the Company’s 9½% Senior Subordinated Notes due 2003 (the “Refinanced Notes”), at a redemption price equal to 100% of the aggregate principal amount of Refinanced Notes then outstanding of $86.9, plus accrued and unpaid interest. The Notes are redeemable at the option of the Company, in whole or in part, any time on or after February 1, 2007. The redemption price ranges from 105.3% of the principal amount in 2007 to 100% in the year 2009 and thereafter. The Notes may also be redeemed with proceeds of specified types of equity offerings prior to 2007, at a redemption price of 110.5% of the principal amount. In the event of a change in control, the Notes may be tendered at the option of the holders for the principal amount plus applicable interest and premium at that date. The Notes are unsecured senior obligations of the Company, ranking equal in right of payment with all existing and future senior indebtedness, if any, of the Company, including its indebtedness under the Credit Facility.

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

Note 14—Leases

          Future minimum lease payments under capital leases and noncancellable operating leases, together with the present value of the net minimum capital lease payments at December 31, 2004, are as follows:

	Capital Leases	Operating Leases
Minimum Lease Payments for Years Ending December 31:
2005	$0.8	$1.5
2006	0.3	1.4
2007	—	1.3
2008	—	1.2
2009	—	1.2
Thereafter	—	1.2

Total Minimum Lease Payments	1.1	$7.8

Less: Amount representing interest	0.3

Present Value of Net Minimum Lease Payments	$0.8

          Rental expenses for operating leases for 2004, 2003 and 2002 were $1.8, $1.6 and $1.6.

Note 15—Stock Purchase and Option Plans

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
(dollars in millions, except per share data)

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

	2004		2003		2002
	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price

Outstanding at January 1,	15,138	$220	65,528	$152	69,387	$151
Granted	—	—	15,138	$220	891	$185
Exercised	—	—	—	—	2,000	$100
Cancelled/Forfeited	1,024	$220	65,528	$152	2,750	$161

Outstanding at December 31,	14,114	$220	15,138	$220	65,528	$152

Exercisable at December 31,	242	$220	—	$—	46,045	$134

Weighted Average
Fair Value Options Granted	$12.20		$11.52		$36.40

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

Note 16—Investment in Unconsolidated Joint Venture

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

          Management has assessed the accounting treatment of RELES under the provisions of FIN 46R and APB 18, and has concluded that RELES is a variable interest entity. However, as the Company is not the primary beneficiary, RELES is accounted for under the equity method of accounting. Accordingly, an investment is recognized on the Company’s balance sheet at the carrying value of the Company’s cumulative cash contributions to RELES adjusted for the Company’s cumulative equity in earnings (loss) recorded on the Company’s income statement (in the “Other Noncurrent Assets” line), and the Company’s 50% share of RELES’s operating results will be recorded in the Company’s income statement (in the “Equity in Earnings (Loss) from Unconsolidated Joint Venture, net of tax” line) during each period that RELES produces financial results.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

          On October 15, 2004, the Company made its initial cash contribution of approximately $0.3. There were no revenues in 2004 associated with RELES. As of year end, the following balances resulted:

Account	December 31, 2004
Investment in Unconsolidated Joint Venture	$ 0.2
Equity in Earnings (Losses) from Unconsolidated Joint Venture, net of tax of $0.1	$ —

          Through February 28, 2005, the Company has made a total of $0.5 in cumulative cash contributions to RELES.

Note 17—RACI Holding Recapitalization Transactions

          In the first quarter of 2003, Remington completed transactions related to the recapitalization of Holding:

(1)	A private offering of $200.0 principal amount of Notes, completed in January 2003. In the event of a change in control, the Notes may be tendered at the option of the holders for the principal amount plus applicable interest and premium at that date.

(2)	The refinancing by Remington of substantially all of its existing indebtedness through (i) the repayment of all amounts outstanding under Remington’s prior senior secured credit agreement (“the Old Credit Agreement”) concurrently with the termination of all commitments thereunder, and (ii) the redemption of all of the Refinanced Notes at a redemption price equal to 100% of the aggregate principal amount of Refinanced Notes then outstanding of $86.9, plus accrued and unpaid interest and (iii) the closing by Remington of a new Credit Facility, under which up to $125.0 of revolving credit commitments are available, subject to borrowing base and other limitations. The refinancing occurred in January 2003.

(3)	The issuance and sale by Holding, for $30.8, of 140,044 shares of common stock of Holding to Bruckmann, Rosser, Sherrill & Co. II, L.P. (the “BRS Fund”) and others, in February 2003.

(4)	The distribution of 15,970 shares of common stock of Holding in respect of 15,970 deferred shares of Holding, the repurchase by Holding of 722,981 of the outstanding shares of common stock of Holding and the cancellation of 64,144 options in respect of common stock of Holding, in an aggregate amount of approximately $163.7, consisting of $130.8 million in cash and $32.9 aggregate principal amount of senior notes of Holding, or the Holding Notes. As of December 31, 2004, the Holding Notes had a carrying value of $35.0. The Clayton & Dubilier Private Equity Fund IV Limited Partnership holds all of the Holding Notes. Remington made a $100.0 dividend to Holding in connection with the funding of the repurchase. The repurchase occurred in February 2003.

Note 18—Commitments and Contingencies

Purchase Commitments

          The Company has various purchase commitments, approximating $10.4 for 2005, $3.7 for 2006, $2.0 for 2007, $0.2 for 2008, and $0.2 for 2009, for services incidental to the ordinary conduct of business, including, among other things, a services contract with its third party warehouse provider and commitments to the Company’s joint venture RELES. Such commitments are not at prices in excess of current market prices. Included in the purchase commitment amount are the Company’s purchase contracts with certain raw materials suppliers, for periods ranging from one to seven years, some of which contain firm commitments to purchase minimum specified quantities. However, such contracts had no significant impact on the Company’s financial condition, results of operations, or cash flows during the reporting periods presented herein.

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
(dollars in millions, except per share data)

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

          Since December 1, 1993, the Company has maintained insurance coverage for product liability claims subject to certain self-insured retentions both on a per-occurrence basis and in the aggregate for personal injury or property damage relating to occurrences arising after the Acquisition. The Company believes that its current product liability insurance coverage for personal injury and property damage is adequate for its needs. The Company’s current product liability insurance policy provides for a self-insured retention of $0.5 per occurrence up to the first $2.0 in claims, after which the self-insured retention increases to $0.8 per occurrence. The current policy period runs from December 1, 2004 through November 30, 2005. The current policy has a batch clause endorsement, which in general provides that if a batch of the Company’s products were to be defective, the Company’s liability for expenses and damages related to the entire batch would be capped at the amount of self-insured retention for a single occurrence. The policy excludes from coverage any pollution-related liability. Based in part on the nature of the Company’s products, and the impact on the insurance market of the events of September 11, 2001, there can be no assurance that the Company will be able to obtain adequate product liability insurance coverage upon the expiration of the current policy. Certain of the Company’s current excess insurance coverage expressly does not apply to actions brought by municipalities.

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
(dollars in millions, except per share data)

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

          At December 31, 2004 and 2003, the Company’s accrual for product liability cases and claims was $13.4 and $15.2, respectively. The amount of the Company’s accrual for product liability cases and claims is based upon estimates developed as follows. We establish reserves for anticipated defense and disposition costs to us of those pending cases and claims for which we are financially responsible. Based on those estimates and an actuarial analysis of actual defense and disposition costs incurred by the Company with respect to product liability cases and claims in recent years, the Company determines estimated defense and disposition costs for unasserted product liability cases and claims. The Company combines the estimated defense and disposition costs for both pending and unasserted cases and claims to determine the amount of the Company’s accrual for product liability cases and claims. It is reasonably possible additional experience could result in further increases or decreases in the period in which such information is made available. The Company believes that its accruals for such liability are adequate. The Company’s accruals for losses relating to product liability cases and claims includes accruals for all probable losses the amount of which can be reasonably estimated. Based on the relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, the Company’s accruals for the uninsured costs of such cases and claims and the Sellers’ agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as well as the type of firearms products made by the Company), the Company does not believe with respect to product liability cases and claims that any reasonably possible loss exceeding amounts already recognized through the Company’s accruals has been incurred.

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

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

Note 19—Income Taxes (Restated)

          The provision (benefit) for income taxes consists of the following components:

	2004	2003	2002
Federal:
Current	($5.2)	$—	$7.5
Deferred	17.4	(3.5)	3.6
State:
Current	0.2	0.7	0.6
Deferred	1.6	(0.1)	0.1

	$14.0	$(2.9)	$11.8

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	2004		2003
	Current	Noncurrent	Current	Noncurrent

Deferred tax assets:
Accrued employee and retiree benefits	$3.9	$17.5	$3.8	$15.7
Product, environmental and other liabilities	1.2	2.6	1.4	2.8
Receivables and inventory	3.4	0.1	3.8	0.1
Capitalized expenses	—	1.0	—	0.8
Other comprehensive income	—	1.1	1.7	—
State tax credits	0.2	0.6	0.7	—
Net operating losses	—	—	4.0	—

Total deferred tax assets	$8.7	$22.9	$15.4	$19.4
Valuation allowance	(8.7)	(6.8)	—	—

Net deferred tax asset	$—	$16.1	$15.4	$19.4

Deferred tax liabilities:
Property, plant and equipment	—	(13.1)	—	(13.2)
Intangibles	—	(7.2)	—	(8.0)
Other comprehensive income	(1.5)	—	(0.8)	(0.1)

Total deferred tax liabilities	(1.5)	(20.3)	(0.8)	(21.3)

Net deferred tax liability	($1.5)	($4.2)	$14.6	($1.9)

          As of December 31, 2004, a valuation allowance of approximately $15.5 has been established against deferred tax assets as a charge against earnings in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Realization of the deferred tax assets is largely dependent upon future profitable operations, if any, and the reversals of existing taxable temporary differences. As a result of pre-tax losses from continuing operations and future taxable income expected to arise primarily from the reversal of and creation of temporary differences for the foreseeable future, we determined that in accordance with SFAS No. 109, it is not appropriate to continue to recognize these deferred tax assets. Although there can be no assurance that such events will occur, the valuation allowance may be reversed in future periods to the extent that the related deferred income tax assets no longer require a valuation allowance under the provisions of SFAS No. 109.

          Income tax payments were approximately $5.6, $1.8, and $8.5 in 2004, 2003 and 2002, respectively.

          At December 31, 2004 the Company has state tax credit carry-forwards of $0.7 for tax purposes; of which $0.1 expire between 2005 and 2018; and $0.6 may be carried forward until utilized.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

          The following is a reconciliation of the statutory federal income tax rate to the Company’s effective income tax rates:

	2004	2003	2002
Federal statutory rate	(35.0)%	(35.0)%	35.0%

State income taxes, net of Federal benefits	(1.2)	(4.2)	1.4

Permanent differences	0.7	(2.8)	0.4
Change in valuation allowance on deferred tax assets	418.0	—	—
Other	(4.0)	2.5	2.2

Effective income tax rate	378.5%	(39.5)%	39.0%

Note 20—Issuance of Holding Redeemable Deferred Shares and Options

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

Note 21—Related Party Transactions

          BRSE, L.L.C. is the general partner of the BRS Fund, which owned 67.2% of the outstanding Common Stock of Holding at December 31, 2004, is a private investment fund managed by Bruckmann, Rosser, Sherrill & Co. L.L.C. (“BRS”). The Clayton & Dubilier Private Equity Fund IV Limited Partnership (“C&D Fund IV”), which owned 14.2% of the outstanding Common Stock of Holding at December 31, 2004, is a private investment fund managed by Clayton, Dubilier & Rice, Inc. (“CD&R”). Both BRS and CD&R receive an annual fee for management and financial consulting services provided to the Company and reimbursement of related expenses. Fees and expenses paid to CD&R were $0.6 in 2004, 2003 and 2002. Fees and expenses paid to BRS were $0.5 in 2004 and 2003. BRS did not receive any payments prior to 2003.

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
(dollars in millions, except per share data)

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

Note 22—Financial Instruments

          The estimated value of the Company’s debt at December 31, 2004 was $187.5 compared to a carrying value of $203.5. The estimated value and the carrying value of the Company’s debt at December 31, 2003 was $240.5 and $230.5, respectively.

          The Company purchases copper and lead options contracts to hedge against price fluctuations of expected commodity purchases. The options contracts limit the unfavorable effect that price increases will have on metal purchases. At December 31, 2004 the fair value of the Company’s outstanding derivative contracts relating to firm commitments and expected purchases (aggregate notional amount 36.5 million pounds of copper and lead) up to one year from such date was $3.3 as determined with the assistance of a third party, which is recorded in prepaid expenses and other current assets. Net gains/(losses) on a net-of-tax basis of $2.5, ($0.3), and ($0.2) on derivative instruments were reclassified to cost of sales from accumulated other comprehensive income (loss) based on inventory turns, during the year-to-date periods ended December 31, 2004, 2003, and 2002, respectively.

Note 23—Segment Information (Restated)

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
(dollars in millions, except per share data)

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

Information on Segments:

	2004	2003	2002
Net Sales:
Firearms	$193.4	$181.3	$194.0
Ammunition	176.1	157.1	163.9
All Other	23.5	22.3	26.0

Consolidated Net Sales	$393.0	$360.7	$383.9

Adjusted EBITDA:
Firearms	$25.8	$19.2	$32.4
Ammunition	11.3	13.2	18.5
All Other	4.0	3.5	6.3
Other Reconciling Items	(2.5)	3.7	3.5

Consolidated Adjusted EBITDA	$38.6	$39.6	$60.7

Assets:
Firearms	$137.8	$118.7	$111.1
Ammunition	110.4	102.0	101.3
All Other	12.8	10.0	9.7
Other Reconciling Items	90.6	132.0	113.0

Consolidated Assets	$351.6	$362.7	$335.1

Gross Capital Expenditures:
Firearms	$4.8	$4.3	$3.1
Ammunition	3.8	2.0	3.3
All Other	0.2	0.1	0.2
Other Reconciling Items	0.7	0.5	0.9

Gross Consolidated Capital Expenditures	$9.5	$6.9	$7.5

Reconciliation of Income (Loss) from Operations to Adjusted EBITDA

	Year ended December 31,
	2004	2003	2002
Adjusted EBITDA	$38.6	$39.6	$60.7
Adjustments:
Depreciation & Amortization (A)	9.2	9.5	10.0
Interest Expense(B)	24.7	24.8	12.3
Other noncash charges I	7.4	3.4	1.0
Non-recurring and Restructuring Items (D)	(12.7)	0.4	2.1
Other Unusual Charges(F)	—	6.7	—
Special Payment (E)	—	—	1.8
Income Taxes(B)	14.1	(2.0)	13.7

Net Income (Loss)	$(4.1)	(3.2)	19.8

(A)	Excludes amortization of deferred financing costs of $1.9, $1.8 and $1.9, in 2004, 2003 and 2002, respectively, which is included in interest expense.

(B)	Amounts include interest expense of $0.1, $1.8, and $1.8, and income tax expense of $0.1, $0.9, and $1.9, in 2004, 2003 and 2002, respectively which was reclassified to discontinued operations.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

(C)	Non-cash charges consist of the following: (i) for the year ended December 31, 2002, a $0.8 accrual for retiree benefits and a $0.2 loss on disposal of assets; (ii) for the year ended December 31, 2003, a $2.9 accrual for retiree benefits and a $0.5 loss on disposal of assets; and (iii) for the year ended December 31, 2004, a $7.1 accrual for retiree benefits and a $0.3 loss on disposal of assets.

(D)	Nonrecurring and restructuring expenses consist of the following: (i) for the year ended December 31, 2002, $0.3 of nonrecurring legal fees, $0.4 associated with marking redeemable deferred shares to market, and $1.4 of Cumulative Effect of Change in Accounting Principle, net of tax; (ii) for the year ended December 31, 2003, $0.2 of severance costs and $0.2 loss on disposal of assets; and (iii) for the year ended December 31, 2004, $13.6 gain from the disposal of discontinued operations; offset by $0.7 from the fees associated with an exclusive distribution agreement and $0.2 for accrued severance.

(E)	In August 2002, Holding distributed on behalf of Remington a special payment to holders of all stock options and deferred shares of approximately $19.54 per share, in an aggregate amount of $1.8. This special payment was treated as compensation expense by Remington since the holders were employees and directors of the Company.

(F)	In February 2003, Holding distributed on behalf of Remington a special payment to holders of all stock options (in connection with the acceleration and resulting cancellation of the options) of approximately $220.31 per share, in an aggregate amount of $4.5, $0.7 of additional interest for early redemption of the Refinanced Notes, and $1.5 expensed for the unamortized debt acquisition cost related to the Old Credit Facility.

Geographic Information:

	2004	2003	2002
Net Sales:
Domestic	$373.1	$340.9	$362.1
Foreign	19.9	19.8	21.8

Consolidated Net Sale	$393.0	$360.7	$383.9

          There are no material assets owned by the Company outside the United States. Approximately 16% of the Company’s net sales in 2004, 19% of the Company’s net sales in 2003, and 22% of the Company’s net sales in 2002 consisted of sales made to a single customer. This customer affects sales to both our Firearms and Ammunition segments. The Company’s sales to this customer are not governed by a written contract between the parties. Although the Company believes its relationship with this customer is good, the loss of this customer or a substantial reduction in sales to this customer could adversely affect the Company’s financial condition or results of operations. No other single customer comprises greater than or equal to 10% of sales.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

Note 24—Financial Position and Results of Operations of Remington Arms Company, Inc. (Restated)

          The following condensed consolidating financial data provides information regarding the financial position and results of operations of Remington Arms Co, Inc., including Remington’s 100% owned subsidiaries, RA Brands, L.L.C., and RA Factors, Inc. Separate financial statements of Holding, Remington’s sole shareholder, are not presented because management has determined that they would not be material to holders of the Company’s public securities, the Notes. Holding is not a guarantor of the Notes. The Notes are fully and unconditionally guaranteed on a joint and several basis by all of Remington’s subsidiaries. Holding does not have any significant independent operations or assets other than its ownership interest in Remington. Holding has $35.0 aggregate principal amount, including accrued interest, of senior notes due in 2010 and 2011 which were created during the recapitalization of Holding in February 2003.

REMINGTON ARMS COMPANY, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2004

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co. and Subsidiaries
ASSETS
Current Assets	$105.6	$84.9	$—	$190.5
Receivable from Remington, Net	—	120.3	120.3	—
Equity method investment in subsidiaries	210.2	—	210.2	—
Noncurrent Assets	122.9	38.2	—	161.1

Total Assets	$438.7	$243.4	$330.5	$351.6

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities	$41.4	$33.2	$—	$74.6
Payable to RACI Holding, Inc., Net	0.9	—	—	0.9
Payable to RA Brands, L.L.C., Net	64.4	—	64.4	—
Payable to RA Factors, Inc., Net	55.9	—	55.9	—
Noncurrent Liabilities	266.4	—	—	266.4
Shareholder’s Equity	9.9	210.2	210.2	9.9

Total Liabilities and Shareholder’s Equity	$438.7	$243.4	$330.5	$351.6

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

REMINGTON ARMS COMPANY, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2003

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co. and Subsidiaries
ASSETS
Current Assets	$110.8	$70.5	$—	$181.3
Receivable from Remington, Net	—	118.9	118.9	—
Equity method investment in subsidiaries	213.1	—	213.1	—
Noncurrent Assets	131.8	49.6		181.4

Total Assets	$455.7	$239.0	$332.0	$362.7

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities	$41.7	$20.2	$—	$61.9
Payable to RACI Holding, Inc. Net	0.9	—	—	0.9
Payable to RA Brands, L.L.C., Net	58.3	—	58.3	—
Payable to RA Factors, Inc., Net	60.6	—	60.6	—
Noncurrent Liabilities	282.4	5.7	—	288.1
Shareholder’s Equity	11.8	213.1	213.1	11.8

Total Liabilities and Shareholder’s Equity	$455.7	$239.0	$332.0	$362.7

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

REMINGTON ARMS COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2004	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co. and Subsidiaries
Sales	$393.0	$—	$—	$393.0
Gross Profit	90.5	—	—	90.5
Subsidiary Income (Expense)	(26.7)	26.7	—	—
Income from Equity Investees	23.5	—	23.5	—
Net Income	(4.1)	23.5	23.5	(4.1)

Year Ended December 31, 2003	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co. and Subsidiaries
Sales	$360.7	$—	$—	$360.7
Gross Profit	90.5	—	—	90.5
Subsidiary Income (Expense)	(25.7)	25.7	—	—
Income from Equity Investees	11.2	—	11.2	—
Net (Loss) Income	(3.2)	11.2	11.2	(3.2)

Year Ended December 31, 2002	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co. and Subsidiaries
Sales	$383.9	$—	$—	$383.9
Gross Profit	110.8	—	—	110.8
Subsidiary Income (Expense)	(38.1)	38.1	—	—
Income from Equity Investees	22.3	—	22.3	—
Net Income	19.8	22.3	22.3	19.8

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

REMINGTON ARMS COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
December 31, 2004

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co. and Subsidiaries
Operating Activities
Net Cash Used in Operating Activities	$(11.9)	$—	$—	$(11.9)
Net Cash Provided by Discontinued Operations	0.1	—	—	0.1

Net Cash Used in Operating Activities	(11.8)	—	—	(11.8)

Investing Activities
Net Proceeds from Sale of Assets	16.3	26.5	—	42.8
Dividends Received	26.5	—	(26.5)	—
Capital Expenditures	(7.8)	—	—	(7.8)
Proceeds from Sale of Property, Plant & Equipment	0.4	—	—	0.4
Cash Contribution to Unconsolidated Joint Venture	(0.3)	—	—	(0.3)

Net Cash Provided by Investing Activities	35.1	26.5	(26.5)	35.1

Financing Activities
Net Payments on Revolving Credit Facility	(26.5)	—	—	(26.5)
Cash Dividends Paid	(2.2)	(26.5)	26.5	(2.2)
Principal Payments on Long-Term Debt	(0.5)	—	—	(0.5)
Capital Contributions from RACI Holding, Inc.	3.2	—	—	3.2
Amount Paid on Behalf of RACI Holding, Inc.	(0.6)	—	—	(0.6)
Decrease Book Overdraft	3.3	—	—	3.3

Net Cash Used in Financing Activities	(23.3)	(26.5)	26.5	(23.3)

Increase (Decrease) in Cash and Cash Equivalents	—	—	—	—
Cash and Cash Equivalents at Beginning of Period	0.4	—	—	0.4

Cash and Cash Equivalents at End of Period	$0.4	—	—	$0.4

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

REMINGTON ARMS COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
December 31, 2003

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co. and Subsidiaries
Operating Activities
Net Cash Used in Operating Activities	$(7.2)	$(0.1)	$—	$(7.3)

Investing Activities
Capital Expenditures	(6.9)	—	—	(6.9)

Net Cash Used in Investing Activities	(6.9)	—	—	(6.9)

Financing Activities
Net Borrowings from Revolving Credit Facility	17.3	—	—	17.3
Cash Dividends Paid	(103.3)	—	—	(103.3)
Proceeds from Issuance of Long-Term Debt	200.0	—	—	200.0
Principal Payments on Long-Term Debt	(87.8)	—	—	(87.8)
Capital Contributions from RACI Holding, Inc.	4.5	—	—	4.5
Book Overdraft	(4.1)	—	—	(4.1)
Debt Issuance Costs	(12.4)	—	—	(12.4)

Net Cash Provided by Financing Activities	14.2	—	—	14.2

Increase (Decrease) in Cash and Cash Equivalents	0.1	(0.1)	—	—
Cash and Cash Equivalents at Beginning of Period	0.3	0.1	—	0.4

Cash and Cash Equivalents at End of Period	$0.4	$—	$—	$0.4

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

REMINGTON ARMS COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
December 31, 2002

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co. and Subsidiaries
Operating Activities
Net Cash Provided by Operating Activities	$21.2	$—	$—	$21.2

Investing Activities
Capital Expenditures	(6.9)	—	—	(6.9)

Net Cash Used in Investing Activities	(6.9)	—	—	(6.9)

Financing Activities
Net Payments under Revolving Credit Facility	(14.0)	—	—	(14.0)
Book Overdraft	3.0	—	—	3.0
Principal Payments on Long-Term Debt	(1.1)	—	—	(1.1)
Cash dividends paid	(15.1)	—	—	(15.1)

Net Cash Used by Financing Activities	(27.2)	—	—	(27.2)

Increase (Decrease) in Cash and Cash Equivalents	(13.0)	—	—	(13.0)
Cash and Cash Equivalents at Beginning of Period	13.3	0.1	—	13.4

Cash and Cash Equivalents at End of Period	$0.3	$0.1	$—	$0.4

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

Note 25—Quarterly Financial Data (unaudited) (Restated)

2004	As Reported First	As Restated First	As Reported Second	As Restated Second	As Reported Third	As Restated Third	As Reported Fourth	As Restated Fourth
Net Sales	$83.9	$83.9	$87.2	$87.2	$119.2	$119.2	$102.7	$102.7
Gross Profit	19.5	19.5	16.5	16.5	29.1	29.1	25.4	25.4
(Loss) Income from continued operations	(4.0)	(3.9)	(7.3)	(7.3)	3.9	4.0	3.5	3.5
Net (Loss) Income from continued operations	(2.5)	(2.4)	(4.3)	(4.3)	0.9	0.9	(11.7)	(11.9)
Net (Loss) Income from discontinued operations	(0.2)	(0.2)	0.3	0.3	—	—	(0.1)	(0.1	)-
Gain on Sale of Assets	13.0	13.0	0.5	0.5	—	—	0.1	0.1
Net Income (Loss) (1)	10.3	10.4	(3.5)	(3.5)	0.9	0.9	(11.7)	(11.9)

2003	As Reported First	As Restated First	As Reported Second	As Restated Second	As Reported Third		As Restated Third		As Reported Fourth	As Restated Fourth
Net Sales(2)	$81.0 (3)	$81.0 (3)	$80.2 (4)	$80.1 (4)	$112.0	(5)	$112.1	(5)	$87.5 (6)	$87.5 (6)
Gross Profit(2)	21.4	21.4	19.0	19.0	30.3		30.3		19.8	19.8
(Loss) Income from continued operations	(7.7)	(7.7)	(2.8)	(2.8)	6.5		6.6		(3.6)	(3.6)
Net (Loss) Income from continued operations	(4.8)	(4.8)	(1.7)	(1.7)	4.0		4.1		(2.1)	(2.2)
Net Income from discontinued operations	0.6	0.6	0.5	0.5	0.2		0.2		0.1	0.1
Net (Loss) Income	(4.2)	(4.2)	(1.2)	(1.2)	4.2		4.3		(2.0)	(2.1)

(1)	A valuation allowance of $15.5 was recorded on the Company’s deferred tax asset in December 2004 - see Note 19.

(2)	Previous quarters for 2003 were reclassified to include discontinued operations - see Note 4.

(3)	Sales of $4.8 were reclassified to Income from Discontinued Operations

(4)	Sales of $4.5 were reclassified to Income from Discontinued Operations

(5)	Sales of $3.9 were reclassified to Income from Discontinued Operations

(6)	Sales of $3.2 were reclassified to Income from Discontinued Operations

Schedule II

REMINGTON ARMS COMPANY, INC.

Valuation and Qualifying Accounts
Years Ended December 31, 2004, 2003, and 2002
(Dollars in Millions)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions to Reserve	Balance at End of Period
Description:
Deducted from Asset Account:
Allowance for Doubtful Accounts

YEAR ENDED
December 31, 2004	$(0.5)	$0.0	$0.0	$(0.5)

YEAR ENDED
December 31, 2003	$(2.1)	$0.8	$0.8	$(0.5)

YEAR ENDED
December 31, 2002	$(5.1)	$0.3	$2.7	$(2.1)

Description:
Deducted from Asset Account:
Inventory Reserves

YEAR ENDED
December 31, 2004	$(2.7)	$(0.9)	$2.0	$(1.6)

YEAR ENDED
December 31, 2003	$(2.5)	$(1.8)	$1.6	$(2.7)

YEAR ENDED
December 31, 2002	$(2.5)	$(1.2)	$1.2	$(2.5)

Description:
Deducted from Asset Account:
Valuation allowance for deferred tax assets

YEAR ENDED
December 31, 2004 (Restated)	$0.0	$(15.5)	$0.0	$(15.5)

YEAR ENDED
December 31, 2003	$0.0	$0.0	$0.0	$0.0

YEAR ENDED
December 31, 2002	$0.0	$0.0	$0.0	$0.0

Item 9A. Controls and Procedures

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

          As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to the consolidated financial statements included elsewhere in this Form 10-K/A, we have restated our previously issued financial statements for the years 2004, 2003 and 2002, including interim periods in 2004 and the first quarter of 2005, to reflect the correction of a methodological error related to our reserve for potential healthcare claims which resulted from the use of inaccurate data and methologies.

          Impact of the Restatement on Disclosure Controls and Procedures. As of and for the period ended December 31, 2004 (the “Evaluation Date”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

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

          Impact of the Restatement on Internal Control over Financial Reporting. Our management considered the control deficiency in internal control over financial reporting which resulted in the need to restate our previously issued financial statements as disclosed in Note 3 to the accompanying consolidated financial statements included in this Form 10-K/A. We reviewed and analyzed the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29 and SAB Topic 5 F, “Accounting Changes Not Retroactively Applied Due to Immateriality.” As part of the analysis, our management considered the impact of the restatement adjustment on the financial statements of prior interim or annual periods taken as a whole. Our management determined to restate our previously issued financial statements because the cumulative impact of the error, if recorded in the current period, would have been material to the current year’s reported net earnings, and not material to prior interim or annual periods taken as a whole. Based on our review and analysis including the foregoing, our management also concluded that the control deficiency in internal control over financial reporting that resulted in the restatement of the prior period financial statements did not constitute a material weakness. This control deficiency has been reported to the audit committee by our management in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. In addition, our management has corrected the control deficiency by reviewing our methodologies and utilizing more accurate data in our analysis of potential healthcare claims. Management believes that there have been no changes or other events that occurred during the fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)	Financial Statements
		Page
	Report of Independent Registered Public Accounting Firm	37
	Consolidated Balance Sheets as of December 31, 2004 and 2003	38
	Consolidated Statements of Operations for the years ended
	December 31, 2004, 2003, and 2002	39
	Consolidated Statements of Cash Flows for the years ended
	December 31, 2004, 2003, and 2002	40
	Consolidated Statements of Shareholder’s Equity and Comprehensive
	Income (Loss) for the years ended December 31, 2004, 2003, and 2002	41
	Notes to the Consolidated Financial Statements	42
(2)	Financial Statement Schedule

	Valuation and Qualifying Accounts	74

(3)	List of Exhibits	79

SIGNATURES

          Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of August 2, 2005.

REMINGTON ARMS COMPANY, INC.

By:	/S/ THOMAS L. MILLNER —————————————————————— Name: Thomas L. Millner Title: Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 2, 2005.

Signature	Title	Date

/s/ Thomas L. Millner —————————————— Thomas L. Millner	Chief Executive Officer, President and Director	August 2, 2005

/s/ Mark A. Little —————————————— Mark A. Little	Executive Vice President, Chief Financial Officer, and Chief Administrative Officer	August 2, 2005

—————————————— Leon J. Hendrix, Jr.	Chairman and Director	August 2, 2005

/s/ B. Charles Ames —————————————— B. Charles Ames	Chairman and Director	August 2, 2005

/s/ Michael G. Babiarz —————————————— Michael G. Babiarz	Director	August 2, 2005

/s/ Bobby R. Brown —————————————— Bobby R. Brown	Director	August 2, 2005

—————————————— Richard A. Gilleland	Director	August 2, 2005

—————————————— Richard E. Heckert	Director	August 2, 2005

/s/ Hubbard C. Howe —————————————— Hubbard C. Howe	Director	August 2, 2005

/s/ Thomas E. Ireland —————————————— Thomas E. Ireland	Director	August 2, 2005

/s/ Thomas F. L’Esperance —————————————— Thomas F. L’Esperance	Director	August 2, 2005

Signature	Title	Date

—————————————— H. Norman Schwarzkopf	Director	August 2, 2005

/s/ Stephen C. Sherrill —————————————— Stephen C. Sherrill	Director	August 2, 2005

EXHIBIT INDEX
Form 10-K/A for Fiscal Year Ended December 31, 2004

Exhibit Number	Description of Document

2.1	Asset Purchase Agreement, dated as of November 24, 1993, among Remington Arms Company, Inc., formerly named RACI Acquisition Corporation (“Remington”), E.I. du Pont de Nemours and Company (“DuPont”) and Sporting Goods Properties, Inc., formerly named Remington Arms Company, Inc. (“Sporting Goods”); previously filed as Exhibit 2.1 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996 by Remington and Holding, and herein incorporated by reference.

2.2	Understanding and Agreement Regarding Product Liability Litigation, dated as of June 1, 1996 between DuPont and Remington; previously filed as Exhibit 2.2 to Amendment No. 2 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed April 23, 1997 by Remington and Holding, and herein incorporated by reference.

2.3	Non-Competition Agreement, dated as of December 1, 1993, among DuPont, Sporting Goods and Remington; previously filed as Exhibit 2.3 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996 by Remington and Holding, and herein incorporated by reference.

2.4	Product Liability Services and Defense Coordination Agreement, dated as of December 1, 1993, among DuPont, Sporting Goods and Remington; previously filed as Exhibit 2.4 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996 by Remington and Holding, and herein incorporated by reference.

2.5	Environmental Liability Services Agreement, dated as of December 1, 1993, between DuPont and Remington; previously filed as Exhibit 2.5 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996 by Remington and Holding, and herein incorporated by reference.

3.1	Certificate of Incorporation of Remington, dated October 21, 1993, as amended on November 23, 1993; previously filed as Exhibit 3.3 to Registration Statement No. 33-74194, under the Securities Act of 1933, as amended, filed January 14, 1994 by Remington and Holding, and herein incorporated by reference.

3.2	By-laws of Remington (contained in exhibit 10.12).

3.3	Certificate of Formation of RA Brands L.L.C., dated June 29, 2000, previously filed as Exhibit 3.5 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed May 16, 2003 by Remington and Holding, and herein incorporated by reference.

3.4	Limited Liability Company Agreement of RA Brands, L.L.C. dated June 30, 2000, previously filed as Exhibit 3.6 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed May 16, 2003 by Remington and Holding, and herein incorporated by reference.

3.5	Certificate of Incorporation of RA Factors, Inc. dated January 2, 2001, previously filed as Exhibit 3.7 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed May 16, 2003 by Remington and Holding, and herein incorporated by reference.

3.6	By-Laws of RA Factors, Inc., previously filed as Exhibit 3.8 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed May 16, 2003 by Remington and Holding, and herein incorporated by reference.

4.1	Specimen of Holding Class A Common Stock Certificate; previously filed as Exhibit 4.1 to Holding’s Annual Report on Form 10-K, filed March 30, 1998, and herein incorporated by reference.

4.2	Specimen of Holding Class B Common Stock Certificate; previously filed as Exhibit 4.2 to Holding’s Annual Report on Form 10-K, filed March 30, 1998, and herein incorporated by reference.

4.3	Sublease, dated as of March 1, 1987, between S&K Industries, Inc., as lessor, and Remington as assignee of DuPont, as lessee (agreement to furnish such sublease to the Securities and Exchange Commission upon its request); previously filed as Exhibit 4.17 to Holding’s Annual Report on Form 10-K, filed March 30, 1998, and herein incorporated by reference.

10.1	Indenture, dated as of January 24, 2003 among Remington, RBC Holding, Inc., RA Brands, LLC, RA Factors, Inc. and U.S. Bank National Association with respect to Remington’s 10½% Senior Notes due 2011, previously filed as Exhibit 4.7 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003 by Remington and Holding, and herein incorporated by reference.

Exhibit Number	Description of Document

10.2	Filed as Exhibit 2.1.

10.3	Filed as Exhibit 2.2.

10.4	Filed as Exhibit 2.3.

10.5	Filed as Exhibit 2.4.

10.6	Filed as Exhibit 2.5.

10.7	Filed as Exhibit 4.3.

10.8	Filed as Exhibit 4.7.

10.9	Investment Agreement, dated as of December 19, 2002, by and among Holding, the C&D Fund and the BRS Fund, previously filed as Exhibit 10.9 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.10	Amended and Restated Registration and Participation Agreement, dated as of February 12, 2003, by and among the BRS Fund, Holding, C&D Fund and Fund IV Distributees, and acknowledged and consented to by Remington, previously filed as Exhibit 10.10 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003 by Remington and Holding, and herein incorporated by reference.

10.11	Stock Subscription Agreement, dated as of November 30, 1993, between Holding and the C&D Fund; previously filed as Exhibit 10.15 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996 by Remington and Holding, and herein incorporated by reference.

10.12	Shareholders Agreement, dated as of February 12, 2003, by and among Holding, C&D Fund, the BRS Fund and Fund IV Distributees, previously filed as Exhibit 10.12 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.13	Indemnification Agreement, dated as of November 30, 1993, among Remington, Holding, Clayton, Dubilier & Rice, Inc. and the C&D Fund; previously filed as Exhibit 10.16 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996 by Remington and Holding, and herein incorporated by reference.

10.14	Indemnification Agreement, dated as of February 12, 2003, among Remington, Holding, Bruckmann, Rosser, Sherrill & Co L.L.C. and BRS Fund II, previously filed as Exhibit 10.14 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.15	Second Amended and Restated Consulting Agreement, dated as of February 12, 2003, among Holding, Remington and Clayton, Dubilier & Rice, Inc. and Bruckmann, Rosser, Sherrill & Co., L.L.C, previously filed as Exhibit 10.15 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.16	Consulting Agreement, dated as of February 12, 2003, among Holding, Remington and Bruckmann, Rosser, Sherrill & Co. L.L.C. and Clayton, Dubilier & Rice, Inc, previously filed as Exhibit 10.16 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.17	Credit Agreement, dated January 24, 2003, among Remington and RA Factors, Inc., Wachovia Bank, National Association, as administrative and collateral agent, Fleet Capital Corporation, National City Commercial Finance, Inc., and the other Financial Institutions Parties thereto from time to time, previously filed as Exhibit 10.17 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.18	Borrower Security Agreement, dated January 24, 2003, between Remington Arms Company, Inc. and Wachovia Bank, National Association, as administrative and collateral agent, previously filed as Exhibit 10.18 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.19	Borrower Security Agreement, dated January 24, 2003, between RA Factors, Inc. and Wachovia Bank, National Association, as administrative and collateral agent, previously filed as Exhibit 10.19 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.20	Subsidiary Security Agreement, dated as of January 24, 2003, between RA Brands, L.L.C. and Wachovia Bank, National Association, as administrative and collateral agent, previously filed as Exhibit 10.20 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.21	Pledge Agreement, dated January 24, 2003, between RA Brands, L.L.C. and Wachovia Bank, National Association, as administrative and collateral agent, previously filed as Exhibit 10.22 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.22	Pledge Agreement, dated January 24, 2003, between Remington Arms Company, Inc. and Wachovia Bank, National Association, as administrative and collateral agent, previously filed as Exhibit 10.23 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.23	Pledge Agreement, dated January 24, 2003, between RACI Holding, Inc. and Wachovia Bank, National Association, as administrative and collateral agent, previously filed as Exhibit 10.25 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.24	Patent and Trademark Security Agreement, dated January 24, 2003, between RA Brands, L.L.C. and Wachovia Bank, National Association, as administrative and collateral agent, previously filed as Exhibit 10.26 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.25	Subsidiary Guaranty, dated January 24, 2003, between RA Brands, L.L.C. and Wachovia Bank, National Association, as administrative and collateral agent, previously filed as Exhibit 10.27 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.26	Contribution Agreement, dated January 24, 2003, by and among Remington Arms Company, Inc., RA Factors, Inc., RA Brands, L.L.C., and RBC Holding, Inc., and Wachovia Bank, National Association, as administrative and collateral agent, previously filed as Exhibit 10.29 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.27	Form of Director Stock Subscription Agreement; previously filed as Exhibit 10.2 by Holding in its Form 10-Q for the quarter ended September 30, 1997, and herein incorporated by reference.*

10.28	Form of Executive Employment Agreement, previously filed as Exhibit 10.38 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed July 7, 2003, by Remington and Holding, and herein incorporated by reference.*

10.29	Director Stock Subscription Agreement; previously filed as Exhibit 10.1 to Holding’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.*

10.30	Director Matching Deferred Share Award Agreement; previously filed as Exhibit 10.2 to Holding’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.*

10.31	1999 RACI, Holding, Inc. Stock Incentive Plan; previously filed as Exhibit 10.3 to the Holding’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.*

10.32	Form of Management Stock Subscription Agreement; previously filed as Exhibit 10.4 to Holding’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.*

10.33	Form of Management Stock Subscription Agreement--Performance Option; previously filed as Exhibit 10.5 to Holding’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.*

10.34	Form of Management Stock Subscription Agreement--Service Option; previously filed as Exhibit 10.6 to Holding’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.*

10.35	Form of Stock Purchase Right Deferred Share Award Agreement; previously filed as Exhibit 10.7 to Holding’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.*

10.36	Form of Matching Deferred Share Award Agreement; previously filed as Exhibit 10.8 to Holding’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.*

10.37	Profit Based Bonus Plan; previously filed as Exhibit 10.11 to Holding’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.*

10.38	Form of Management Stock Subscription Agreement; previously filed as Exhibit 10.46 to Holding’s Annual Report on Form 10-K, filed March 8, 2002, and herein incorporated by reference.*

10.39	Form of Management Stock Option Agreement; previously filed as Exhibit 10.47 to Holding’s Annual Report on Form 10-K, filed March 8, 2002, and herein incorporated by reference.*

10.40	Form of Deferred Share Award Agreement; previously filed as Exhibit 10.48 to Holding’s Annual Report on Form 10-K, filed March 8, 2002, and herein incorporated by reference.*

10.41	RACI Holding, Inc. 2003 Stock Option Plan, adopted June 13, 2003, previously filed as Exhibit 10.53 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed July 7, 2003, by Remington and Holding, and herein incorporated by reference.*

10.42	Form of RACI Holding, Inc. Management Stock Option Agreement, dated as of June 13, 2003, previously filed as Exhibit 10.54 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed July 7, 2003, by Remington and Holding, and herein incorporated by reference.*

10.43	Form of RACI Holding, Inc. Director Stock Option Agreement, dated as of June 13, 2003, previously, filed as Exhibit 10.55 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed July 7, 2003, by Remington and Holding, and herein incorporated by reference.*

10.44	Form of RACI Holding, Inc. Management Stock Subscription Agreement, previously filed as Exhibit 10.56 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed July 7, 2003, by Remington and Holding, and herein incorporated by reference.*

10.45	Form of RACI Holding, Inc. Director Stock Subscription Agreement, previously filed as Exhibit 10.57 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed July 7, 2003, by Remington and Holding, and herein incorporated by reference.*

10.46	First Amendment to Credit Agreement, dated June 30, 2003, by and among Remington, RA Factors, Inc., Wachovia Bank, National Association, as Agent and Lender and other financial institutions party to the Credit Agreement, previously filed as Exhibit 10.58 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed July 7, 2003, by Remington and Holding, and herein incorporated by reference.

10.47	Second Amendment to Credit Agreement, dated as of October 31, 2003, by and among Remington, RA Factors, Inc., Wachovia Bank, National Association, as Agent and Lender and other financial institutions party to the Credit Agreement, previously filed as Exhibit 10.59 to Registration Statement No. 333-104141, under the Securities Act of 1933, filed November 14, 2003, by Remington, and herein incorporated by reference.

10.48	Third Amendment, dated as of February 9, 2004, to Credit Agreement, dated as of January 24, 2003, among Remington, RA Factors, Inc., Wachovia Bank, National Association, as Agent and the lenders from time to time party thereto, previously filed as Exhibit 10.2 to Registration Statement No. 333-104141 on Form 8-K, under the Securities Act of 1933, filed February 18, 2004, by Remington and Holding, and herein incorporated by reference.*

10.49	Asset Purchase Agreement, dated February 6, 2004, among Remington Arms Company, Inc., RA Brands, L.L.C., Pure Fishing, Inc., Pure Fishing, I, LLC and Pure Fishing II, LLC, previously filed as Exhibit 10.1 to Remington’s report on Form 8-K, under the Securities Act of 1933, filed February 19, 2004, and herein incorporated by reference.

10.50	Fourth Amendment, dated as of February 8, 2005, to the Credit Agreement, dated as of January 24, 2003, among Remington, RA Factors, Inc., Wachovia Bank, National Association, as Agent and lenders from time to time party hereto, previously filed as Exhibit 10.1 to Remington’s Form 8-K, under the Securities Act of 1933, filed February 11, 2005, and herein incorporated by reference.

10.51	Form of Death Benefit Plan. *

10.52	Description of 2005 Incentive Compensation Plan. *

10.53	Special Supplemental Retirement Plan for Paul Cahan. *

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.2	Form of Proxy set to security holders for 2004 annual meeting.

99.3	Notice of Annual Meeting and Instructions sent to security holders for 2004 annual meeting.

*	Management contract or compensatory plan or arrangement.

**	The following exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. In addition, Exhibit No. 32.1 and Exhibit No. 32.2 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Act of 1934.