Form 10-Q/A
period 2005-03-31
REMINGTON ARMS CO INC/
filed 2005-08-08
CIK 916504

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

          This Form 10-Q/A amends our Form 10-Q filed May 13, 2005. We have restated our interim financial statements for the period ended March 31, 2005 to reflect the correction of a methodological error related to our reserve for potential healthcare claims which resulted from the use of inaccurate data and methodologies, as disclosed in our Form 8-K filing dated July 21, 2005. The error resulted in the Company’s healthcare accrual being understated by approximately $0.7 million as of December 31, 2004. The resulting impact on operations from the correction of this error was to decrease the Company’s net loss for the quarter ended March 31, 2005 by $0.1 million and to increase the Company’s net income for the quarter ended March 31, 2004 by $0.1 million.

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

          All amounts referenced in this Form 10-Q/A, including the 2004 interim period, reflect the relevant amounts on a restated basis. We refer you to our amended Annual Report on Form 10-K/A for the year ended December 31, 2004 for additional information on the impact of this correction of methodological error on other previously issued financial statements.

          Items from our Form 10-Q filed May 13, 2005 not included in this Form 10-Q/A remain unamended.

REMINGTON ARMS COMPANY, INC.

FORM 10-Q/A

March 31, 2005

Remington Arms Company, Inc.
Consolidated Balance Sheets
(Dollars in Millions, Except Per Share Data)

	Unaudited

	Restated	Restated	Restated

	March 31, 2005	December 31, 2004	March 31, 2004

ASSETS
Current Assets
Cash and Cash Equivalents	$0.2	$0.4	$0.2
Accounts Receivable Trade - net	123.8	81.2	105.4
Inventories - net	110.4	92.6	98.0
Supplies	7.1	7.2	6.3
Prepaid Expenses and Other Current Assets	12.1	9.1	14.2
Deferred Tax Assets	—	—	9.8

Total Current Assets	253.6	190.5	233.9

Property, Plant and Equipment - net	74.0	75.3	73.8
Goodwill and Intangibles - net	59.1	62.7	62.7
Debt Issuance Costs - net	7.8	8.7	10.1
Other Noncurrent Assets	14.7	14.4	14.5
Deferred Tax Assets	—	—	0.7

Total Assets	$409.2	$351.6	$395.7

LIABILITIES AND (ACCUMULATED DEFICIT) SHAREHOLDER’S EQUITY
Current Liabilities
Accounts Payable	$30.0	$24.5	$29.3
Book Overdraft	5.3	10.0	4.4
Short-Term Debt	4.0	—	4.8
Current Portion of Long-Term Debt	0.6	0.6	0.5
Current Portion of Product Liability	2.2	2.2	2.4
Income Taxes Payable	0.6	0.8	7.7
Deferred Tax Liabilities	1.0	1.5	—
Other Accrued Liabilities	38.8	35.0	40.2

Total Current Liabilities	82.5	74.6	89.3

Long-Term Debt, net of Current Portion	261.3	202.9	224.4
Retiree Benefits	48.9	47.1	44.8
Product Liability, net of Current Portion	11.8	11.2	12.2
Deferred Tax Liabilities	3.7	4.2	—
Other Long-Term Liabilities	1.8	1.7	1.2

Total Liabilities	410.0	341.7	371.9

Commitments and Contingencies

(Accumulated Deficit) Shareholder’s Equity
Total (Accumulated Deficit) Shareholder’s Equity	(0.8)	9.9	23.8

Total Liabilities and (Accumulated Deficit) Shareholder’s Equity	$409.2	$351.6	$395.7

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statements of Operations
(Dollars in Millions)

	Unaudited

	Year-to-Date March 31,

	Restated 2005	Restated 2004

Net Sales (1)	$84.9	$83.9

Cost of Goods Sold	67.2	64.4

Gross Profit	17.7	19.5

Selling, General and Administrative Expenses	16.8	16.2

Research and Development Expenses	1.4	1.5

Impairment Charges	3.7	—

Other Income	(0.1)	(0.4)

Operating (Loss) Profit	(4.1)	2.2

Interest Expense	6.3	6.1

Loss from Continuing Operations before Income Taxes, Equity in (Earnings) Losses from Unconsolidated Joint Venture and Sale of Assets	(10.4)	(3.9)

Income Tax Benefit	(0.6)	(1.5)

Equity in Loss from Unconsolidated Joint Venture, net of tax of zero for the year-to-date period ended March 31, 2005	0.2	—

Net Loss from Continuing Operations before Discontinued Operations and Sale of Assets	(10.0)	(2.4)

Loss from Discontinued Operations, net of tax benefit of zero and $0.1 for the year-to-date periods ended March 31, 2005 and 2004, respectively	(0.1)	(0.2)

Gain on Sale of Assets, net of tax expense of $9.4 for the year-to-date period ended March 31, 2004	—	13.0

Net (Loss) Income	$(10.1)	$10.4

(1) Sales are presented net of Federal Excise taxes of $6.6 and $6.8 for the year-to-date periods ended March 31, 2005 and 2004, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statements of Cash Flows
(Dollars in Millions)

	Unaudited

	Year-To-Date March 31,

	Restated 2005	Restated 2004

Operating Activities
Net Income (Loss)	$(10.1)	$10.4
Adjustments to reconcile Net Income (Loss) to Net Cash used in Operating Activities:
Impairment Charges	3.7	—
Depreciation and Amortization	2.8	2.8
Write-off of Debt Acquistion Costs	0.5	—
Equity in Loss from Unconsolidated Joint Venture, net of tax	0.2	—
Gain on Sale of Assets Held for Sale	—	(22.4)
Loss on Disposal of Assets	0.1	0.2
Provision for Retiree Benefits	1.8	2.1
Provision (Benefit) for Deferred Income Taxes, net	(1.0)	2.2
Changes in Operating Assets and Liabilities:
Accounts Receivable Trade - net	(42.6)	(38.3)
Inventories	(17.8)	(12.3)
Supplies	0.1	0.4
Prepaid Expenses and Other Current Assets	1.0	(2.6)
Other Noncurrent Assets	(0.2)	(0.2)
Accounts Payable	5.5	9.2
Product Liabilities	0.6	(0.6)
Income Taxes Payable	(0.2)	5.2
Other Accrued and Long-Term Liabilities	3.0	10.5

Net Cash used in Operating Activities from Continuting Operations	(52.6)	(33.4)
Net Cash provided by Discontinued Operations	—	0.1

Net Cash used in Operating Activities	(52.6)	(33.3)

Investing Activities
Proceeds from Sale of Assets, net	—	41.5
Purchase of Property, Plant and Equipment	(1.2)	(0.5)
Cash Contribution to Unconsolidated Joint Venture	(0.3)	—

Net Cash (used in) provided by Investing Activities	(1.5)	41.0

Financing Activities
Proceeds from Revolving Credit Facility	87.5	45.4
Payments on Revolving Credit Facility	(29.0)	(50.9)
Principal Payments on Long-Term Debt	(0.1)	(0.1)
Capital Contributions from RACI Holding, Inc.	0.2	—
Decrease Book Overdraft	(4.7)	(2.3)

Net Cash provided by (used in) Financing Activities	53.9	(7.9)

Decrease in Cash and Cash Equivalents	(0.2)	(0.2)
Cash and Cash Equivalents at Beginning of Period	0.4	0.4

Cash and Cash Equivalents at End of Period	$0.2	$0.2

Supplemental Cash Flow Information:
Cash Paid During the Period for:
Interest	$0.5	$0.4
Income Taxes	$—	$—
Noncash Financing Activities:
Financing of insurance policies	$4.0	$4.8

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statement of Shareholder’s Equity (Accumulated Deficit) and Comprehensive Loss
(Dollars in Millions)
(Unaudited)

	Paid-in Capital	Accumulated Other Comprehensive Income	Restated Accumulated Deficit	Restated Total Shareholder’s Equity (Accumulated Deficit)

Balance, December 31, 2004	$89.0	$0.6	$(79.7)	$9.9

Comprehensive Loss:
Net Loss	—	—	(10.1)	(10.1)
Other comprehensive income:
Net derivative gains, net of tax effect of $0.1	—	0.1	—	0.1
Net derivative gains reclassified as earnings, net of tax effect of ($0.5)	—	(0.9)	—	(0.9)

Total Comprehensive Loss	—	(0.8)	(10.1)	(10.9)

Contributions from RACI Holding, Inc.	0.2	—	—	0.2

Balance, March 31, 2005	$89.2	$(0.2)	$(89.8)	$(0.8)

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

          A revision to the classification from liabilities to assets of estimated insurance proceeds from product liability and workers compensation was made to financial information from prior periods to conform with the current presentation format.  The change in classification did not have a material impact on any previously reported financial condition, results of operations or cash flows of the Company.  In addition, as a result of the sale of specified assets of the fishing line business on February 9, 2004, the results of these operations have been included in discontinued operations and results from prior periods have been reclassified accordingly. See Note 4.

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

          All amounts referenced in this Quarterly Report on Form 10-Q/A for March 31, 2005, reflect relevant amounts on a restated basis.

          The tables below set forth the effect of the adjustments as of and for the quarters ended March 31, 2005 and 2004, as applicable:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

Restated Consolidated Balance Sheet and Consolidated Statement of Shareholder’s Equity (Accumulated Deficit) and Comprehensive Loss Amounts

	March 31, 2005		December 31, 2004		March 31, 2004

	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated

Deferred Tax Assets (current)	$0.0	$0.0	$0.0	$0.0	$9.4	$9.8
Total Current Assets	253.6	253.6	190.5	190.5	233.5	233.9
Other Accrued Liabilities	38.2	38.8	34.3	35.0	39.3	40.2
Total Current Liabilities	81.9	82.5	73.9	74.6	88.4	89.3
Accumulated Deficit	(89.2)	(89.8)	(79.0)	(79.7)	(62.5)	(63.0)
Total Shareholder’s Equity (Accumulated Deficit)	(0.2)	(0.8)	10.6	9.9	24.3	23.8

Restated Consolidated Statement of Operations Amounts

	2005		2004

	As Reported	As Restated	As Reported	As Restated

Selling, General and Administrative Expenses	$16.9	$16.8	$16.3	$16.2
Operating Profit (Loss)	(4.2)	(4.1)	2.1	2.2
Loss from Continuing Operations before Income Taxes, Equity in Losses from Unconsolidated Joint Venture and Sale of Assets	(10.5)	(10.4)	(4.0)	(3.9)
Net Loss from Continuing
Operations before Discontinued
Operations and Sale of Assets	(10.1)	(10.0)	(2.5)	(2.4)
Net Income (Loss)	(10.2)	(10.1)	10.3	10.4

Restated Consolidated Statement of Cash Flows Amounts

	March 31, 2005		March 31, 2004

	As Reported	As Restated	As Reported	As Restated

Net Income (Loss)	($10.2)	($10.1)	$10.3	$10.4
Provision (Benefit) for Deferred Income Taxes, net	(1.0)	(1.0)	2.2	2.2
Other Accrued and Long-Term Liabilities	3.1	3.0	10.6	10.5

Note 3 – Impairment Charges

          As of March 31, 2005, the Company performed an evaluation for impairment on its goodwill, trademarks, and fixed assets for the Clay Targets reporting unit and recorded associated impairment charges of $3.7 in the accompanying statement of operations, which were composed of goodwill impairment of $2.9, indefinite-lived trademark impairment of $0.7, and fixed asset impairment of $0.1.  The Clay Targets reporting unit is included in the All Other reporting segment in Note 16.  The evaluation resulted from the Company being notified by its primary supplier of a critical raw material to the Company’s Clay Targets business that it would stop supplying the Company beginning in the third quarter of 2005 and for which no alternative supplier has currently been located.  Management considers the loss of the supplier a change in the business climate that created a specific “triggering event” necessitating such a review.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

          The impairment of trademarks was assessed in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  The impairment test required us to estimate the fair value of our trademarks.  We tested these trademarks at the reporting unit level.  We estimated fair value using a discounted cash flow model.  Under this model, we utilized estimated revenue and cash flow forecasts, as well as assumptions of terminal value, together with an applicable discount rate, to determine fair value.  We then compared the carrying value of the trademark to its fair value.  Since the fair value of the trademark was less than its carrying value, the difference of $0.7 was the impairment charge recorded.

          The impairment for long-lived assets was assessed in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets(“SFAS 144”).  We operate this reporting unit with two plant locations; therefore, we performed our testing of the asset groups at the plant level, as this is the lowest level for which identifiable cash flows are available.  In performing the test, we determined that the total of the expected future undiscounted cash flows directly related to the existing service potential of the asset group for one of the plant locations was less than the carrying value of that asset group; therefore, the analysis indicated an impairment charge for this plant location.  Fair value for this plant location was determined using a market approach for the associated building and land, and a remaining utility approach for the equipment.  The impairment charge of $0.1 represented the difference between the fair value of the asset group and its carrying value.

          The impairment of goodwill was assessed in accordance with the provisions of SFAS 142.  SFAS 142 indicates that if other types of assets (in addition to goodwill) of a reporting unit are being tested for impairment at the same time as goodwill, then those assets are to be tested for impairment prior to performing the goodwill impairment testing.  Accordingly, in accordance with SFAS 142 the impairment charges noted above reduced the carrying value of the reporting units when performing the impairment test for goodwill.  The goodwill impairment test required us to estimate the fair value of our overall business enterprise at the reporting unit level.  We estimated fair value using a discounted cash flow model.  Under this model, we utilized estimated revenue and cash flow forecasts, as well as assumptions of terminal value, together with an applicable discount rate, to determine fair value.  We then compared the carrying value of the reporting unit to its fair value.  Since the fair value of the reporting unit was below zero, an impairment charge of $2.9, associated with the remaining balance of goodwill for the reporting unit, was recorded.

          The impairment charges noted above are estimates that have yet to be finalized as management is currently evaluating its options for the reporting unit, including seeking another supplier, which are recorded based upon the provisions of the above referenced statements as well as Statement of Financial Accounting Standard No. 5, Accounting for Contingencies (“SFAS 5”).  Accordingly, these estimated amounts may change in subsequent periods and other charges may be necessary based on the outcome of this evaluation.  At March 31, 2005, the remaining carrying value associated with this reporting unit for trademarks and fixed assets are $2.0.

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

          The purchase price paid to Remington and RA Brands for the assets sold was $44.0 in cash.  At the time of the closing of the sale, the Company applied $43.0 of cash proceeds to pay down the then outstanding balance under Remington’s senior secured revolving credit facility (as amended to date, the “Credit Facility”), and applied the remaining $1.0 of cash proceeds to repay Credit Facility borrowings

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

later that year. The assets sold had a net book value of approximately $17.9 and Remington retained net working capital of approximately $1.7. As disclosed in our December 31, 2004 financial statements, the gain that was recorded in 2004 on the sale of discontinued operations was approximately $13.6, net of income taxes.  The gain of approximately $13.0 reported as of March 31, 2004 reflected management’s estimate of remaining costs associated with the sale based on remaining obligations with respect to the sale at that time.

          Pursuant to the Stren Asset Purchase Agreement, Remington agreed not to compete with the Purchasers in the fishing line business for a period of five years.

          The following represents a summary of key components of loss from discontinued operations:

	March 31, 2005	March 31, 2004

Discontinued Operations:
Net Sales	$—	$1.9
Pre-tax operating loss	(0.1)	(0.1)
Interest expense allocation	—	0.1
Loss from operations, after tax	(0.1)	(0.2)

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

Note 5 – Inventories

          Inventories consisted of the following at:

	(Unaudited)

	March 31, 2005	December 31, 2004	March 31, 2004

Raw Materials	$19.4	$17.5	$15.4
Semi-Finished Products	21.1	19.3	18.7
Finished Products	69.9	55.8	63.9

Total	$110.4	$92.6	$98.0

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

Note 6 – Other Accrued Liabilities (Restated)

          Other Accrued Liabilities consisted of the following at:

	(Unaudited)

	March 31, 2005	December 31, 2004	March 31, 2004

Marketing	$4.1	$6.2	$4.6
Healthcare	7.3	7.4	7.9
Retiree Benefits (current portion)	7.1	7.1	6.2
Workers Compensation	3.5	3.3	2.7
Interest	7.1	1.8	7.0
Other	9.7	9.2	11.8

Total	$38.8	$35.0	$40.2

Note 7 – Warranty Accrual

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

	(Unaudited)

	Quarter ended March 31, 2005	Year ended December 31, 2004	Quarter ended March 31, 2004

Beginning warranty accrual	$0.8	$0.8	$0.8
Current period accruals	0.8	2.8	0.9
Current period charges	(0.8)	(2.8)	(0.9)

Ending warranty accrual	$0.8	$0.8	$0.8

          In addition to our warranty accrual, we have a nationwide product safety program under which we offer to clean, inspect and modify certain bolt action centerfire firearms manufactured prior to 1982 to remove the bolt-lock feature. As of March 31, 2005, our accrual for the costs of the product safety program was less than $0.1.

Note 8 – Income Taxes

          Income tax expense is based on pretax financial accounting income. The Company recognizes deferred tax assets and liabilities based on the difference between the financial reporting and tax bases of assets and liabilities, applying tax rates applicable to the year in which the differences are expected to reverse, in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). A valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. As of March 31, 2005, a valuation allowance of approximately $18.1 is recorded against deferred tax assets in accordance with the provisions of SFAS 109.

          Management believes that under the provisions of SFAS 109, it is not appropriate to record income tax benefits on current quarterly losses. Consequently, the Company’s results for the quarter ended March 31, 2005 do not reflect such a benefit from income taxes, notwithstanding the fact that the Company reported a loss for the period. However, under the provisions of SFAS 109 and SFAS 142, the recognition

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

of impairment charges for goodwill and indefinite-lived intangible assets as of March 31, 2005 as disclosed in Note 3 reduced the amount of deferred tax liabilities associated with intangible assets and resulted in the recognition of a corresponding income tax benefit of $0.6.

          Because the Company files its income taxes in a consolidated tax return with Holding, the supplemental cash flow disclosure for cash taxes paid reflects the total impact of any cash taxes paid on behalf of Holding.

Note 9 – Long-Term Debt

           Long-term Debt consisted of the following at:

	(Unaudited)

	March 31, 2005	December 31, 2004	March 31, 2004

Revolving Credit Facility	$60.3	$1.8	$22.8
10.5% Senior Notes due 2011	200.0	200.0	200.0
Capital Lease Obligations	0.7	0.8	1.2
Due to RACI Holding, Inc.	0.9	0.9	0.9

Subtotal	261.9	203.5	224.9
Less: Current Portion	0.6	0.6	0.5

Total	$261.3	$202.9	$224.4

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

          The Company’s Credit Facility provides up to $101.0 of borrowings under an asset-based senior secured revolving credit facility through January 23, 2008. Amounts available under the Credit Facility are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable and eligible inventory in addition to the minimum availability requirement described below. The Credit Facility also includes a letter of credit sub-facility of up to $15.0.

          As a result of amendments to the Credit Facility, the Company’s borrowing capacity has been limited by creating a minimum availability restriction through the earlier of (i) March 30, 2006 and (ii) subject to meeting specified financial conditions, such date as the Company may determine (such period, the “Availability Test Period”). In addition, during the Availability Test Period, the Company must maintain specified minimum rolling four quarter levels of Consolidated EBITDA (as defined in the Credit Facility).

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

          The interest rate margin for the ABR and the Euro-Dollar loans at March 31, 2005 is 1.50% and 3.00%, respectively. The weighted average interest rate under the Company’s Credit Facility was 6.02% and4.84%for the three months period ended March 31, 2005 and 2004, respectively.

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

Note 10 – Intangible Assets

          The carrying amount of goodwill and trademarks, which are not subject to amortization, attributable to each reporting segment is outlined in the following tables:

	(Unaudited)

Goodwill	March 31, 2005	December 31, 2004	March 31, 2004

Firearms	$12.8	$12.8	$12.8
Ammunition	5.2	5.2	5.2
All Other	0.0	2.9	2.9

Total	$18.0	$20.9	$20.9

Trademarks	March 31, 2005	December 31, 2004	March 31, 2004

Firearms	$20.4	$20.4	$20.4
Ammunition	19.4	19.4	19.4
All Other	1.3	2.0	2.0

Total	$41.1	$41.8	$41.8

          The Company continues to monitor the Clay Targets business unit in the All Other reporting segment as to whether there is a reasonable possibility of an additional impairment charge or recovery if estimated changes were to result in the expected future cash flows of the business unit. As of March 31, 2005, an impairment charge was recorded in the Company’s statement of operations based on a specific triggering event, the loss of a primary supplier as described in Note 3.

Note 11 – Retiree Benefits

          Please refer to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004, for detailed descriptions and disclosures about the various benefit plans offered by Remington.

          The following table summarizes the components of net periodic pension cost for the three month periods ended:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

	(Unaudited)

	March 31, 2005	March 31, 2004

Service Cost	$1.2	$1.2
Interest Cost	2.4	2.3
Expected Return on Assets	(2.2)	(2.0)
Amortization of Prior Service Cost	—	—
Recognized Net Actuarial Loss	1.5	1.5

Net Periodic Pension Cost	$2.9	$3.0

          The following table summarizes the components of net periodic postretirement cost for the three month periods ended:

	(Unaudited)

	March 31, 2005	March 31, 2004

Service Cost	$0.2	$0.2
Interest Cost	0.3	0.3
Net Amortization and Deferral	—	0.1

Net Periodic Benefit Cost	$0.5	$0.6

Anticipated Contributions

          Remington previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute approximately $7.1 to plan assets related to its funded defined benefit pension plan during 2005. Through May 10, 2005, $3.1 of contributions have been made. Remington presently anticipates contributing an additional amount of approximately $4.0 to fund its required contributions for this plan for 2005.

Note 12 – Investment in Unconsolidated Joint Venture

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

          Management has assessed the accounting treatment of RELES under the provisions of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51 (“FIN 46R”), and APB 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”), and has concluded that RELES is a variable interest entity. However, as the Company is not the primary beneficiary, RELES is accounted for under the equity method of accounting. Accordingly, an investment is recognized on the Company’s balance sheet (included in “Other Noncurrent Assets”) at the carrying value of the Company’s cumulative cash contributions to RELES adjusted for the Company’s cumulative equity in (earnings) loss recorded on the Company’s statement of operations, and the Company’s 50% share of RELES’s operating results is recorded in the Company’s income statement (included in “Equity in (Earnings) Loss from Unconsolidated Joint Venture, net of tax”) during each period that RELES produces financial results.

          In February 2005, the Company made a second cash contribution of approximately $0.3. There have been no revenues associated with RELES during any period.

          The following summarizes the Company’s investment account balance associated with RELES at:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

Account	March 31, 2005	December 31, 2004	March 31, 2004

Investment in Unconsolidated Joint Venture	$0.3	$0.2	$—

          Through May 10, 2005, the Company has made a total of $0.8 in cumulative cash contributions to RELES.

Note 13 – Stock Options (Restated)

          In accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), the Company has elected to continue to account for stock-based compensation under the intrinsic value-based method of accounting described by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees(“APB 25”). Under APB 25, generally no cost is recorded for stock options issued to employees unless the option exercise price is below fair value at the time options are granted. Since options have been granted at exercise prices equal to the estimated fair value of the underlying Common Stock, to date no compensation expense has been recognized with respect to the grant of any outstanding stock options. Had compensation expense for such option grants been recognized under SFAS No. 123, as amended, based on the fair value of such options at the grant dates thereof for the three month periods ended March 31, 2005 and 2004, the Company’s net income (loss) on a pro forma basis would not have a material impact as follows:

		March 31, 2005	March 31, 2004

Net Income (Loss)	As Reported	$(10.1)	$10.4
Add:	Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Net Income (Loss)	Pro forma	$(10.1)	$10.4

Note 14 – Commitments and Contingencies

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

Note 15 – Accounting for Derivatives and Hedging Activities

          The Company purchases copper and lead options contracts to hedge against price fluctuations of anticipated commodity purchases. The options contracts limit the unfavorable effect that price increases will have on these metal purchases. At March 31, 2005, the fair value of the Company’s outstanding derivative contracts relating to firm commitments and anticipated consumption (aggregate notional amount 27.3 million pounds of copper and lead) up to nine months from such date was $3.2 as determined with the assistance of a third party. At March 31, 2004, the fair value of the Company’s outstanding derivatives contracts relating to firm commitments and anticipated consumption (aggregate notional amount of 32.4 million pounds of copper and lead) up to fifteen months from such date was $5.3 as determined with the assistance of a third party. The volatility of pricing the Company has experienced to date has affected our results of operations for the three month period ended March 31, 2005. The Company believes that significant changes in commodity pricing could have a future material impact on the consolidated financial position, results of operations, or cash flows of the Company.

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

Note 16 – Segment Information (Restated)

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

Information on Segments:

	(Unaudited)

	Three Months Ended March 31,

	2005	2004

Net Sales:
Firearms	$46.9	$45.2
Ammunition	32.3	33.5
All Other	5.7	5.2

Consolidated Net Sales	$84.9	$83.9

Adjusted EBITDA:
Firearms	$4.2	$4.8
Ammunition	(1.0)	1.1
All Other	0.7	0.9
Other Reconciling Items	(0.1)	(0.7)

Adjusted EBITDA	$3.8	$6.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

	(Unaudited)

	March 31, 2005	December 31, 2004	March 31, 2004

Assets:
Firearms	$181.5	$137.8	$153.7
Ammunition	123.4	110.4	119.2
All Other	15.5	12.8	11.4
Other Reconciling Items	88.8	90.6	111.4

Consolidated Assets	$409.2	$351.6	$395.7

          The following table illustrates the calculation of Adjusted EBITDA, by reconciling Net Income/(Loss) to Adjusted EBITDA, which management believes is the most nearly equivalent GAAP measure:

		(Unaudited)

		Three Months Ended March 31,

		2005	2004

Net Income (Loss)		$(10.1)	$10.4
Adjustments:	Depreciation Expense	2.3	2.3
	Interest Expense (A)	6.3	6.2
	Other Noncash Charges (B)	1.5	1.8
	Non-Recurring Charges (Gains) (C)	4.2	(13.0)
	Equity in Loss From Unconsolidated Joint Venture, net of tax	0.2	—
	Income Taxes (D)	(0.6)	(1.6)

Adjusted EBITDA		$3.8	$6.1

(A)

Interest expense includes amortization expense of deferred financing costs of $0.5 for the three month periods ended March 31, 2005 and 2004. For the year-to-date ended 2004, $0.1 in interest expense was reclassified to discontinued operations associated with the sale of our fishing line business.

(B)

Noncash items include $1.4 and $1.6 accruals for retirement benefits for the year-to-date periods ended March 31, 2005 and 2004, respectively. The three months ended March 31, 2005 also includes $0.1 loss on disposal of assets, while the three months ended March 31, 2004 includes $0.2 loss on disposal of assets.

(C)

Nonrecurring includes gain on sale of assets associated with sale of fishing line business of $13.0 in 2004 and both a write-off of debt acquisition costs of $0.5 in February 2005 associated with the permanent reduction in borrowing capacity and impairment charges of $3.7 in March 2005 associated with the write-down in goodwill, trademarks, and fixed assets of the Clay Targets reporting unit. See Note 3.

(D)	Income taxes include ($0.1) for the three month periods ended March 31, 2004, which was reclassified to discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

Note 17 – Financial Position and Results of Operations of Remington Arms Company, Inc. (Restated)

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

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2005
(Unaudited)

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries

ASSETS
Current Assets	$124.8	$128.8	$—	$253.6
Receivable from Remington, Net	—	80.7	80.7	—
Equity method investment in subsidiaries	214.0	—	214.0	—
Noncurrent Assets	112.2	43.4	—	155.6

Total Assets	$451.0	$252.9	$294.7	$409.2

LIABILITIES AND (ACCUMULATED DEFICIT) SHAREHOLDER’S EQUITY
Current Liabilities	$49.5	$33.0	$—	$82.5
Payable to Holding, Inc., Net	0.9	—	—	0.9
Payable to RA Brands, L.L.C., Net	66.4	—	66.4	—
Payable to RA Factors, L.L.C., Net	14.3	—	14.3	—
Noncurrent Liabilities	320.7	5.9	—	326.6
(Accumulated Deficit) Shareholder’s Equity	(0.8)	214.0	214.0	(0.8)

Total Liabilities and (Accumulated Deficit) Shareholder’s Equity	$451.0	$252.9	$294.7	$409.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2004

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co. and Subsidiaries

ASSETS
Current Assets	$105.6	$84.9	$—	$190.5
Receivable from Remington, Net	—	120.3	120.3	—
Equity method investment in subsidiaries	210.2	—	210.2	—
Noncurrent Assets	122.9	38.2	—	161.1

Total Assets	$438.7	$243.4	$330.5	$351.6

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities	$41.4	$33.2	$—	$74.6
Payable to RACI Holding, Inc., Net	0.9	—	—	0.9
Payable to RA Brands, L.L.C., Net	64.4	—	64.4	—
Payable to RA Factors, Inc., Net	55.9	—	55.9	—
Noncurrent Liabilities	266.2	—	—	266.2
Shareholder’s Equity	9.9	210.2	210.2	9.9

Total Liabilities and Shareholder’s Equity	$438.7	$243.4	$330.5	$351.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2004
(Unaudited)

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries

ASSETS
Current Assets	$123.7	$109.8	$—	$233.5
Receivable from Remington, Net	—	178.4	178.4	—
Equity method investment in subsidiaries	200.8	—	200.8	—
Noncurrent Assets	123.5	38.7	—	162.2

Total Assets	$448.0	$326.9	$379.2	$395.7

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities	$58.6	$30.7	$—	$89.3
Payable to Holding, Inc., Net	0.9	—	—	0.9
Payable to RA Brands, L.L.C., Net	59.4	—	59.4	—
Payable to RA Factors, L.L.C., Net	23.6	—	23.6	—
Payable to Remington Arms Co.	—	95.4	95.4	—
Noncurrent Liabilities	281.7	—	—	281.7
Shareholder’s Equity	23.8	200.8	200.8	23.8

Total Liabilities and Shareholder’s Equity	$448.0	$326.9	$379.2	$395.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

QUARTER ENDED March 31, 2005 (Unaudited)	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries

Net Sales	$84.9	$—	$—	$84.9
Gross Profit	17.7	—	—	17.7
Royalty Income (Expense)	(3.4)	3.4	—	—
Factoring Income (Expense)	(2.4)	2.4	—	—
Income from Equity Investees	3.8	—	3.8	—
Net (Loss) Income	(10.1)	3.8	3.8	(10.1)

QUARTER ENDED March 31, 2004 (Unaudited)	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries

Net Sales	$83.9	$—	$—	$83.9
Gross Profit	19.5	—	—	19.5
Royalty Income (Expense)	(3.4)	3.4	—	—
Factoring Income (Expense)	(2.4)	2.4	—	—
Income from Equity Investees	14.3	—	14.3	—
Net Income	10.4	14.3	14.3	10.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year-to-Date March 31, 2005
(Unaudited)

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries

Operating Activities
Net Cash (Used in) Provided by Operating Activities	$(52.8)	$0.2	$—	$(52.6)

Investing Activities
Purchase of Property, Plant and Equipment	(1.2)	—	—	(1.2)
Cash Contribution to Unconsolidated Joint Venture	(0.3)	—	—	(0.3)

Net Cash Provided by Investing Activities	(1.5)	—	—	(1.5)

Financing Activities
Net Proceeds from Revolving Credit Facility	58.5	—	—	58.5
Principal Payments on Long-Term Debt	(0.1)	—	—	(0.1)
Capital Contributions from RACI Holding, Inc.	0.2			0.2
Decrease Book Overdraft	(4.7)	—	—	(4.7)

Net Cash Used in Financing Activities	53.9	—	—	53.9

(Decrease) Increase in Cash and Cash Equivalents	(0.4)	0.2	—	(0.2)
Cash and Cash Equivalents at Beginning of Period	0.4	—	—	0.4

Cash and Cash Equivalents at End of Period	$—	$0.2	$—	$0.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year-to-Date March 31, 2004
(Unaudited)

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries

Operating Activities
Net Cash (Used in) Provided by Continuing Operations	$(33.6)	$0.9	$(0.7)	$(33.4)
Net Cash Provided by Discontinued Operations	0.1	—	—	0.1

Net Cash (Used in) Provided by Operating Activities	(33.5)	0.9	(0.7)	(33.3)

Investing Activities
Net Proceeds from Sale of Assets	15.7	25.8	—	41.5
Dividends Received	25.8	—	(25.8)	—
Purchase of Property, Plant and Equipment	(0.5)	—	—	(0.5)

Net Cash Provided by Investing Activities	41.0	25.8	(25.8)	41.0

Financing Activities
Net Payments from Revolving Credit Facility	(5.5)	—	—	(5.5)
Principal Payments on Long-Term Debt	(0.1)	—	—	(0.1)
Dividends Paid	—	(26.5)	26.5	—
Decrease Book Overdraft	(2.3)	—	—	(2.3)

Net Cash Used in Financing Activities	(7.9)	(26.5)	26.5	(7.9)

(Decrease) Increase in Cash and Cash Equivalents	(0.4)	0.2	—	(0.2)
Cash and Cash Equivalents at Beginning of Period	0.4	—	—	0.4

Cash and Cash Equivalents at End of Period	$—	$0.2	$—	$0.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

Note 18 – Recent Accounting Pronouncements

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

1.

A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

2.

A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

          The Company is currently evaluating which adoption method it will utilize.

          As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. The Company is currently evaluating the impact that this statement will have on its consolidated financial statements.

          In March 2005, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”). SAB 107 provides the SEC Staff’s position regarding the implementation of SFAS 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the Staff’s views regarding the valuation of share-based payment transactions. The Company is currently evaluating SAB 107 and will be incorporating it as part of its adoption of SFAS 123R.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

          In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (“FIN 47”), which clarifies the impact that uncertainty surrounding the timing or method of settling an obligation should have on accounting for that obligation under Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005, or December 31, 2005 for calendar year companies. The Company currently does not anticipate that the effects of the interpretation will materially affect its consolidated financial position or consolidated results of operations upon adoption.

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

Executive Overview

          We evaluate our business primarily on Adjusted EBITDA (as described in Note 16 to our unaudited consolidated financial statements included in this report, to which we refer you) from two core segments, Firearms and Ammunition, and to a lesser degree on other operating segments, primarily Accessories and Clay Targets. As part of this evaluation, we focus on managing inventory and payables through, among other things, production management and expense control. These segments allow us to focus our strategies and initiatives on growth opportunities primarily focused on both the hunting and shooting sports and military/government/law enforcement marketplaces.

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

          We commenced certain growth initiatives during the last twelve months. These growth initiatives included the following:

•

In June 2004, we delivered our first sales of the Spartan Gunworks product line, an opening price point line imported from overseas initially consisting of shotguns, and expanded this line with additional product offerings, including rifles, in the first quarter of 2005.

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

state and local law enforcement agencies along with certain federal agencies. The venture gives us a 50% ownership interest. The agreement calls for each member to provide 50% of required capital investments and receive 50% of distributions, with a maximum contribution amount of $1.5 million by each party. In addition, we will provide certain administrative support functions, while ELSAG, Inc. will provide product technology support. Through May 10, 2005, we made contributions to the venture of approximately $0.5 million during 2005, bringing our total contributions to $0.8 million. See Note 12 to the financial statements herein for the impact on the Company’s financial statements. We currently anticipate making total equity contributions since inception of between $1.0 million and $1.5 million by the end of 2005.

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

Restatement of Previously Issued Financial Statements

          We have restated our previously issued financial statements for the years ending December 31, 2004, 2003, and 2002 on Form 10-K/A and for the quarterly periods ended March 31, 2005, September 30, 2004, and June 30, 2004 on Form 10-Q/A to reflect the correction of a methodological error related to our healthcare accrual. On July 15, 2005 through discussions by management and the audit committee, we determined that an error existed in the calculation of our health care accrual included in previously issued financial statements. The error resulted from the use of inaccurate data and methodologies in calculating the health care accrual. All amounts referenced in this Quarterly Report on Form 10-Q/A for March 31, 2005, reflect relevant amounts on a restated basis. See Note 2 to the accompanying unaudited consolidated financial statements for additional information.

Business Outlook

General Economy

          The general economic environment is uncertain, as a result of mixed levels of consumer spending, low levels of wage growth, inflationary pressures from higher energy and fuel costs, and an uncertain geopolitical environment. Management believes that this uncertain general economic environment has had a negative impact on consumer confidence. We also note that since the beginning of 2004, the Federal Reserve has adopted a monetary policy that includes raising the short term rates of interest. Management notes that a rising interest rate environment could have a potentially adverse impact on consumer spending. Our business has also been affected by the general environment of rising commodity prices for raw materials such as lead, zinc, and steel that have been experienced since the beginning of 2004. Specifically, according to the London Metal Exchange, as of March 31, 2005, the spot prices for copper were at their highest price over the fifteen month time period from December 31, 2003 through March 31, 2005; while spot prices for lead were within 5% of their highest levels for such period. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk.” We can provide no assurance that these economic trends will not continue. Further decreases in consumer confidence and spending and significant increases in commodity prices could have a material impact on the consolidated financial position, results of operations, or cash flows of the Company.

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

          Management’s near-term strategy in light of the environment noted above has been to contain costs, manage inventory levels to meet customer needs, while pursuing growth initiatives in markets we believe show potential future profitable growth. Our efforts to pursue growth initiatives resulted in the three actions during 2004 described under “Executive Overview”: 1) Spartan Gunworks by Remington, 2) the exclusive distribution agreement, and 3) the joint venture agreement. Our growth initiatives also included prior year investments in our Accessories and government, military, and law enforcement divisions. We have also engaged in selective efforts to stimulate demand for our products, through targeted product introductions and promotions in selected product categories. Management believes that we have successfully maintained the strength of our brand and our market-leading positions in our primary product categories, and that we remain poised to take advantage of any significant improvement in the demand environment.

Seasonality

          We produce and market a broad range of firearms and ammunition products. Several models of our shotguns and several types of ammunition are intended for target shooting and, in the case of ammunition, pistol and revolver use, as well as government, military, and law enforcement applications; sales of these products generally occur outside the core fall hunting season (September through December). The majority of our firearms and ammunition products, however, are manufactured for hunting use. As a result, the majority of the sales of our products are seasonal and concentrated toward the fall hunting season. We follow the industry practice of selling firearms pursuant to a “dating” plan allowing the customer to buy the products commencing at the beginning of our dating plan periods and pay for them on extended terms. As a competitive measure, we also offer extended payment terms on select ammunition categories. We believe that these dating plans have partially offset the seasonality of the Company’s business.

          As a result of the seasonal nature of our sales and the extended payment terms under our dating plan billing practices, our working capital financing needs generally have significantly exceeded cash provided by operations during certain parts of the year until certain of our extended accounts receivable are collected. As a result, our working capital financing needs tend to be greatest during the spring and summer months, decreasing during the fall and reaching their lowest points during the winter. During 2004 and as discussed in our previous quarterly filings, we began to see our seasonality compress to later in the fall hunting season. Sales in the third quarter of 2004 were higher than sales in other quarters, as historically experienced, and sales in the fourth quarter of 2004, including those on extended terms, were also higher than historical levels. Accordingly, we expect more of our accounts receivable balance to remain outstanding until the third and fourth quarters as compared to previous years.

Liquidity and Capital Resources

Overview

          We have historically funded expenditures for operations, administrative expenses, capital expenditures, debt service obligations and dividend payments with internally generated funds from operations, and satisfied working capital needs from time to time with borrowings under our Credit Facility. We evaluate on a regular basis whether we will be able to meet our debt service obligations and fund our operating requirements with borrowings under the Credit Facility and cash flow from operations, in light of the Credit Facility’s availability requirements and the current year’s more pronounced seasonality. We believe we will be able to meet our debt service obligations and fund our operating requirements with borrowings under the Credit Facility and cash flow from operations, although no assurance can be given in this regard. We also evaluate on a regular basis our ability to pay prospective dividends to Holding, subject to the restrictions and covenants imposed upon us by our Credit Facility and the indenture for the Notes. We continue to focus on working capital management, including managing inventory levels to keep them in line with sales projections, as well as containing costs.

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

          On February 8, 2005, in connection with the passage of the one year requirement to apply an amount equal to net proceeds from the sale of our fishing line business to repay debt or reinvest in specified assets, we entered into a fourth amendment under the Credit Facility primarily to permanently reduce our commitments under the Credit Agreement from $125.0 million to $101.0 million and to amend the availability requirements. See Note 9 to the accompanying unaudited consolidated financial statements for additional details regarding the fourth amendment. As a result of the reduction in borrowing capacity, and in accordance with EITF 98-14, the Company reduced its debt acquisition costs by $0.5 million upon signing of the fourth amendment to the Credit Facility in February 2005, the expense for which was recorded as Other Income on the Company’s accompanying statement of operations.

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

          As previously discussed, our continuing efforts to strategically grow the company may result in direct product sourcing, licensing, acquisitions or other business ventures, financing for which may be available under our Credit Facility, to the extent permitted under the indenture for our Notes. See growth initiatives discussion in the “Executive Overview” section.

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

Credit Facility.

          On February 8, 2005, in connection with the passage of the one year requirement to apply an amount equal to net proceeds from the sale of the fishing line business to repay debt or reinvest in specified assets, we entered into a fourth amendment under the Credit Facility primarily to permanently reduce our commitments under the Credit Agreement from $125.0 million to $101.0 million and to amend the availability requirements. See Note 9 to the accompanying unaudited consolidated financial statements for additional details regarding the fourth amendment. As a result of the reduction in borrowing capacity, and in accordance with EITF 98-14, the Company reduced its debt acquisition costs by $0.5 million upon signing of the fourth amendment to the Credit Facility in February 2005, the expense for which was recorded as Other Income on the Company’s accompanying statement of operations.

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

          As a result of past amendments to the Credit Facility, the Company’s borrowing capacity has been limited by creating a minimum availability restriction through the earlier of (i) March 30, 2006 and (ii) subject to meeting specified financial targets, such date as the Company may determine (such period, the “Availability Test Period”). In addition, during the Availability Test Period, the Company must maintain specified minimum rolling four quarter levels of Consolidated EBITDA (as defined in the Credit Facility).

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

          The interest rate margin for the ABR and the Euro-Dollar loans at March 31, 2005 was 1.5% and 3%, respectively. The weighted average interest rate under the Company’s Credit Facility was 6.02% and 4.84% for the year to date periods ended March 31, 2005 and 2004, respectively.

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

Cash Flows and Working Capital

          Net cash used in operating activities was $52.6 million and $33.3 million for the three-month periods ended March 31, 2005 and 2004, respectively. The $19.3 million increase in cash used in operating activities for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 resulted primarily from an increase in accounts receivables and inventories as well as a decrease in other accrued and long-term liabilities. The sale of the fishing line business also affected net cash used in operating activities. Specifically, the reasons associated with these changes are summarized as follows:

•

Accounts receivable increased by $42.6 million over the three months ended March 31, 2005 compared to an increase of $38.3 million over the three months ended March 31, 2004. This increase in accounts receivable over the prior year period is primarily related to higher sales on longer terms during 2004 as compared to the corresponding period in 2003.

•

Inventories increased by $17.8 million over the three months ended March 31, 2005 compared to an increase of $12.3 million over the three months ended March 31, 2004. This increase in inventories over the prior year period is primarily related to changes in inventory mix in the current year as compared to the previous year and higher production costs (including materials and energy costs).

•

Other accrued and long-term liabilities increased by $3.0 million in the first three months of 2005 compared to a increase of $10.5 million in the first three months of 2004, primarily as a result of timing of the payments for excise taxes, capital expenditures, marketing costs, and higher short-term pension liabilities for the three month period ended March 31, 2005, and the recording of deferred revenues during the three month period ended March 31, 2004.

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

          Net cash provided by financing activities for the three months ended March 31, 2005 was $53.9 million and net cash used in financing activities was $7.9 million during the three-month period ended March 31, 2004.The $61.8 million increase in cash provided by financing activities from the three months ended March 31, 2005 compared to the three months ended March 31, 2004 primarily resulted from approximately $64.0 million of higher borrowings under the Credit Facility, primarily due to the available net cash proceeds associated with the sale of our fishing line business in the prior year of $41.5 million, and other higher working capital needs in the current year resulting from the factors described above, slightly offset by a lower book overdraft amount of $2.4 million in the current year period.

Dividend Policy

          The declaration and payment of future dividends, if any, will be at the sole discretion of our Board of Directors, subject to the restrictions set forth in the Credit Facility and the indenture for the Notes, which currently restrict the payment of dividends to shareholders. We expect to make future dividend payments to Holding based on available cash flows and net income as and to the extent permitted by the Credit Facility and the indenture for the Notes.

Capital Expenditures

          Capital expenditures for the three months ended March 31, 2005 were $1.2 million, consisting primarily of capital expenditures both for new equipment related to the manufacture of firearms and ammunition, as well as improvements to existing facilities. We expect capital expenditures for 2005 to be in a range of $9.0 million to $11.0 million. Our Credit Facility allows for capital expenditures up to $21.1 million in the 2005 fiscal year including unused capacity carried over from 2003 and 2004.

Results of Operations for the Three Month Periods Ended March 31, 2005 (Restated) as Compared to the Three Month Periods Ended March 31, 2004 (Restated)

          Net Sales. The following tables compare net sales by reporting segment for each of the periods indicated:

	Quarter Ended March 31,
	Dollars in Millions

	2005	Percent of Total	2004	Percent of Total	$ Increase/ (Decrease)	% Increase/ (Decrease)

Net Sales
Firearms	$47.0	55.4%	$45.2	53.9%	$1.8	4.0%
Ammunition	32.3	38.0	33.5	39.9	(1.2)	(3.6)
All Other	5.6	6.6	5.2	6.2	0.4	7.7

Consolidated	$84.9	100.0%	$83.9	100.0%	$1.0	1.2%

          Firearms

          Management believes the increase in net sales of $1.8 million for the quarter ended March 31, 2005 over the prior-year period is due primarily to:

•	higher sales of higher margin rifles; and

•	shipments of our opening price point break action shotguns; partially offset by

•	lower sales of other shotguns.

          Ammunition

          Management believes the decrease in net sales of $1.2 million for the quarter ended March 31, 2005 over the prior-year period is due primarily to:

•	lower sales of higher margin centerfire ammunition products; offset by

•	approximately $1.2 million associated with higher pricing for ammunition products.

          All Other (including Accessories, Clay Targets, Powder Metal Products and Technology Products)

          Management believes the increase in net sales of $0.4 million for the quarter ended March 31, 2005 over the prior-year period is due primarily to:

•	higher sales of gun safes; partially offset by

•	lower sales of knives.

          Cost of Goods Sold. The table below depicts the cost of goods sold by reporting segment and the percentage of net sales represented by such cost of goods sold:

	Quarter Ended March 31,
	Dollars in Millions

	2005	Percent of Net Sales	2004	Percent of Net Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)

Cost of Goods Sold
Firearms	$35.9	76.5%	$33.7	74.6%	$2.2	6.5%
Ammunition	27.3	81.0	26.9	80.3	0.4	1.5
All Other	4.0	69.1	3.8	73.1	0.2	5.3

Consolidated	$67.2	79.2%	$64.4	76.8%	$2.8	4.3%

          Firearms

          Management believes the increase of $2.2 million for the quarter ended March 31, 2005 over the prior-year period is due primarily to:

•	higher sales of higher margin rifles; and

•	higher sales of lower margin shotguns, our opening price point break action shotguns.

          Ammunition

          Management believes the increase of $0.4 million for the quarter ended March 31, 2005 over the prior-year period is due primarily to:

•	lower sales of higher margin centerfire ammunition; and

•	higher levels of commodity costs; partially offset by

•	realized gains from settlement of our copper and lead option contracts.

          All Other (including Accessories, Clay Targets, Powder Metal Products and Technology Products)

          Management believes the increase of $0.2 million for the quarter ended March 31, 2005 over the prior-year period is due primarily to:

•	higher sales of lower margin products, primarily safes; partially offset by

•	lower overall sales of knives.

          Operating Expenses. Operating expenses consist of selling, general and administrative expense, research and development expense and other income and expense.

	As Restated
	March 31, 2005	March 31, 2004	$ Increase/ (Decrease)	% Increase/ (Decrease)

Operating Expenses
SG&A	$16.8	$16.2	$0.6	3.7%
R&D	1.4	1.5	(0.1)	(6.7)
Impairment Charges	3.7	—	3.7	100.0
Other	(0.1)	(0.4)	0.3	75.0

Consolidated	$21.9	$17.3	$4.5	26.0%

          The increase in selling, general, and administrative expense between the two quarterly periods was primarily attributable to higher costs associated with distributions and commissions expense and technology products selling expenses, offset by lower product liability expenses associated with favorable outcomes in certain products liability cases.

          The impairment charges were triggered by the notification by a primary supplier of a critical raw material of the Clay Targets reporting unit described in Note 3 to the unaudited consolidated financial statements presented herein. The impairment charges are estimates that have yet to be finalized as management is currently evaluating its options for the reporting unit. Accordingly, these amounts may change in subsequent periods based on the outcome of this evaluation. At March 31, 2005, the remaining carrying values associated with this reporting unit for trademarks and fixed assets are $2.0 million.

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

          Taxes. Our effective tax rate for the three months ended March 31, 2005 was (5.8%) related to continuing operations. The income tax benefit recognized is a result of the reduction of deferred tax liabilities associated with intangible assets. These deferred tax liabilities were reduced due to the impairment charges recorded for goodwill and indefinite-lived intangible assets as of March 31, 2005 as disclosed in Note 3. Management believes that under the provisions of SFAS 109, it is not appropriate to record income tax benefits on current quarterly losses, exclusive of the impairment to intangible assets. Consequently, the Company’s results for the quarter ended March 31, 2005 do not reflect such a benefit from income taxes, notwithstanding the fact that the Company reported a loss for the period, were it not for the impairment to intangible assets.

          The change from (38.5%) for the same period in 2004 is primarily attributable to the provision recorded during the first quarter of 2005 based on SFAS 109, and the reduction in the deferred tax liability associated with intangible assets. Excluding the effects of the valuation allowance and the charges related to reduced deferred tax liabilities associated with the impairment charges in the first quarter of 2005, we anticipate that our full year 2005 effective tax rate related to continuing operations will be in the range of (29%) to (34%), and the change from (38.5%) for the same period in 2004 is primarily attributable to the effects of permanent differences and changes in state income taxes. We utilized a 42% effective tax rate in calculating the net gain on the sale of the fishing line business in the first quarter of 2004. This rate differs from the continuing operations rate primarily due to permanent differences related to goodwill.

          At March 31, 2005, a valuation allowance of approximately $18.1 million is recorded against deferred tax assets in accordance with the provisions of SFAS 109. Realization of the deferred tax assets is largely dependent upon future profitable operations, if any, and the reversals of existing taxable temporary differences. Although there can be no assurance that such events will occur, the valuation allowance may be reversed in future periods to the extent that related deferred income tax assets no longer require a valuation allowance under the provisions of SFAS 109.

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

          Discontinued Operations. As disclosed in Note 4 to the unaudited consolidated financial statements included herein, on February 6, 2004, we entered into the Stren Asset Purchase Agreement pursuant to which we sold to the Purchasers certain specific assets relating to our fishing line business, effective as of February 9, 2004. The fishing line business had been a part of the All Other reporting segment.

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

          Amounts related to the fishing line operations for the periods ended March 31, 2005 and 2004 have been reclassified in the accompanying statement of operations as discontinued operations. The following represents a summary of key components of income from discontinued operations:

Discontinued Operations:	March 31, 2005	March 31, 2004

Net Sales	$—	$1.9
Pre-tax operating loss	(0.1)	(0.1)
Interest Expense Allocation	—	0.1
Loss from operations, after tax	(0.1)	(0.2)

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

1.

A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

2.

A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

          The Company is currently evaluating which adoption method it will utilize.

          As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Management is currently evaluating the impact, if any, that this statement will have on our consolidated financial statements.

          In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”). SAB 107 provides the SEC Staff’s position regarding the implementation of SFAS 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the Staff’s views regarding the valuation of share-based payment transactions. Management is currently evaluating SAB 107 and will be incorporating it as part of our adoption of SFAS 123R.

          In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (“FIN 47”), which clarifies the impact that uncertainty surrounding the timing or method of settling an obligation should have on accounting for that obligation under Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005, or December 31, 2005 for calendar year companies. Management currently does not anticipate that the effects of the interpretation will materially affect our consolidated financial position or consolidated results of operations upon adoption.

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

          State and local laws and regulations vary significantly in the level of additional restriction, beyond those established under federal law, placed on the manufacture, ownership and transfer of firearms. Some states have recently enacted, and others are considering, legislation restricting or prohibiting the ownership, use or sale of certain categories of firearms and/or ammunition. Certain states have enacted, or considered, legislation regarding the sale of locking devices together with firearms; although most are limited to handguns, some would apply to Remington shotguns and rifles. Although many states have mandatory waiting period laws in effect for handguns, there are currently few restrictive state regulations applicable to handgun ammunition. The Company’s current firearm and ammunition products generally are not subject to such existing state restrictions, and generally would not be subject to any known proposed state legislation relating to regulation of “assault weapons.”Bills have been introduced in Congress to establish, and to consider the feasibility of establishing, a nationwide database recording so-called “ballistic images” of ammunition fired from new guns. To date, only two states have established such registries, and neither state’s laws calls for “imaging” of data from long guns. Earlier this year, a bill was introduced in the California state legislature that would require the implementation of a handgun ammunition serialization system. It is unclear whether the bill will in fact be enacted. However, depending on the type of ammunition involved, and other specific requirements of any final law, the imposition of such a system could significantly increase the cost of manufacturing and selling the Company’s ammunition products.

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

Information Concerning Forward-Looking Statements

          Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation: (i) the statement in “Executive Overview” concerning our belief that the demand for sporting products in the firearms, ammunition and related markets depends on a number of factors including the general state of the economy and concerning our belief that the market for firearms and ammunition products will remain relatively flat in the near future; (ii) the statements in “Outlook” concerning our beliefs regarding the outlook for the remainder of 2005, concerning management’s belief that it does not have any reason to believe that any of the trends and uncertainties described in “Outlook” are permanent characteristics of the markets for our products or the general economy, and concerning management’s belief that positive changes in such trends and an improvement in general economic conditions may result in increased demand for the Company’s products or otherwise improve the Company’s results of operations or cash flows; (iii) the statements in “-Liquidity and Capital Resources - Liquidity” concerning our belief that it will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the Revolving Credit Facility; (iv) the statement in “Liquidity and Capital Resources - Capital Expenditures” that we expect capital expenditures for 2005 to be in a range of $9.0 million to $11.0 million; (v) the statements in “Liquidity and Capital Resources – Credit Facility” concerning our beliefs regarding compliance with the financial covenants under the Credit Facility; (vi) the statements in “Quantitative and Qualitative Disclosures About Market Risk” concerning our belief that a near-term change in commodity prices could have a future material impact on our consolidated financial position, results of operations, or cash flows and our belief that we do not have a material exposure to fluctuations in foreign currencies; (vii) the statements in “Legal Proceedings” concerning our belief that the outcome of all pending product liability cases and claims will not be likely to have a material adverse effect upon our financial condition or results of operations; and (viii) other statements as to management’s or the Company’s expectations and beliefs presented in “Legal Proceedings.”

          Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described in this report (including, without limitation, those discussed in “-Executive Overview”, “-Liquidity and Capital Resources” and “Legal Proceedings”), in the Company’s Annual Report on Form10-K for the period ended December 31, 2004, or in other SEC filings (which factors are incorporated herein by reference), could affect (and in some cases have affected) our actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

          We introduced an opening price point line known as Spartan Gunworks in June 2004 and recently expanded the line with additional product offerings. This product line is made by a Russian manufacturer and resold by us, and, in light of market trends, we anticipate that this line may account for an increasing portion of our sales in the future. See “--Business Outlook” above. Although we have taken steps designed to mitigate the inherent risks in selling outsourced products, and our experience with our supplier over the last year has been positive, our business and financial performance nevertheless could be affected by a number of factors beyond our control, including disruptions or delays in product deliveries, our supplier’s on-going quality controls, and the international geopolitical and economic environment.

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

          As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the consolidated financial statements included elsewhere in this Form 10-Q/A, we have restated our previously issued financial statements for the years ending December 31, 2004, 2003 and 2002, including interim periods in 2004 and the first quarter of 2005, to reflect the correction of a methodological error related to our reserve for potential healthcare claims which resulted from the use of inaccurate data and methodologies.

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

          Impact of the Restatement on Internal Control over Financial Reporting. Our management considered the control deficiency in internal control over financial reporting which resulted in the need to restate our previously issued financial statements as disclosed in Note 2 to the accompanying consolidated financial statements included in this Form 10-Q/A. We reviewed and analyzed the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29 and SAB Topic 5 F, “Accounting Changes Not Retroactively Applied Due to Immateriality.”As part of the analysis, our management considered the impact of the restatement adjustment on the financial statements of prior interim or annual periods taken as a whole. Our management determined to restate our previously issued financial statements because the cumulative impact of the error, if recorded in the current period, would have been material to the current year’s reported net earnings, and not material to prior interim or annual periods taken as a whole. Based on our review and analysis including the foregoing, our management also concluded that the control deficiency in internal control over financial reporting that resulted in the restatement of the prior period financial statements did not constitute a material weakness. This control deficiency has been reported to the audit committee by our management in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. In addition, our management has corrected the control deficiency by reviewing our methodologies and utilizing more accurate data in our analysis of potential healthcare claims. Management believes that there have been no changes or other events that occured during the first quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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