Form 10-Q
period 2005-06-30
REMINGTON ARMS CO INC/
filed 2005-08-11
CIK 916504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
June 30, 2005

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
    Yes  ☐    No  ☒

At August 10, 2005, the number of shares outstanding of each of the issuer’s classes of common stock is as follows: 1,000 shares of Class A Common Stock, par value $.01 per share.

REMINGTON ARMS COMPANY, INC.

FORM 10-Q

June 30, 2005

Remington Arms Company, Inc.

Consolidated Balance Sheets

(Dollars in Millions, Except per Share Data)

	(Unaudited)

	June 30, 2005	December 31, 2004	June 30, 2004
		As Restated	As Restated
ASSETS
Current Assets
Cash and Cash Equivalents	$ 0.4	$ 0.4	$ 0.6
Accounts Receivable Trade - net	114.6	81.2	97.2
Inventories - net	121.9	92.6	108.6
Supplies	7.1	7.2	6.1
Prepaid Expenses and Other Current Assets	10.8	9.1	10.2
Deferred Tax Assets	-	-	9.5

Total Current Assets	254.8	190.5	232.2

Property, Plant and Equipment - net	73.9	75.3	72.4
Goodwill and Intangibles	59.1	62.7	62.7
Debt Issuance Costs - net	7.4	8.7	9.7
Other Noncurrent Assets	14.8	14.4	14.5
Deferred Tax Assets	-	-	1.1

Total Assets	$ 410.0	$ 351.6	$ 392.6

LIABILITIES & SHAREHOLDER'S EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$ 30.3	$ 24.5	$ 30.6
Book Overdraft	6.1	10.0	6.1
Short-Term Debt	2.6	-	2.5
Current Portion of Long-Term Debt	0.5	0.6	0.6
Current Portion of Product Liability	2.2	2.2	2.4
Income Taxes Payable	0.6	0.8	0.3
Deferred Tax Liabilities	0.6	1.5	-
Other Accrued Liabilities	34.9	35.0	33.1

Total Current Liabilities	77.8	74.6	75.6

Long-Term Debt, net of Current Portion	273.0	202.9	239.0
Retiree Benefits	50.3	47.1	46.9
Product Liability, net of Current Portion	12.4	11.2	12.4
Deferred Tax Liabilities	3.7	4.2	-
Other Long-Term Liabilities	1.8	1.7	1.2

Total Liabilities	419.0	341.7	375.1

Commitments and Contingencies

Shareholder's Equity (Deficit)
Class A Common Stock, par value $.01; 1,000 shares authorized and outstanding at June 30, 2005, December 31, 2004, and June 30, 2004, respectively
Paid in Capital	89.1	89.0	86.4
Accumulated Other Comprehensive Income (Loss)	(0.7)	0.6	(0.3)
Accumulated Deficit	(97.4)	(79.7)	(68.6)
Total Shareholder's Equity (Deficit)	(9.0)	9.9	17.5
Total Liabilities and Shareholder's Equity (Deficit)	$ 410.0	$ 351.6	$ 392.6

The accompanying notes are an integral part of these consolidated financial statements

Remington Arms Company, Inc.
Consolidated Statements of Operations
(Dollars in Millions)

	Unaudited

	Quarter Ended June 30,		Year-to-Date June 30,

	2005	2004 As Restated	2005	2004 As Restated

Net Sales (1)	$92.7	$87.2	$177.6	$171.1

Cost of Goods Sold	75.2	70.7	142.4	135.1

Gross Profit	17.5	16.5	35.2	36.0

Selling, General and Administrative Expenses	17.1	16.5	33.9	32.7

Research and Development Expenses	1.5	1.5	2.9	3.0

Impairment Charges	-	-	3.7	-

Other Income	(0.6)	(0.4)	(0.7)	(0.8)

Operating (Loss) Profit	(0.5)	(1.1)	(4.6)	1.1

Interest Expense	6.9	6.2	13.2	12.3

Loss from Operations before Income Taxes, Equity in Loss from Unconsolidated Joint Venture, Discontinued Operations and Sale of Assets	(7.4)	(7.3)	(17.8)	(11.2)
Income Tax Benefit	-	(3.0)	(0.6)	(4.5)

Equity in Loss from Unconsolidated Joint Venture, net of tax expense of zero for the quarter-to-date and year-to-date periods ended June 30, 2005	0.2	-	0.4	-

Loss from Operations before Discontinued Operations and Sale of Assets	(7.6)	(4.3)	(17.6)	(6.7)

Income (Loss) from Discontinued Operations, net of tax expense of zero and $0.1 for the quarter-to-date periods ended June 30, 2005 and 2004, respectively and zero for the year-to-date periods ended June 30, 2005 and 2004	-	0.3	(0.1)	0.1

Gain on Sale of Assets, net of tax expense of $0.4 for the quarter-to-date and $9.8 for the year-to-date periods ended June 30, 2004	—	0.5	-	13.5

Net (Loss) Income	$(7.6)	$(3.5)	$(17.7)	$6.9

(1) Sales are presented net of Federal Excise taxes of $7.1 and $7.3 for the quarters and $13.7 and $14.1 for the year-to-date periods ended June 30, 2005 and 2004, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.

Consolidated Statements of Cash Flows

(Dollars in Millions)

Unaudited
Year-To-Date June 30,
2005	2004
As Restated
Operating Activities
Net Income (Loss)	$(17.7)	$6.9
Adjustments to reconcile Net Income (Loss) to Net Cash used in Operating Activities:
Impairment Charges	3.7	-
Depreciation and Amortization	5.6	5.4
Write-off of Debt Acquisition Costs	0.5	-
Equity in Loss from Unconsolidated Joint Venture, net of tax	0.4	-
Gain on Sale of Assets Held for Sale	-	(23.3)
Loss on Disposal of Assets	0.1	0.2
Provision for Retiree Benefits	3.0	4.1
Provision (Benefit) for Deferred Income Taxes, net	(1.4)	2.1
Changes in Operating Assets and Liabilities:
Accounts Receivable Trade - net	(33.4)	(30.1)
Inventories	(29.3)	(22.9)
Supplies	0.1	0.6
Prepaid Expenses and Other Current Assets	0.9	(0.9)
Other Noncurrent Assets	(0.3)	(0.2)
Accounts Payable	5.8	10.5
Product Liabilities	1.2	(0.4)
Income Taxes Payable	(0.2)	(2.2)
Other Accrued and Long-Term Liabilities	0.4	3.2

Net Cash used in Operating Activities from Continuing Operations	(60.6)	(47.0)
Net Cash provided by Discontinued Operations	-	0.1

Net Cash used in Operating Activities	(60.6)	(46.9)

Investing Activities
Proceeds from Sale of Assets	-	42.8
Purchase of Property, Plant and Equipment	(5.1)	(2.6)
Proceeds from Sale of Property, Plant and Equipment	-	-	0.5
Cash Contributions to Unconsolidated Joint Venture	(0.5)	-

Net Cash (used in) provided by Investing Activities	(5.6)	40.7

Financing Activities
Proceeds from Revolving Credit Facility	142.7	87.7
Payments on Revolving Credit Facility	(72.4)	(78.5)
Cash Dividends Paid	-	-	(2.1)
Principal Payments on Long-Term Debt	(0.3)	(0.1)
Capital Contribution from RACI Holding, Inc.	0.1	-
Decrease Book Overdraft	(3.9)	(0.6)

Net Cash provided by (used in) Financing Activities	66.2	6.4

Increase in Cash and Cash Equivalents	-	0.2
Cash and Cash Equivalents at Beginning of Period	0.4	0.4

Cash and Cash Equivalents at End of Period	$0.4	$0.6

Supplemental Cash Flow Information:
Cash Paid During the Year for:
Interest	$12.2	$11.1
Income Taxes	$1.5	$4.6
Previously accrued Capital Expenditures	$1.7	$0.8
Noncash Financing Activities:
Financing of insurance policies	$2.6	$2.5

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.

Consolidated Statement of Shareholder’s Equity (Deficit) and Comprehensive Loss

(Dollars in Millions)

(Unaudited)

	Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit As Restated	Total Shareholder’s Equity (Deficit) As Restated
Balance, December 31, 2004	$89.0	$0.6	$(79.7)	$9.9

Comprehensive Loss:
Net Loss	—	—	(17.7)	(17.7)
Other comprehensive income:
Net derivative gains, net of tax effect of $0.1	—	(0.1)	—	(0.1)
Net derivative gains reclassified as earnings, net of tax effect of ($0.8)	—	(1.2)	—	(1.2)

Total Comprehensive Loss	—	(1.3)	(17.7)	(19.0)
Contributions from RACI Holding, Inc.	0.1	—	—	0.1

Balance, June 30, 2005	$89.1	$(0.7)	$(97.4)	$(9.0)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

Note 1 — Basis of Presentation

        The accompanying unaudited interim consolidated financial statements of Remington Arms Company, Inc. (“Remington”) include the accounts of its wholly owned subsidiaries, RA Brands, L.L.C. (“RA Brands”) and RA Factors, Inc. (together with Remington and RA Brands, collectively referred to as the “Company”), as well as reflecting the impact of the Company’s unconsolidated 50% joint venture interest in Remington ELSAG Law Enforcement Systems, LLC (“RELES”). The accounts of the Company’s parent, RACI Holding, Inc. (“Holding”), which owns 100% of the issued and outstanding common stock of Remington, are not presented herein. Significant transactions between the Company and Holding and the related balances are reflected in the consolidated financial statements and related disclosures.

        The accompanying unaudited interim consolidated financial statements of Remington have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. The year-end balance sheet information for 2004 was derived from the restated audited consolidated financial statements for the year ended December 31, 2004, but does not include all disclosures required by generally accepted accounting principles.

        These consolidated financial statements should be read in conjunction with the restated audited consolidated financial statements of Remington Arms Company, Inc. and subsidiaries as of and for the year ended December 31, 2004, included in the Company’s Form 10-K/A for such period filed on August 8, 2005.

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

Note 2—Restatement of previously issued financial statements

        The Company has restated its previously issued financial statements for the quarterly and year-to-date periods ended June 30, 2004, which are reflected in this filing on a restated basis, and were included in the Company’s Form 10-Q/A for the quarter ended June 30, 2004 filed on August 8, 2005. Such financial statements were restated to reflect the correction of a methodological error related to the Company’s reserve for potential healthcare claims. The error resulted from the use of inaccurate data and methodologies in calculating the health care accrual. For the impact of the restatement we refer you to our Form 8-K filing on July 21, 2005 and our amended filings on Form 10-K/A for the year ended December 31, 2004 and Forms 10-Q/A for the quarterly periosd ended March 31, 2005, September 30, 2004, and June 30, 2004.

   Note 3 – Impairment Charges

        As of March 31, 2005, the Company performed an evaluation for impairment on its goodwill, trademarks, and fixed assets for the Clay Targets reporting unit and recorded associated impairment charges of $3.7 in the accompanying statement of operations, which were composed of goodwill impairment of $2.9, indefinite-lived trademark impairment of $0.7, and fixed asset impairment of $0.1. The Clay Targets reporting unit is included in the All Other reporting segment in Note 16. The evaluation resulted from the Company being notified by the primary supplier of a critical raw material to the Company’s Clay Targets business that it would stop supplying the Company beginning in the third quarter of 2005. No alternative supplier has currently been located. Management considers the loss of the supplier a change in the business climate that created a specific “triggering event” necessitating such a review.

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

        The impairment for long-lived assets was assessed in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). We operate the Clay Targets reporting unit with two plant locations; therefore, we performed our testing of the asset groups at the plant level, as this is the lowest level for which identifiable cash flows are available. In performing the test, we determined that the total of the expected future undiscounted cash flows directly related to the existing service potential of the asset group for one of the plant locations was less than the carrying value of that asset group; therefore, the analysis indicated an impairment charge for this plant location. Fair value for this plant location was determined using a market approach for the associated building and land, and a remaining utility approach for the equipment. The impairment charge of $0.1 represented the difference between the fair value of the asset group and its carrying value.

        The impairment of goodwill was assessed in accordance with the provisions of SFAS 142. SFAS 142 indicates that if other types of assets (in addition to goodwill) of a reporting unit are being tested for impairment at the same time as goodwill, then those assets are to be tested for impairment prior to performing the goodwill impairment testing. Accordingly, in accordance with SFAS 142 the impairment charges noted above reduced the carrying value of the Clay Targets reporting unit when performing the impairment test for goodwill. The goodwill impairment test required us to estimate the fair value of our overall business enterprise at the reporting unit level. We estimated fair value using a discounted cash flow model. Under this model, we utilized estimated revenue and cash flow forecasts, as well as assumptions of terminal value, together with an applicable discount rate, to determine fair value. We then compared the carrying value of the Clay Targets reporting unit to its fair value. Since the fair value of the Clay Targets reporting unit was below zero, an impairment charge of $2.9, associated with the remaining balance of goodwill for the Clay Targets reporting unit, was recorded.

        The impairment charges noted above are estimates that have yet to be finalized as management is currently evaluating its options for the Clay Targets reporting unit, including seeking another supplier. Such estimates are recorded based upon the provisions of the above referenced statements as well as Statement of Financial Accounting Standard No. 5, Accounting for Contingencies (“SFAS 5”). Accordingly, these estimated amounts may change in subsequent periods and other charges may be necessary based on the outcome of this ongoing evaluation. At June 30, 2005, the remaining carrying value associated with the Clay Targets reporting unit for trademarks and fixed assets are $2.0.

Note 4 — Discontinued Operations

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

        The purchase price paid to Remington and RA Brands for the assets sold was $44.0 in cash. At the time of the closing of the sale, the Company applied $43.0 of cash proceeds to pay down the then outstanding balance under Remington’s senior secured revolving credit facility (as amended to date, the “Credit Facility”), and applied the remaining $1.0 of cash proceeds to repay Credit Facility borrowings later in 2004. The assets sold had a net book value of approximately $17.9 and Remington retained net working capital of approximately $1.7. As disclosed in our December 31, 2004 restated audited consolidated financial statements, the gain that was recorded in 2004 on the sale of discontinued operations was approximately $13.6, net of income taxes. The gain of approximately $13.5 reported as of June 30, 2004 reflected management’s estimate of remaining costs associated with the sale based on remaining obligations with respect to the sale at that time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

        Pursuant to the Stren Asset Purchase Agreement, Remington agreed not to compete with the Purchasers in the fishing line business for a period of five years.

        The following represents a summary of key components of loss from discontinued operations:

	For the quarter ended,	For the six months ended,
	June 30,	June 30,	June 30,	June 30,
Discontinued Operations:	2005	2004	2005	2004
Net Sales	$ --	$ --	$	$ 1.9
Pre-tax operating income (loss)	--	0.3	(0.1)	0.2
Interest expense allocation	--	--	--	0.1
Income (loss) from operations, after tax	--	0.3	(0.1)	0.1

        Included in discontinued operations is an allocation of interest expense of zero and $0.1 for the year-to-date periods ended June 30, 2005 and 2004, respectively. There was no allocation of interest in the quarterly periods ended June 30, 2005 and 2004. The interest expense allocation is based on the Company being required to make a payment of $43.0 against its outstanding borrowings under the Credit Facility with a portion of the proceeds received at the closing of the sale of the fishing line business on February 9, 2004. The interest expense allocation was computed by taking the $43.0 revolver balance paid down at the time of the sale closing, multiplied by the weighted average interest rate on the Credit Facility through February 9, 2004. The fishing line business has historically been allocated interest expense (approximately $0.2 annually) as a result of actual working capital balances for the fishing line business during 2003 and 2002.

Note 5 — Inventories

        Inventories consisted of the following at:

	June 30,	December 31,	June 30,
	2005	2004	2004
Raw Materials	$ 20.5	$ 17.5	$ 16.6
Semi-Finished Products	21.5	19.3	18.1
Finished Products	79.9	55.8	73.9

Total	$ 121.9	$ 92.6	$ 108.6

        Inventories are stated at the lower of cost or market. The cost of inventories is determined by the first-in, first-out (“FIFO”) method. Inventory costs associated with Semi-Finished Products and Finished Products include material, labor, and overhead while costs associated with Raw Materials include primarily material. The Company provides inventory allowances based on excess and obsolete inventories.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

Note 6 –Other Accrued Liabilities

        Other Accrued Liabilities consisted of the following at:

	As Restated	As Restated
	June 30,	December 31,	June 30,
	2005	2004	2004
Marketing	$ 3.8	$ 6.2	$ 3.7
Healthcare	7.3	7.4	7.7
Retiree Benefits current portion	7.1	7.1	6.2
Compensation	3.7	1.4	3.4
Workers Compensation	3.9	3.3	2.8
Interest	1.8	1.8	1.8
Other	7.3	7.8	7.5

Total	$ 34.9	$ 35.0	$ 33.1

Note 7 — Warranty Accrual

        The Company provides consumer warranties against manufacturing defects in all firearm products it sells in North America, with the exception of the Spartan Gunworks product line imported from overseas, which is warranted by a third party vendor. Estimated future warranty costs are accrued at the time of sale, using the percentage of actual historical repairs to shipments for the same period, which is included in other accrued liabilities. Product modifications or corrections are voluntary steps taken by the Company to assure proper usage by consumers or performance of a product by consumers. The cost associated with product modifications and or corrections are recognized in accordance with SFAS 5, and charged to operations. Activity in the warranty accrual consisted of the following at:

	Year-to-date	Year ended	Year-to-date
	June 30,	December 31,	June 30,
	2005	2004	2004
Beginning warranty accrual	$ 0.8	$ 0.8	$ 0.8
Current period accruals	1.4	2.8	1.6
Current period charges	(1.4)	(2.8)	(1.6)

Ending warranty accrual	$ 0.8	$ 0.8	$ 0.8

        In addition to our warranty accrual, we have a nationwide product safety program under which we offer to clean, inspect and modify certain bolt action centerfire firearms manufactured prior to 1982 to remove the bolt-lock feature. As of June 30, 2005, our accrual for the costs of the product safety program was less than $0.1.

Note 8 – Income Taxes

        Income tax expense is based on pretax financial accounting income. The Company recognizes deferred tax assets and liabilities based on the difference between the financial reporting and tax bases of assets and liabilities, applying tax rates applicable to the year in which the differences are expected to reverse, in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). A valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. As of June 30, 2005, a valuation allowance of approximately $20.7 is recorded against deferred tax assets in accordance with the provisions of SFAS 109.

        Management believes that under the provisions of SFAS 109, it is not appropriate to record income tax benefits on current quarterly losses. Consequently, the Company’s results for the quarter and year-to-date periods ended June 30, 2005 do not reflect such a benefit from income taxes, notwithstanding the fact that the Company reported a loss for these periods. However, under the provisions of SFAS 109 and SFAS 142, the recognition of impairment charges for goodwill and indefinite-lived intangible assets as of June 30, 2005 as disclosed in Note 3 reduced the amount of deferred tax liabilities associated with intangible assets and resulted in the recognition of a corresponding income tax benefit of $0.6.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

        Because the Company files its income taxes in a consolidated tax return with Holding, the supplemental cash flow disclosure for cash taxes paid reflects the total impact of any cash taxes paid on behalf of Holding.

Note 9– Long-Term Debt

        Long-term Debt consisted of the following at:

	June 30,	December 31,	June 30,
	2005	2004	2004
Revolving Credit Facility	$ 72.1	$ 1.8	$ 37.5
10.5% Senior Notes due 2011	200.0	200.0	200.0
Capital Lease Obligations	0.5	0.8	1.2
Due to RACI Holding, Inc.	0.9	0.9	0.9

Subtotal	273.5	203.5	239.6
Less: Current Portion	0.5	0.6	0.6

Total	$ 273.0	$ 202.9	$ 239.0

        On February 8, 2005, in connection with the passage of the one year requirement under the indenture governing the Notes referred to below to apply an amount equal to net proceeds from the sale of the fishing line business to permanently repay debt or reinvest in specified assets, the Company entered into a fourth amendment under the Credit Facility primarily to permanently reduce its commitments under the credit agreement governing the Credit Facility (the “Credit Agreement”) from $125.0 to $101.0 and to amend the availability requirements as indicated below. As a result of the reduction in borrowing capacity, and in accordance with Emerging Issues Task Force No. 98-14 (“EITF 98-14”), the Company reduced its debt acquisition costs by $0.5 upon signing of the fourth amendment to the Credit Facility in February 2005, the expense for which was recorded as Other Income on the Company’s accompanying statement of operations.

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

        Key terms of the Credit Facility now include the following:

(1)

The minimum amount of availability required to be maintained during the Availability Test Period is $20.0 (except during the period June 1 through September 30, 2005, when such minimum availability requirement is $10.0 calculated as a reduction of eligible collateral). For any period during the Availability Test Period when such minimum availability requirement is not met, the Company must maintain (i) a maximum leverage ratio of 6.0 to 1.0 and (ii) a minimum fixed charge coverage ratio of 1.1 to 1.0. So long as the minimum availability requirement is met during the Availability Test Period, there is no requirement for the Company to meet the maximum leverage ratio or the minimum fixed charge coverage ratio.

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

        The interest rate margin for the ABR and the Euro-Dollar loans at June 30, 2005 is 1.50% and 3.00%, respectively. The weighted average interest rate under the Company’s Credit Facility was 6.21% and 4.80% for the six months period ended June 30, 2005 and 2004, respectively.

        As of June 30, 2005 approximately $23.5 in additional borrowings were available as determined pursuant to the Credit Facility.

        As of June 30, 2005 the Company was in compliance with the financial covenants and expects to continue to be in compliance with the financial covenants under the Credit Facility. However, there can be no assurance that the Company will continue to be in compliance.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

        The indenture for the Notes and the Credit Facility contain various restrictions on the Company’s ability to incur debt, pay dividends and enter into certain other transactions. In addition, the indenture for the Notes permits repurchases of the Notes on the open market, subject to limitations that may be contained in the Credit Facility. The Credit Facility allows the Company to purchase Notes in an aggregate amount of up to $5.0 on or before December 31, 2005, subject to compliance with specified conditions for the purchases. No such repurchases had been made as of August 10, 2005.

Note 10 – Intangible Assets

        The carrying amount of goodwill and trademarks, which are not subject to amortization, attributable to each reporting segment is outlined in the following tables:

	June 30,	December 31,	June 30,
Goodwill	2005	2004	2004
Firearms	$ 12.8	$ 12.8	$ 12.8
Ammunition	5.2	5.2	5.2
All Other	--	2.9	2.9

Total	$ 18.0	$ 20.9	$ 20.9

	June 30,	December 31,	June 30,
Trademarks	2005	2004	2004

Firearms	$ 20.4	$ 20.4	$ 20.4
Ammunition	19.4	19.4	19.4
All Other	1.3	2.0	2.0

Total	$ 41.1	$ 41.8	$ 41.8

        The Company continues to monitor the Clay Targets business unit in the All Other reporting segment as to whether there is a reasonable possibility of an additional impairment charge or recovery if estimated changes were to result in the expected future cash flows of the Clay Targets business unit. As of March 31, 2005, an impairment charge was recorded in the Company’s statement of operations based on a specific triggering event, the loss of a primary supplier as described in Note 3.

Note 11 – Retiree Benefits

        Please refer to the Company’s Annual Report on Form 10-K/A (as amended) for the year ended December 31, 2004, for detailed descriptions and disclosures about the various benefit plans offered by Remington.

        The following table summarizes the components of net periodic pension cost for the three and six month periods ended:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Service Cost	$ 1.3	$ 1.3	$ 2.5	$ 2.5
Interest Cost	2.4	2.2	4.8	4.5
Expected Return on Assets	(2.2)	(2.0)	(4.4)	(4.0)
Amortization of Prior Service Cost	(0.1)	(0.1)	(0.1)	(0.1)
Recognized Net Actuarial Loss	1.5	1.6	3.0	3.1

Net Periodic Pension Cost	$ 2.9	$ 3.0	$ 5.8	$ 6.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

        The following table summarizes the components of net periodic postretirement cost for the three and six month periods ended:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Service Cost	$ 0.1	$ 0.1	$ 0.3	$ 0.3
Interest Cost	0.3	0.3	0.6	0.6
Net Amortization and Deferral	--	0.1	--	0.2

Net Periodic Benefit Cost	$ 0.4	$ 0.5	$ 0.9	$ 1.1

Anticipated Contributions

        Remington previously disclosed in its restated audited consolidated financial statements for the year ended December 31, 2004, that it expected to contribute approximately $7.1 to plan assets related to its funded defined benefit pension plan during 2005. Through August 10, 2005, $4.7 of contributions have been made. Remington presently anticipates contributing an additional amount of approximately $2.4 to fund its required contributions for this plan for 2005.

Note 12—Investment in Unconsolidated Joint Venture

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

        In August 2005, the Company made a cash contribution of $0.3, bringing the year-to-date contribution total to $0.8. There have been no significant revenues associated with RELES during any period.

        The following summarizes the Company’s investment account balance associated with RELES at:

Account	June 30, 2005	December 31, 2004	June 30, 2004
Investment in Unconsolidated Joint Venture	$0.3	$0.2	$ -

        Through August 10, 2005, the Company has made a total of $1.0 in cumulative cash contributions to RELES.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

Note 13 – Stock Options

        In accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), the Company has elected to continue to account for stock-based compensation under the intrinsic value-based method of accounting described by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, generally no cost is recorded for stock options issued to employees unless the option exercise price is below fair value at the time options are granted. Since options have been granted at exercise prices equal to the estimated fair value of the underlying Common Stock, to date no compensation expense has been recognized with respect to the grant of any outstanding stock options. Had compensation expense for such option grants been recognized under SFAS No. 123, as amended, based on the fair value of such options at the grant dates thereof for the three and six month periods ended June 30, 2005 and 2004, the Company’s net income (loss) on a pro forma basis would not have a material impact as follows:

For Three Months Ended
As Restated
		June 30,	June 30,
		2005	2004

Net Loss	As Reported	$ (7.6)	$ (3.5)
Add:	Stock-based employee compensation expense included
in reported net income (loss), net of related tax
	effects	--	--
Deduct:	Total stock-based employee compensation expense
determined under fair value based method for all
	awards, net of related tax effects	--	--

Net Loss	Pro forma	$ (7.6)	$ (3.5)

For Six Months Ended
As Restated
		June 30,	June 30,
		2005	2004

Net Income (Loss)	As Reported	$ (17.7)	$ 6.9
Add:	Stock-based employee compensation expense included
in reported net income (loss), net of related tax
	effects	--	--
Deduct:	Total stock-based employee compensation expense
determined under fair value based method for all
	awards, net of related tax effects	--	--

Net Income (Loss)	Pro forma	$ (17.7)	$ 6.9

Note 14 — Commitments and Contingencies

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

        On April 28, 2004, the Board of Directors of the Company declared a dividend of approximately $2.1 that was paid to Holding in the second quarter of 2004. No dividends have been declared in 2005.

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

Note 15 – Accounting for Derivatives and Hedging Activities

        The Company purchases copper and lead options contracts to hedge against price fluctuations of anticipated commodity purchases. The options contracts limit the unfavorable effect that price increases will have on these metal purchases. At June 30, 2005, the fair value of the Company’s outstanding derivative contracts relating to firm commitments and anticipated consumption (aggregate notional amount 40.2 million pounds of copper and lead) for up to fifteen months from such date was $2.8 as determined with the assistance of a third party. At June 30, 2004, the fair value of the Company’s outstanding derivatives contracts relating to firm commitments and anticipated consumption (aggregate notional amount of 33.4 million pounds of copper and lead) for up to fifteen months from such date was $4.1 as determined with the assistance of a third party. The volatility of pricing the Company has experienced to date has affected our results of operations for the six month periods ended June 30, 2005 and 2004. The Company believes that further significant changes in commodity pricing could have a future material impact on the consolidated financial position, results of operations, or cash flows of the Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

During the six month period ended June 30, 2005, a net gain of $1.2 on derivative instruments was reclassified to cost of sales from accumulated other comprehensive income ($0.6 in 2004), and a net loss of $0.1 was recorded to accumulated other comprehensive income and to prepaid expenses and other current assets ($1.5 gain in 2004).

Note 16 — Segment Information

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

Information on Segments:

	Three Months Ended		Six Months Ended
		As Restated		As Restated
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net Sales:
Firearms	$ 49.2	$ 46.0	$ 96.1	$ 91.2
Ammunition	38.1	35.3	70.4	68.8
All Other	5.4	5.9	11.1	11.1

Consolidated Net Sales	$ 92.7	$ 87.2	$ 177.6	$ 171.1

Adjusted EBITDA:
Firearms	$ 5.4	$ 5.0	$ 9.5	$ 9.9
Ammunition	(2.1)	(2.0)	(3.1)	(0.9)
All Other	0.6	0.7	1.3	1.6
Other Reconciling Items	(0.6)	(0.2)	(0.6)	(1.0)

Adjusted EBITDA	$ 3.3	$ 3.5	$ 7.1	$ 9.6

		As Restated	As Restated
	June 30,	December 31,	June 30,
	2005	2004	2004
Assets:
Firearms	$ 168.7	$ 137.8	$ 140.6
Ammunition	138.9	110.4	134.7
All Other	17.2	12.8	12.9
Other Reconciling Items	85.2	90.6	104.4

Consolidated Assets	$ 410.0	$ 351.6	$ 392.6

        The following table illustrates the calculation of Adjusted EBITDA, by reconciling Net Income/ (Loss) to Adjusted EBITDA, which management believes is the most nearly equivalent GAAP measure:

	Three Months Ended		Six Months Ended
		As Restated		As Restated
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net Income (Loss)	$ (7.6)	$ (3.5)	$ (17.7)	$ 6.9
Adjustments: Depreciation Expense	2.4	2.2	4.7	4.5
Interest Expense (A)	6.9	6.2	13.2	12.4
Other Noncash Charges (B)	1.1	2.0	2.6	3.8
Non-Recurring Charges (Gains) (C)	0.3	(0.5)	4.5	(13.5)
Equity in Loss From Unconsolidated
Joint Venture, net of tax	0.2	--	0.4	--
Income Taxes (D)	--	(2.9)	(0.6)	(4.5)

Adjusted EBITDA	$ 3.3	$ 3.5	$ 7.1	$ 9.6

(A)

Interest expense includes amortization expense of deferred financing costs of $0.4 for each of the quarter-to-date periods and $0.9 for each of the year-to-date periods ended June 30, 2005 and 2004. For the year-to-date ended 2004, $0.1 in interest expense was reclassified to discontinued operations associated with the sale of our fishing line business.

(B)

Noncash items include $1.1 and $1.9 and $2.5 and $3.5 accruals for retirement benefits for the quarters and year-to-date periods ended June 30, 2005 and 2004, respectively. The quarter-to-date periods include zero and $0.1 expense for disposal of assets, while the six month period ended June 30, 2005 and 2004 include $0.1 and $0.3 loss on disposal of assets, respectively.

(C)

Nonrecurring items include gain on sale of assets associated with sale of fishing line business of $0.5 for the quarter and $13.5 for the year-to-date in 2004. Non recurring items for 2005 include $0.3 for the quarter-to-date and year-to-date of severance changes, a write-off of debt acquisition costs of zero for the quarter-to-date period and $0.5 for the year-to-date period associated with the permanent reduction in borrowing capacity and zero and $3.7 impairment charges associated with the write-down in goodwill, trademarks, and fixed assets of the Clay Targets reporting unit for the quarter-to-date and year-to-date periods. See Note 3.

(D)	Income taxes include $0.1 for the three month period ended June 30, 2004, which was reclassified to discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

Note 17 — Financial Position and Results of Operations of Remington Arms Company, Inc.   (As Restated)

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

REMINGTON ARMS COMPANY, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2005

		Combined		Remington Arms Co.,
		Guarantor		Inc. and
ASSETS	Remington	Subsidiaries	Eliminations	Subsidiaries
Current Assets	$ 136.3	$ 118.5	$ --	$ 254.8
Receivable from Remington, Net	--	95.8	95.8	--
Equity method investment in subsidiaries	218.7	--	218.7	--
Noncurrent Assets	111.8	43.4	--	155.2

Total Assets	$ 466.8	$ 257.7	$ 314.5	$ 410.0

LIABILITIES AND (ACCUMULATED
DEFICIT) SHAREHOLDER'S EQUITY
Current Liabilities	$ 45.0	$ 32.8	$ --	$ 77.8
Payable to RACI Holding, Inc., Net	0.9	--	--	0.9
Payable to RA Brands, L.L.C., Net	68.6	--	68.6	--
Payable to RA Factors, L.L.C., Net	27.2	--	27.2	--
Noncurrent Liabilities	334.1	6.2	--	340.3
(Accumulated Deficit) Shareholder's Equity	(9.0)	218.7	218.7	(9.0)

Total Liabilities and (Accumulated Deficit)
Shareholder's Equity	$ 466.8	$ 257.7	$ 314.5	$ 410.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2004

		Combined		Remington Arms Co.,
		Guarantor		Inc. and
ASSETS	Remington	Subsidiaries	Eliminations	Subsidiaries
Current Assets	$ 105.6	$ 84.9	$ --	$ 190.5
Receivable from Remington, Net	--	120.3	120.3	--
Equity method investment in subsidiaries	210.2	--	210.2	--
Noncurrent Assets	122.9	38.2	--	161.1

Total Assets	$ 438.7	$ 243.4	$ 330.5	$ 351.6

LIABILITIES AND
SHAREHOLDER'S EQUITY
Current Liabilities	$ 41.4	$ 33.2	$ --	$ 74.6
Payable to RACI Holding, Inc., Net	0.9	--	--	0.9
Payable to RA Brands, L.L.C., Net	64.4	--	64.4	--
Payable to RA Factors, L.L.C., Net	55.9	--	55.9	--
Noncurrent Liabilities	266.2	--	--	266.2
Shareholder's Equity	9.9	210.2	210.2	9.9

Total Liabilities and Shareholder's
Equity	$ 438.7	$ 243.4	$ 330.5	$ 351.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2004

		Combined		Remington Arms Co.,
		Guarantor		Inc. and
ASSETS	Remington	Subsidiaries	Eliminations	Subsidiaries
Current Assets	$ 131.7	$ 100.5	$ --	$ 232.2
Receivable from Remington, Net	--	96.3	96.3	--
Equity method investment in subsidiaries	203.1	--	203.1	--
Noncurrent Assets	121.9	38.5	--	160.4

Total Assets	$ 456.7	$ 235.3	$ 299.4	$ 392.6

LIABILITIES AND
SHAREHOLDER'S EQUITY
Current Liabilities	$ 43.4	$ 32.2	$ --	$ 75.6
Payable to RACI Holding, Inc., Net	0.9	--	--	0.9
Payable to RA Brands, L.L.C., Net	61.0	--	61.0	--
Payable to RA Factors, L.L.C., Net	35.3	--	35.3	--
Noncurrent Liabilities	298.6	--	--	298.6
Shareholder's Equity	17.5	203.1	203.1	17.5

Total Liabilities and Shareholder's
Equity	$ 456.7	$ 235.3	$ 299.4	$ 392.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

		Combined		Remington Arms Co.,
QUARTER ENDED		Guarantor		Inc. and
June 30, 2005	Remington	Subsidiaries	Eliminations	Subsidiaries
Net Sales	$92.7	$ --	$ --	$92.7
Gross Profit	17.5	--	--	17.5
Royalty Income (Expense)	(3.7)	3.7	--	--
Factory Income (Expense)	(2.6)	2.6	--	--
Income from Equity Investees	4.7	--	4.7	--
Net (Loss) Income	(7.6)	4.7	4.7	(7.6)

		Combined		Remington Arms Co.,
QUARTER ENDED		Guarantor		Inc. and
June 30, 2004	Remington	Subsidiaries	Eliminations	Subsidiaries
Net Sales	$87.2	$ --	$ --	$ 87.2
Gross Profit	16.5	--	--	16.5
Royalty Income (Expense)	(3.4)	3.4	--	--
Factoring Income (Expense)	(2.4)	2.4	--	--
Income from Equity Investees	2.3	--	2.3	--
Net (Loss) Income	(3.5)	2.3	2.3	(3.5)

		Combined		Remington Arms Co.,
SIX MONTHS ENDED		Guarantor		Inc. and
June 30, 2005	Remington	Subsidiaries	Eliminations	Subsidiaries
Sales	$177.6	$ --	$ --	$ 177.6
Gross Profit	35.2	--	--	35.2
Royalty Income (Expense)	(7.1)	7.1	--	--
Factoring Income (Expense)	(4.9)	4.9	--	--
Income from Equity Investees	8.5	--	8.5	--
Net (Loss) Income	(17.7)	8.5	8.5	(17.7)

		Combined		Remington Arms Co.,
SIX MONTHS ENDED		Guarantor		Inc. and
June 30, 2004	Remington	Subsidiaries	Eliminations	Subsidiaries
Sales	$171.1	$ --	$ --	$ 171.1
Gross Profit	36.0	--	--	36.0
Royalty Income (Expense)	(6.8)	6.8	--	--
Factoring Income (Expense)	(4.8)	4.8	--	--
Income from Equity Investees	16.5	--	16.5	--
Net Income	6.9	16.5	16.5	6.9

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year-to-Date June 30, 2005

		Combined		Remington Arms Co.,
		Guarantor		Inc. and
	Remington	Subsidiaries	Eliminations	Subsidiaries
Operating Activities
Net Cash (Used in) Provided by Operating
Activities	$ (70.0)	$ 0.4	$ --	$ (60.6)

Investing Activities
Purchase of Property, Plant and Equipment	(5.1)	--	--	(5.1)
Cash Contribution to Unconsolidated Joint Venture	(0.5)	--	--	(0.5)

Net Cash Provided by Investing Activities	(5.6)	--	--	(5.6)

Financing Activities
Net Proceeds from Revolving Credit Facility	70.3	--	--	70.3
Principal Payments on Long-Term Debt	(0.3)	--	--	(0.3)
Capital Contributions from RACI Holding, Inc.	0.1	--	--	0.1
Decrease Book Overdraft	(3.9)	--	--	(3.9)

Net Cash Used in Financing Activities	66.2	--	--	66.2

(Decrease) Increase in Cash and Cash Equivalents	--	--	--	--
Cash and Cash Equivalents at Beginning of Period	--	0.4	--	0.4

Cash and Cash Equivalents at End of Period	$ --	$ 0.4	$ --	$ 0.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year-to-Date June 30, 2004

		Combined		Remington Arms Co.,
		Guarantor		Inc. and
	Remington	Subsidiaries	Eliminations	Subsidiaries
Operating Activities
Net Cash (Used in) Provided by Continuing
Operations	$ (47.1)	$ 0.1	$ --	$ (47.0)
Net Cash Provided by Discontinued Operations	$ 0.1	$ --	$ --	$ 0.1

Net Cash (Used in) Provided by Operating
Activities	$ (47.0)	$ 0.1	$ --	$ (46.9)

Investing Activities
Net Proceeds from Sale of Assets	16.3	26.5	--	42.8
Dividends Received	26.5	--	(26.5)	--
Purchase of Property, Plant and Equipment	(2.6)	--	--	(2.6)
	0.5	--	--	0.5

Net Cash Provided by Investing Activities	40.7	26.5	(26.5)	40.7

Financing Activities
Net Payments from Revolving Credit Facility	9.2	--	--	9.2
Principal Payments on Long-Term Debt	(0.1)	--	--	(0.1)
Dividends Paid	(2.1)	(26.5)	26.5	(2.1
Decrease Book Overdraft	(0.6)	--	--	(0.6)

Net Cash Provided by (Used in) Financing Activities	6.5	(26.5)	26.5	6.4

(Decrease) Increase in Cash and Cash Equivalents	0.1	0.1	--	0.2
Cash and Cash Equivalents at Beginning of Period	0.4	--	--	0.4

Cash and Cash Equivalents at End of Period	$ 0.5	$ 0.1	$ --	$ 0.6

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

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”), and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commerical substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and the Company will adopt this Statement in the third quarter of 2005. The Company currently does not anticipate that the effects of the statement will materially affect its consolidated financial position or consolidated results of operations upon adoption.

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In March 2005, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”), which contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the Staff’s views regarding the valuation of share-based payment transactions.  SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and the Company will adopt this Statement in the first quarter of 2006. SFAS 123R permits public companies to adopt its requirements using one of two methods:

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

        As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25‘s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend in part on levels of share-based payments granted in the future. The Company is currently evaluating the impact that SFAS 123R and SAB 107 will have on its consolidated financial statements.

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

        In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces Accounting Principles Board in Opinion No. 20 (“APB 20”), Accounting Changes, and Statement of Financial Accounting Standard No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, APB 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of direct effects of changes in acounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 carries forward without change the guidance for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has accounted for the restatement described in Note 2 in accordance with the current guidance of APB 20. The impact to the Company’s financial statements as a result of adopting this new statement is not expected to be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the accompanying unaudited interim consolidated financial statements and related notes of Remington and its subsidiaries, RA Brands, L.L.C. and RA Factors Inc., as of and for the period ended June 30, 2005, and with the Company’s restated audited consolidated financial statements as of and for the year ended December 31, 2004, on file with the SEC. The results of operations for the six month period ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ended December 31, 2005, in part due to the seasonality of the Company’s business.

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

   Executive Overview

        We evaluate our business primarily on Adjusted EBITDA (as described in Note 16 to our unaudited interim consolidated financial statements included in this report, to which we refer you) from two core segments, Firearms and Ammunition, and to a lesser degree on other operating segments, primarily Accessories, Clay Targets, and Technology Products. As part of this evaluation, we focus on managing inventory and payables through, among other things, production management and expense control. These segments allow us to focus our strategies and initiatives on growth opportunities primarily focused on both the hunting and shooting sports and military/government/law enforcement marketplaces.

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

        Finally, in order to be well positioned for growth, we recognize the need to protect our competitive position with the introduction of new, innovative, high quality, and cost effective products to support our customers and consumers. As a result of the market polarization trends we have identified in “Industry” below, we began augmenting our already existing product lines in 2004 with the Spartan Gunworksopening price point product line, and expect to continue to enhance our existing product lines at various price points both through the internal development of new products and the sourcing of product through both foreign and domestic sources.

        We commenced certain growth initiatives during the last twelve months. These growth initiatives included the following:

•	In June 2004, we delivered our first sales of the Spartan Gunworks product line, an opening price point line imported from overseas initially consisting of shotguns, and expanded this line with additional product offerings, including rifles, in the first quarter of 2005.

•	In July 2004, we entered into a ten year exclusive distribution rights agreement with a technology products manufacturer for certain security products within the United States, certain contractually defined United States territories, and Canada. We expect to sell these security products to the federal agency and law enforcement markets. We anticipate incurring a total of up to approximately $1.4 million of expenses associated with the initial launching of these products during 2005 for distribution, selling, marketing, and transaction costs, and have included related financial results in the Technology Products operating segment, which is combined within the All Other reporting segment. During the six months ended June 30, 2005, we have expensed an incremental $0.8 million pursuant to this agreement.

•	In August 2004, we entered into a joint venture agreement with ELSAG, Inc., an unaffiliated third party, to form RELES. RELES sells and services a license plate reading technology that is sold to state and local law enforcement agencies along with certain federal agencies. The venture gives us a 50% ownership interest. The agreement calls for each member to provide 50% of required capital investments and receive 50% of distributions, with a maximum contribution amount of $1.5 million by each party. In addition, we will provide certain administrative support functions, while ELSAG, Inc. will provide product technology support. Through August 10, 2005, we made contributions to the venture of approximately $0.8 million during 2005, bringing our total contributions to $1.0 million. See Note 12 to the unaudited interim consolidated financial statements herein for the impact on the Company’s financial statements. We currently anticipate making total equity contributions since inception of between $1.0 million and $1.5 million by the middle of 2006.

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

Restatement of Previously Issued Financial Statements

        We have restated our previously issued financial statements for the years ending December 31, 2004, 2003, and 2002 on Form 10-K/A and for the quarterly periods ended March 31, 2005, September 30, 2004 and June 30, 2004 on Form 10-Q/A to reflect the correction of a methodoligical error related to our healthcare accrual. On July 15, 2005 through discussions by management and the audit committee, we determined that an error existed in the calculation of our healthcare accrual included in previously issued financial statements. The error resulted from the use of inaccurate data and methodologies in calculating the health care accrual. All amounts referenced herein reflect relevant amounts on a restated basis. See Note 2 to the accompanying unaudited interim consolidated financial statements for additional information.

Business Outlook

General Economy

        The general economic environment continues to appear uncertain, as a result of mixed levels of consumer spending, low levels of wage growth, inflationary pressures from higher energy and fuel costs, and an uncertain geopolitical environment. Management believes that this uncertain general economic environment has had an overall negative impact on consumer confidence. We also note that since the beginning of 2004, the Federal Reserve has adopted a monetary policy that includes raising the short term rates of interest. Management notes that a rising interest rate environment could have a potentially adverse impact on consumer spending. Our business has also been affected by the general environment of rising commodity prices for raw materials such as lead, copper, and steel that have been experienced since the beginning of 2004. Specifically, according to the London Metal Exchange, as of June 30, 2005, the spot prices for copper have risen approximately 50% over the eighteen month time period from December 31, 2003 through June 30, 2005; while spot prices for lead have risen approximately 25% over the same period. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk.”

We can provide no assurance that these economic trends will not continue. Decreases in consumer confidence and spending and significant increases in commodity prices could have a material impact on the consolidated financial position, results of operations, or cash flows of the Company.

Industry

        According to the American Sports Data, Inc. (“ASDI”) Superstudy of Sports Participation for the year 2004, approximately 30 million people in the United States enjoyed shooting sports. We believe that the hunting and shooting sports industry is stable and mature. According to the National Sporting Goods Association (“NSGA”), total U.S. consumer expenditures for the shooting sports industry in which we participate in 2004 were approximately $2.1 billion ($1.9 billion in 2003), comprised of expenditures on shotguns (approximately $530 million), rifles (approximately $720 million) and ammunition (approximately $870 million).

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

        The market polarization appears to primarily be a function of demand from higher end retailers and consumers being relatively inelastic and unaffected by weaker economic conditions while lower end retailers and consumers are generally selling and buying, respectively, opening price point products. Because of this trend, management began augmenting our already existing product lines in 2004 with the Spartan Gunworks opening price point product, and expects to continue to enhance our existing product lines at all various price points both through the internal development of new products and the sourcing of product through both foreign and domestic sources.

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

        Management’s near-term strategy in light of the environment noted above has been to contain costs, manage inventory levels to meet customer needs, while pursuing growth initiatives in markets that we believe show potential future profitable growth. Our efforts to pursue growth initiatives resulted in the three actions during the past twelve months described under “Executive Overview”: 1) Imported firearms through the Spartan Gunworks by Remington product line, 2) the exclusive distribution agreement, and 3) the joint venture agreement. We have also engaged in selective efforts to stimulate demand for our products, through targeted product introductions and promotions in selected product categories. Management believes that we have successfully maintained the strength of our brand and our market-leading positions in our primary product categories, and that we remain poised to take advantage of any significant improvement in the demand environment.

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

The majority of our firearms and ammunition products, however, are manufactured for hunting use. As a result, the majority of the sales of our products are seasonal and concentrated toward the fall hunting season. We currently follow the industry practice of selling firearms pursuant to a “dating” plan allowing the customer to buy the products commencing at the beginning of our dating plan periods and pay for them on extended terms. As a competitive measure, we also offer extended payment terms on select ammunition categories. We believe that these dating plans have partially offset the seasonality of the Company’s business.

        As a result of the seasonal nature of our sales, the extended payment terms under our dating plan billing practices, and the aforementioned increasingly extreme and condensed seasonality, our working capital financing needs generally have significantly exceeded cash provided by operations during certain parts of the year until certain of our extended accounts receivable are collected. As a result, our working capital financing needs tend to be greatest during the spring and summer months, decreasing during the fall and reaching their lowest points during the winter. As discussed in our previous filings, we began to see our seasonality compress to later in the fall hunting season. Sales in the third quarter of 2004 were higher than sales in other quarters, as historically experienced, and sales in the fourth quarter of 2004, including those on extended terms, were also higher than historical levels. Accordingly, we expect more of our accounts receivable balance to remain outstanding until the third and fourth quarters as compared to previous years.

Liquidity and Capital Resources

Overview

        We have historically funded expenditures for operations, administrative expenses, capital expenditures, debt service obligations and dividend payments with internally generated funds from operations, and satisfied working capital needs from time to time with borrowings under our Credit Facility. We evaluate on a regular basis whether we will be able to meet our debt service obligations and fund our operating requirements with borrowings under the Credit Facility and cash flow from operations, particularly in light of minimum EBITDA and availability requirements in light of the extended terms and condensed seasonality as discussed in “Seasonality” above. We believe we will be able to meet our debt service obligations and fund our operating requirements with borrowings under the Credit Facility and cash flow from operations, although no assurance can be given in this regard. We also evaluate on a regular basis our ability to pay prospective dividends to Holding, subject to the restrictions and covenants imposed upon us by our Credit Facility and the indenture for the Notes. We continue to focus on working capital management, including managing inventory levels to keep them in line with sales projections, as well as containing costs.

Liquidity

        As of June 30, 2005, we had outstanding $273.0 million of indebtedness, consisting of approximately $200.0 million (face amount) of the Notes, $72.1 million in revolving credit borrowings under the Credit Facility, $0.5 million in capital lease obligations, and a $0.9 million note payable to Holding. As of June 30, 2005, we also had issued aggregate letters of credit of $5.4 million.

        On February 8, 2005, in connection with the passage of the one year requirement to apply an amount equal to net proceeds from the sale of our fishing line business to permanently repay debt or reinvest in specified assets, we entered into a fourth amendment under the Credit Facility primarily to permanently reduce our commitments under the Credit Agreement from $125.0 million to $101.0 million and to amend the availability requirements. See Note 9 to the accompanying unaudited interim consolidated financial statements for additional details regarding the fourth amendment. As a result of the reduction in borrowing capacity, and in accordance with EITF 98-14, the Company reduced its debt acquisition costs by $0.5 million upon signing of the fourth amendment to the Credit Facility in February 2005, the expense for which was recorded as Other Income on the Company’s accompanying statement of operations.

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

The terms of the Credit Facility do not permit us to borrow against accounts receivable on certain extended terms, which as highlighted above in “Seasonality” were higher at the end of 2004 than historical levels. As of June 30, 2005 approximately $23.5 million in additional borrowings beyond the minimum availability requirements were available as determined pursuant to the Credit Facility.

        At present, the principal sources of liquidity for our business and operating needs continue to be internally generated funds from operations and borrowings under the Credit Facility. We evaluate on a regular basis whether we will be able to meet our debt service obligations and fund our operating requirements with borrowings under the Credit Facility and funds from operations, particularly in light of minimum EBITDA and availability requirements in light of the extended terms and condensed seasonality as discussed in “Seasonality” above. We believe we will be able to meet our debt service obligations and fund our operating requirements with borrowings under the Credit Facility and funds from operations, although no assurance can be given in this regard. We also evaluate on a regular basis whether or not we will be able to pay prospective dividends to Holding, subject to the restrictions and covenants imposed upon us by our Credit Facility and the indenture for the Notes. See “Dividend Policy.” In addition, we continue to focus on aggressively managing working capital through, among other things, inventory management and expense control.

        We expect to contribute approximately $7.1 million to plan assets under our funded defined-benefit pension plan during 2005. Through August 10, 2005, we had paid $4.7 million in contributions.

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

        The indenture for the Notes permits repurchases of the Notes on the open market, subject to limitations that may be contained in the Credit Facility. The Credit Facility allows the Company to purchase Notes in an aggregate amount of up to $5.0 million on or before December 31, 2005, subject to compliance with specified conditions for the purchases. No such repurchases had been made as of August 10, 2005.

Credit Facility

        On February 8, 2005, in connection with the passage of the one year requirement to apply an amount equal to net proceeds from the sale of the fishing line business to repay debt or reinvest in specified assets, we entered into a fourth amendment under the Credit Facility primarily to permanently reduce our commitments under the Credit Agreement from $125.0 million to $101.0 million and to amend the availability requirements. See Note 9 to the accompanying unaudited interim consolidated financial statements for additional details regarding the fourth amendment. As a result of the reduction in borrowing capacity, and in accordance with EITF 98-14, the Company reduced its debt acquisition costs by $0.5 million upon signing of the fourth amendment to the Credit Facility in February 2005, the expense for which was recorded as Other Income on the Company’s accompanying statement of operations.

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

        Key terms of the Credit Facility now include the following:

(1)

The minimum amount of availability required to be maintained during the Availability Test Period is $20.0 (except during the period June 1 through September 30, 2005, when such minimum availability requirement is $10.0 calculated as a reduction of eligible collateral). For any period during the Availability Test Period when such minimum availability requirement is not met, the Company must maintain (i) a maximum leverage ratio of 6.0 to 1.0 and (ii) a minimum fixed charge coverage ratio of 1.1 to 1.0. So long as the minimum availability requirement is met during the Availability Test Period, there is no requirement for the Company to meet the maximum leverage ratio or the minimum fixed charge coverage ratio.

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

        As of June 30, 2005 we were in compliance with our financial covenants under the Credit Facility and expect to continue to be in compliance with such financial covenants. However, there can be no assurance that we will continue to be in compliance.

        The interest rate margin for the ABR and the Euro-Dollar loans at June 30, 2005 was 1.5% and 3%, respectively. The weighted average interest rate under the Company’s Credit Facility was 6.21% and 4.80% for the year to date periods ended June 30, 2005 and 2004, respectively.

Capital & Operating Leases and Other Long-Term Obligations

        We maintain capital leases mainly for computer equipment. We have one operating lease that extends beyond five years, the lease for our Memphis warehouse, which extends to 2010 and a steam purchase contract, which extends to 2012 and contains an option to cancel with three years notice. We also maintain contracts including, among other things, a services contract with our third party warehouse provider and commitments to our joint venture RELES.

Cash Flows and Working Capital

        Net cash used in operating activities was $60.6 million and $46.9 million for the six-month periods ended June 30, 2005 and 2004, respectively. The $13.7 million increase in cash used in operating activities for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 resulted primarily from an increase in accounts receivable and inventories as well as a decrease in accounts payable. The sale of the fishing line business and the impairment charges associated with Clay Targets reporting unit also affected net cash used in operating activities. Specifically, the reasons associated with these changes are summarized as follows:

•	Accounts receivable increased by $33.4 million over the six months ended June 30, 2005 compared to an increase of $30.1 million over the six months ended June 30, 2004. This increase in accounts receivable over the prior year period is primarily related to higher sales levels as compared to a year ago, as well as the impact of higher extended terms as discussed previously in “Seasonality.”

•	Inventories increased by $29.3 million over the six months ended June 30, 2005 compared to an increase of $22.9 million over the six months ended June 30, 2004. This increase in inventories over the prior year period is primarily related to changes in inventory mix in the current year as compared to the previous year and higher production costs (including materials and energy costs).

•	Accounts payable increased $5.8 million in the first six months of 2005 compared to an increase of $10.5 million in the first six months of 2004, primarily as a result of a reduction in purchasing volume at the end of 2003 associated with a December furlough at one of our plants.

•	The sale of the fishing line business on February 9, 2004 resulted in a decrease in net income in the current year compared to the prior year due to a gain (net of taxes) on the sale of $13.5 million. This adjustment, in combination with other adjustments for accruals and taxes associated with the sale are included in other accrued and long-term liabilities and income taxes payable. The amount of the cash proceeds from the sale was included in investing activities as indicated below.

        Net cash used in investing activities for the six months ended June 30, 2005 was $5.6 million and net cash provided by investing activities in the first six months of 2004 was $40.7 million. The decrease in cash from investing activities is primarily related to available net cash proceeds of $42.8 million received from the sale of our fishing line business in the first six months of 2004, combined with higher capital expenditures during 2005 of $2.5 million, cash contributions of $0.5 million to our RELES joint venture in the current year, and $0.5 million in cash proceeds from the sale of property, plant, and equipment in the prior year. The $5.1 million and $2.6 million of capital expenditures for investing activities in the first six months of 2005 and 2004, respectively, consisted of capital expenditures primarily used both for new equipment related to the manufacture of firearms and ammunition, as well as improvements to existing facilities.

        Net cash provided by financing activities for the six months ended June 30, 2005 and 2004 was $66.2 million and $6.4 million, respectively. The $59.8 million increase in cash provided by financing activities from the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily resulted from approximately $61.1 million of higher borrowings under the Credit Facility, primarily due to the available net cash proceeds associated with the sale of our fishing line business in the prior year of $41.5 million, and other higher working capital needs in the current year resulting from the factors described above and $2.1 million fewer cash dividends paid in the current year period, slightly offset by a lower book overdraft amount of $3.3 million in the current year period.

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

Capital Expenditures

        Cash capital expenditures for the six months ended June 30, 2005 were $5.1 million, consisting primarily of capital expenditures both for new equipment related to the manufacture of firearms and ammunition, as well as improvements to existing facilities. We expect capital expenditures for 2005 to be in a range of $11.0 million to $13.0 million. Our Credit Facility allows for capital expenditures up to $21.1 million in the 2005 fiscal year including unused capacity carried over from 2003 and 2004.

Results of Operations for the Three and Six Month Periods Ended June 30, 2005 as Compared to the Three and Six Month Periods Ended June 30, 2004 (Restated)

        Net Sales.   The following tables compare net sales by reporting segment for each of the periods indicated:

	Quarter Ended June 30, Dollars in Millions
	2005	Percent Of Total	2004	Percent of Total	$ Increase/ (Decrease)	% Increase/ (Decrease)
Net Sales
Firearms	$49.2	53.1%	$46.0	52.8%	$3.2	7.0%
Ammunition	38.1	41.1	35.3	40.5	2.8	7.9
All Other	5.4	5.8	5.9	6.7	(0.5)	(8.5)

Consolidated	$92.7	100.0%	$87.2	100.0%	$5.5	6.3%

	Year-to-Date Ended June 30, Dollars in Millions
	2005	Percent Of Total	2004	Percent of Total	$ Increase/ (Decrease)	% Increase/ (Decrease)
Net Sales
Firearms	$96.1	54.1%	$91.2	53.3%	$4.9	5.4%
Ammunition	70.4	39.6	68.8	40.2	1.6	2.3
All Other	11.1	6.3	11.1	6.5	--	--

Consolidated	$177.6	100.0%	$171.1	100.0%	$6.5	3.8%

        Firearms

        Management believes the increase in net sales of $3.2 million for the quarter ended June 30, 2005 over the prior-year period is primarily attributable to:

•	increased shipments of our opening price point break action shotguns; partially offset by

•	lower sales of other shotguns.

        Management believes the increase in net sales of $4.9 million for the year-to-date period ended June 30, 2005 over the prior-year period is primarily related to:

•	increased shipments of our opening price point break action shotguns; and

•	higher volumes of centerfire rifles; partially offset by

•	existing Remington shotguns and, to a lesser extent, rimfire rifles.

        Ammunition

        Management believes the increase in net sales of $2.8 million for the quarter ended June 30, 2005 over the prior-year period is primarily attributable to:

•	approximately $1.6 million associated with the realization of higher pricing for ammunition products; and

•	higher sales volumes of higher margin centerfire ammunition and ammunition component products; offset by

•	lower sales volumes of shotshell and sourced ammunition products.

         Management believes the increase in net sales of $1.6 million for the year-to-date period ended June 30, 2005 over the prior-year period is primarily attributable to:

•	approximately $2.8 million associated with the realization of higher pricing for ammunition products; offset by

•	lower sales volumes of shotshell and sourced ammunition products, and lower sales volume and mix in higher margin centerfire ammunition.

        All Other (including Accessories, Clay Targets, Powder Metal Products and Technology Products)

         Management believes the decrease in net sales of $0.5 million for the quarter ended June 30, 2005 over the prior-year period is due primarily to:

•	lower sales volumes of clay targets, and to a lesser extent knives and gun parts; partially offset by

•	slightly higher sales of powder metal products.

         Management believes the lack of change in net sales for the year-to-date period ended June 30, 2005 over the prior-year period is primarily attributable to:

•	slightly higher sales of accessories and powder metal products; partially offset by

•	slightly lower sales of clay targets.

        Cost of Goods Sold.     The table below depicts the cost of goods sold by reporting segment and the percentage of net sales represented by such cost of goods sold:

	Quarter Ended June 30, Dollars in Millions
	2005	Percent Of Total	2004	Percent of Total	$ Increase/ (Decrease)	% Increase/ (Decrease)
Cost of Goods Sold
Firearms	$37.2	75.6%	$34.6	75.2%	$2.6	7.5%
Ammunition	34.0	89.2	31.6	89.5	2.4	7.6
All Other	4.0	74.1	4.5	76.3	(0.5)	(11.1)

Consolidated	$75.2	81.1%	$70.7	81.0%	$4.5	6.4%

	Year-to-Date Ended June 30, Dollars in Millions
	2005	Percent Of Total	2004	Percent of Total	$ Increase/ (Decrease)	% Increase/ (Decrease)
Cost of Goods Sold
Firearms	$73.0	76.0%	$68.3	74.9%	$4.7	6.9%
Ammunition	61.3	87.0	58.5	85.0	2.8	4.8
All Other	8.1	73.0	8.3	74.8	(0.2)	(2.4)

Consolidated	$142.4	80.2%	$135.1	79.0%	$7.3	5.4%

        Firearms

         Management believes the increase of $2.6 million for the quarter ended June 30, 2005 over the prior-year period is due primarily to:

•	higher sales of lower margin shotguns, consisting primarily of our opening price point break action shotguns; and

•	higher manufacturing materials and overhead costs; partially offset by

•	lower sales of existing Remington shotguns

         Management believes the increase of $4.7 million for the year-to-date period ended June 30, 2005 over the prior-year period is due primarily to:

•	higher sales of lower margin shotguns, consisting primarily of our opening price point break action shotguns; and

•	higher sales of centerfire rifles; and

•	higher manufacturing materials and overhead costs; partially offset by

•	lower sales of existing Remington shotguns.

        Ammunition

         Management believes the increase of $2.4 million for the quarter ended June 30, 2005 over the prior-year period is due primarily to:

•	higher sales volumes of higher margin centerfire ammunition and ammunition component products;

•	higher levels of commodity costs and manufacturing overhead variances; partially offset by

•	realized gains from settlement of our copper and lead option contracts.

         Management believes the increase of $2.8 million for the year-to-date period ended June 30, 2005 over the prior-year period is due primarily to:

•	higher overall sales volumes of centerfire and shotshell ammunition; and

•	higher levels of commodity costs and manufacturing overhead variances; partially offset by

•	realized gains from settlement of our copper and lead option contracts.

        All Other (including Accessories, Clay Targets, Powder Metal Products and Technology Products)

         Management believes the decrease of $0.5 million for the quarter ended June 30, 2005 over the prior-year period is due primarily to:

•	lower overall sales of knives; and

•	lower overall sales of gun parts.

         Management believes the decrease of $0.2 million for the year-to-date period ended June 30, 2005 over the prior-year period is due primarily to:

•	lower overall sales of knives and gun parts; partially offset by

•	higher sales of safes.

        Operating Expenses. Operating expenses consist of selling, general and administrative expense, research and development expense and other income and expense.

	For the quarter ended,
			$	%
		As Restated
	June 30,	June 30,	Increase/	Increase/
	2005	2004	(Decrease)	(Decrease)
Operating Expenses
SG&A	$ 17.1	16.5	$ 0.6	3.6%
R&D	1.5	1.5	--	--
Other (Income) Expense	(0.6)	(0.4)	(0.2)	(50.0)

Consolidated	$ 18.0	$ 17.6	$ 0.4	2.3%

	For the year-to-date periods ended,

			$	%
		As Restated
	June 30,	June 30,	Increase/	Increase/
	2005	2004	(Decrease)	(Decrease)
Operating Expenses
SG&A	$ 33.9	32.7	$ 1.2	3.7%
R&D	2.9	3.0	(0.1)	(3.3)
Impairment Charges	3.7	--	3.7	100.0
Other	(0.7)	(0.8)	0.1	12.5

Consolidated	$ 39.8	$ 34.9	$ 4.9	14.0%

        The increase in selling, general, and administrative expense between the two quarterly and year-to-date periods was primarily attributable to higher costs associated with variable administrative expenses, warehousing and distribution expenses and technology products selling expenses, offset by lower product liability expenses associated with favorable experience.

        The impairment charges in 2005 were triggered by the notification by a primary supplier of a critical raw material of the Clay Targets reporting unit described in Note 3 to the unaudited interim consolidated financial statements presented herein. The impairment charges are estimates that have yet to be finalized as management is currently evaluating its options for the reporting unit. Accordingly, these amounts may change in subsequent periods based on the outcome of this evaluation. At June 30, 2005, the remaining carrying values associated with the Clay Targets reporting unit for trademarks and fixed assets are $2.0 million.

        The increase in other income between the quarterly periods was primarily attributable to higher licensing income in the second quarter of 2005. The decrease in other income between the year-to-date periods was the result of the write-off of debt acquisition costs associated with our reduction in borrowing capacity as mentioned in “Liquidity” above of $0.5 million, partially offset by higher licensing income.

        Interest Expense. Interest expense for the quarterly and year-to-date period ended June 30, 2005 was $6.9 million and $13.2 million, respectively, an increase of $0.7 million and $0.9 million from the same periods of 2004. Interest expense includes zero for the quarterly periods, and zero and $0.1 million, for the year-to-date periods ended June 30, 2005 and 2004, respectively, which was reclassified to discontinued operations. The increase in interest expense from the same period in 2004 primarily resulted from higher overall borrowings of $0.5 million and higher interest rates of $0.3 million on the Credit Facility.

    Taxes.        Our effective tax rate for the six months ended June 30, 2005 related to continuing operations was (3.4%). The income tax benefit recognized is a result of the reduction of deferred tax liabilities associated with intangible assets. These deferred tax liabilities were reduced due to the impairment charges recorded for goodwill and indefinite-lived intangible assets as of June 30, 2005 as disclosed in Note 3. Management believes that under the provisions of SFAS 109, it is not appropriate to record income tax benefits on current quarterly losses, exclusive of the impairment to intangible assets. Consequently, the Company’s results for the year-to-date ended June 30, 2005 do not reflect such a benefit from income taxes, notwithstanding the fact that the Company reported a loss for the period, were it not for the impairment to intangible assets.

        The change from (41.0%) for the same period in 2004 is primarily attributable to the benefit of $0.6 million recorded during the first quarter of 2005 based on SFAS 109 and described below, and the reduction in the deferred tax liability associated with intangible assets. Excluding the effects of the valuation allowance and the charges related to reduced deferred tax liabilities associated with the impairment charges in the first quarter of 2005, we anticipate that our full year 2005 effective tax rate related to continuing operations will be in the range of (29%) to (34%), and the change from (41.0%) for the same period in 2004 is primarily attributable to the effects of permanent differences and changes in state income taxes. We utilized a 42% effective tax rate in calculating the net gain on the sale of the fishing line business in the first quarter of 2004. This rate differs from the continuing operations rate primarily due to permanent differences related to goodwill.

        At June 30, 2005, a valuation allowance of approximately $20.7 million is recorded against deferred tax assets in accordance with the provisions of SFAS 109.  Realization of the deferred tax assets is largely dependent upon future profitable operations, if any, and the reversals of existing taxable temporary differences. Although there can be no assurance that such events will occur, the valuation allowance may be reversed in future periods to the extent that related deferred income tax assets no longer require a valuation allowance under the provisions of SFAS 109.

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

        Discontinued Operations. As disclosed in Note 4 to the unaudited interim consolidated financial statements included herein, on February 6, 2004, we entered into the Stren Asset Purchase Agreement pursuant to which we sold to the Purchasers certain specific assets relating to our fishing line business, effective as of February 9, 2004. The fishing line business had been a part of the All Other reporting segment.

        The purchase price paid to us, based on the fair market value of the assets sold, was $44.0 million in cash. The assets sold had a net book value of approximately $17.9 million and we retained net working capital of approximately $1.7 million. The gain recorded during the first six months of 2004 on the sale of discontinued operations was approximately $13.5 million, net of income taxes.

        Amounts related to the fishing line operations for the periods ended June 30, 2005 and 2004 have been reclassified in the accompanying statement of operations as discontinued operations. The following represents a summary of key components of income from discontinued operations:

	For the quarter ended,		For the six months ended,
	June 30,	June 30,	June 30,	June 30,
Discontinued Operations:	2005	2004	2005	2004
Net Sales	$ -	$ -	$ -	$ 1.9
Pre-tax operating income (loss)	-	0.3	(0.1)	0.2
Interest Expense Allocation	-	-	-	0.1
Income (Loss) from operations, after tax	-	0.3	(0.1)	0.1

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

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”), and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commerical substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and the Company will adopt this Statement in the third quarter of 2005. Management currently does not anticipate that the effects of the statement will materially affect its consolidated financial position or consolidated results of operations upon adoption.

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In March 2005, the SEC released SEC Staff Accounting Bulleting No. 107, Share-Based Payment (“SAB 107”), which contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the Staff’s views regarding the valuation of share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and the Company will adopt this Statement in the first quarter of 2006. SFAS 123R permits public companies to adopt its requirements using one of two methods:

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

        As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25‘s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend in part on levels of share-based payments granted in the future. Management is currently evaluating the impact, if any, that SFAS 123R and SAB 107 will have on our consolidated financial statements.

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

        In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces Accounting Principles Board in Opinion No. 20 (“APB 20”), Accounting Changes, and Statement of Financial Accounting Standard No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, APB 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of direct effects of changes in acounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 carries forward without change the guidance for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We have accounted for the restatement described in Note 2 to the unaudited interim consolidated financial statements presented herein in acordance with the current guidance of APB 20. The impact to our financial statements as a result of adopting this new statement is not expected to be material.

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

Information Concerning Forward-Looking Statements

        Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation: (i) the statement in “Executive Overview” concerning our belief that the demand for sporting products in the firearms, ammunition and related markets depends on a number of factors including the general state of the economy and concerning our belief that the market for firearms and ammunition products will remain relatively flat in the near future; (ii) the statements in “Outlook” concerning our beliefs regarding the outlook for the remainder of 2005, concerning management’s belief that it does not have any reason to believe that any of the trends and uncertainties described in “Outlook” are permanent characteristics of the markets for our products or the general economy, and concerning management’s belief that positive changes in such trends and an improvement in general economic conditions may result in increased demand for the Company’s products or otherwise improve the Company’s results of operations or cash flows; (iii) the statements in “-Liquidity and Capital Resources — Liquidity” concerning our belief that the Company will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the Revolving Credit Facility; (iv) the statement in “Liquidity and Capital Resources — Capital Expenditures” that we expect capital expenditures for 2005 to be in a range of $11.0 million to $13.0 million; (v) the statements in “Liquidity and Capital Resources – Credit Facility” concerning our beliefs regarding compliance with the financial covenants under the Credit Facility;

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

        We introduced an opening price point line known as Spartan Gunworks in June 2004 and recently expanded the line with additional product offerings. This product line is made by a Russian manufacturer and resold by us, and, in light of market trends, we anticipate that this line may account for an increasing portion of our sales in the future. See “ — Business Outlook” above. Although we have taken steps designed to mitigate the inherent risks in selling outsourced products, and our experience with our supplier over the last year has been positive, our business and financial performance nevertheless could be affected by a number of factors beyond our control, including disruptions or delays in product deliveries, our supplier’s on-going quality controls, and the international geopolitical and economic environment.

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

        Certain of our financial instruments are subject to interest rate risk. As of June 30, 2005, we had long-term borrowings of $273.5 million ($239.6 million at June 30, 2004) of which $72.1 million ($37.5 million at June 30, 2004) was issued at variable rates. Assuming no changes in the $35.3 million of monthly average variable-rate debt levels from the latest twelve months ended June 30, 2005, we estimate that a hypothetical change of 100 basis points in the LIBOR and ABR interest rates would impact interest expense by $0.4 million on an annualized pretax basis. We were not a party to any interest rate cap or other protection arrangements with respect to our variable rate indebtedness as of June 30, 2005 or 2004.

        We use commodity options contracts to hedge against the risk of increased prices for lead and copper to be used in the manufacture of our products. Lead and copper prices have experienced significant increases over the past twelve months primarily due to increased demand. The amounts of premiums paid for commodity contracts outstanding at June 30, 2005 were $0.5 million higher than in 2004. At June 30, 2005 and 2004, the market value of our outstanding contracts relating to firm commitments and anticipated purchases up to fifteen months from the respective date was $2.8 million and $4.1 million, respectively, as determined with the assistance of a third party. Assuming a hypothetical 10% increase in lead and copper commodity prices which are currently hedged, we would experience an approximate $2.8 million ($2.8 million at June 30, 2004) increase in our cost of related inventory purchased, which would be partially offset by an approximate $1.6 million ($1.1 million at June 30, 2004) increase in the value of related hedging instruments. The decrease in exposure as compared to the prior year can be associated primarily with higher hedged quantities in the current year and the differential between strike and spot prices between the two years, resulting in more contracts currently in-the-money. With the volatility of pricing the Company has experienced, we believe that significant changes in commodity pricing could have a future material impact on our consolidated financial position, results of operations, or cash flows of the Company.

        We also purchase steel supplies for use in the manufacture of certain firearms, ammunition, and accessory products. We believe the price of steel has recently risen due to the increasing demand from China compounded by a weak US dollar and iron ore shortages. Assuming a hypothetical 10% increase in steel prices, we would experience an approximate $0.5 million (an approximate $0.4 million at June 30, 2004) increase in our cost of related inventory purchased.

        We believe that we do not have a material exposure to fluctuations in foreign currencies.

        We do not hold or issue financial instruments for speculative purposes.

Item 4.    Controls and Procedures

        Section 404 of the Sarbanes-Oxley Act of 2002 required non-accelerated filers, including us, to report on the effectiveness of their internal control over financial reporting beginning with their 2006 Annual Report on Form 10-K, which we are required to file with the SEC no later than March 31, 2007. Our independent registered public accounting firm will be required to attest to that report. Our managment has been and is continuing to work to ensure that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

        As of and for the period ended June 30, 2005 (the “Evaluation Date”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

        Our management considered the control deficiency in internal control over financial reporting which resulted in the need to restate our previously issued financial statments as disclosed in Note 2 to the accompanying unaudited interim consolidated financial statements included in this Form 10-Q. Based on our review and analysis, our management concluded that the control deficiency in internal control over financial reporting that resulted in the restatement of the prior period financial statements did not constitute a material weakness. This control deficiency has been reported to the audit committee by our management in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. In addition, our management has corrected the control deficiency by reviewing our methodologies and utilizing more accurate data in our analysis of potential healthcare claims. Furthermore, there have been no other items or changes that occured during the second quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. For a further explanation of the circumstances surrounding the restatement, we refer you to our amended report on Form 10-K/A filed on August 8, 2005

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

        As a result of contractual arrangements, we manage the joint defense of product liability litigation involving Remington brand firearms and our ammunition products for both Remington and the Sellers. As of June 30, 2005, approximately 14 individual bodily injury cases and claims were pending, primarily alleging defective product design, defective manufacture and/or failure to provide adequate warnings; some of these cases seek punitive as well as compensatory damages. We have previously disposed of a number of other cases involving post-Acquisition occurrences by settlement. Of the individual cases and claims pending as of June 30, 2005, approximately three involve matters for which the Sellers retained liability and are required to indemnify us. On August 2, 2005, a defense verdict was returned by a federal district court jury in Utica, New York, in the trial of a discontinued product matter. The remaining approximately eleven pending cases involve post-Acquisition occurrences for which we bear responsibility under the Purchase Agreement; the Sellers have some responsibility for the costs of one of these cases involving certain shotguns.

        The relief sought in individual cases includes compensatory and, sometimes, punitive damages. Not all complaints or demand letters expressly state the amount of damages sought. As a general matter, when specific amounts are provided, compensatory damages sought range from less than $75,000 to more than $10 million, while demands or punitive damages may range from less than $500,000, to as much as $100 million. Of the 11 individual post-Acquisition claims pending as of June 30, 2005, where specific initial demands have been made, claimants purport to seek approximately $23.8 million in compensatory and an unspecified amount in punitive damages.

In the Company’s experience, initial demands do not generally bear a reasonable relationship to the facts and circumstances of a particular matter, and in any event, typically are reduced significantly as a case proceeds. The Company believes that its accruals for product liability cases and claims are a superior quantitative measure of the cost to it of product liability cases and claims.

        At June 30, 2005, our accrual for product liability cases and claims was approximately $14.6 million. The amount of our accrual for product liability cases and claims is based upon estimates developed as follows. We establish reserves for anticipated defense and disposition costs to us of those pending cases and claims for which we are financially responsible. Based on those estimates and an actuarial analysis of actual defense and disposition costs incurred by us with respect to product liability cases and claims in recent years, we determine the estimated defense and disposition costs for unasserted product liability cases and claims. We combine the estimated defense and disposition costs for both pending and unasserted cases and claims to determine the amount of our accrual for product liability cases and claims. It is reasonably possible additional experience could result in further increases or decreases in the period in which such information is made available. We believe that our accruals for losses relating to such cases and claims are adequate. Our accruals for losses relating to product liability cases and claims include accruals for all probable losses the amount of which can be reasonably estimated. Based on the relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, our accruals for the uninsured costs of such cases and claims and the Sellers’ agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as well as the type of firearms products that we make), we do not believe with respect to product liability cases and claims that any reasonably possible loss exceeding amounts already recognized through our accruals has been incurred.

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

        To date, 17 municipal lawsuits have been dismissed and are no longer subject to appeal, including that involving local California governments. One more dismissal is on appeal. The remaining lawsuits are in various stages of motion practice and discovery. A majority of states have enacted some limitation on the ability of local governments to file such lawsuits against firearms manufacturers. In addition, similar legislation limiting such lawsuits on a federal level has been proposed in both houses of Congress. At the federal level, the House of Representatives approved legislation in 2004 that would limit lawsuits against firearms manufacturers based on the criminal or unlawful acts of third parties; however, similar legislation was defeated in the Senate. New versions of those bills were introduced in February 2005, and on July 29, 2005, the Senate approved such a bill.

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

Item 2.        Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
              There are no matters to report subject to this Item for the period ended June 30, 2005.

Item 3.         Defaults Upon Senior Securities
              There are no matters to report subject to this Item for the period ended June 30, 2005.

Item 4.         Submission of Matters to a Vote of Security Holders
              There are no matters to report subject to this Item for the period ended June 30, 2005.

Item 5.        Other Information
              There are no matters to report subject to this Item for the period ended June 30, 2005.

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

32.1        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2        Certification Pursuant to 18 U.S.C.Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMINGTON ARMS COMPANY, INC.

/s/ Mark A. Little
Mark A. Little

Executive Vice President, Chief Financial
Officer and Chief Administrative Officer
(Principal Financial Officer)

August 10, 2005