Form 10-Q
period 2005-09-30
REMINGTON ARMS CO INC/
filed 2005-11-14
CIK 916504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
September 30, 2005

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
    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).
    Yes  ☐    No  ☒

At August 10, 2005, the number of shares outstanding of each of the issuer’s classes of common stock is as follows: 1,000 shares of Class A Common Stock, par value $.01 per share.

REMINGTON ARMS COMPANY, INC.

FORM 10-Q

September 30, 2005

Remington Arms Company, Inc.

Consolidated Balance Sheets

(Dollars in Millions, Except per Share Data)

	(Unaudited)

	September 30, 2005	December 31, 2004	September 30, 2004
		As Restated	As Restated
ASSETS
Current Assets
Cash and Cash Equivalents	$ 0.4	$ 0.4	$ 0.3
Accounts Receivable Trade - net	102.7	81.2	93.1
Inventories - net	104.8	92.6	97.3
Supplies	7.2	7.2	6.3
Prepaid Expenses and Other Current Assets	12.3	9.1	7.9
Deferred Tax Assets	2.2	2.8	9.7

Total Current Assets	229.6	193.3	214.6

Property, Plant and Equipment - net	74.1	75.3	72.6
Goodwill and Intangibles	59.1	62.7	62.7
Debt Issuance Costs - net	6.9	8.7	9.2
Other Noncurrent Assets	15.0	14.4	14.7
Deferred Tax Assets	-	-	0.7

Total Assets	$ 384.7	$ 354.4	$ 374.5

LIABILITIES & SHAREHOLDER'S EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$ 30.2	$ 24.5	$ 31.7
Book Overdraft	0.7	10.0	1.5
Short-Term Debt	1.1	-	0.8
Current Portion of Long-Term Debt	0.5	0.6	1.0
Current Portion of Product Liability	2.2	2.2	2.4
Income Taxes Payable	1.4	0.8	2.3
Deferred Tax Liabilities	-	-	-
Other Accrued Liabilities	44.8	35.0	41.2

Total Current Liabilities	80.9	73.1	80.9

Long-Term Debt, net of Current Portion	238.9	202.9	215.7
Retiree Benefits	48.7	47.1	46.5
Product Liability, net of Current Portion	12.7	11.2	12.3
Deferred Tax Liabilities	10.2	8.5	-
Other Long-Term Liabilities	1.8	1.7	1.2

Total Liabilities	393.2	344.5	356.6

Commitments and Contingencies

Shareholder's Equity (Deficit)
Class A Common Stock, par value $.01; 1,000 shares authorized and outstanding at September 30, 2005, December 31, 2004, and September 30, 2004, respectively
Paid in Capital	89.1	89.0	85.8
Accumulated Other Comprehensive Income (Loss)	-	0.6	(0.2)
Accumulated Deficit	(97.6)	(79.7)	(67.7)
Total Shareholder's Equity (Deficit)	(8.5)	9.9	17.9
Total Liabilities and Shareholder's Equity (Deficit)	$ 384.7	$ 354.4	$ 374.5

The accompanying notes are an integral part of these consolidated financial statements

Remington Arms Company, Inc.
Consolidated Statements of Operations
(Dollars in Millions)

	Unaudited

	Quarter Ended September 30,		Year-to-Date September 30,

	2005	2004 As Restated	2005	2004 As Restated

Net Sales (1)	$124.5	$119.2	$302.1	$290.3

Cost of Goods Sold	98.9	90.1	241.3	225.2

Gross Profit	25.6	29.1	60.8	65.1

Selling, General and Administrative Expenses	17.0	17.2	50.9	49.9

Research and Development Expenses	1.5	1.5	4.4	4.5

Impairment Charges	-	-	3.7	-

Other Income	(0.6)	-	(1.3)	(0.8)

Operating Profit	7.7	10.4	3.1	11.5

Interest Expense	6.9	6.4	20.1	18.7

Income (Loss) from Operations before Income Taxes, Equity in Loss from Unconsolidated Joint Venture, Discontinued Operations and Sale of Assets	0.8	4.0	(17.0)	(7.2)
Income Tax (Benefit) Expense	0.6	3.1	-	(1.4)

Equity in Loss from Unconsolidated Joint Venture, net of tax expense of zero for the quarterly and year-to-date periods ended September 30, 2005	0.4	-	0.8	-

Net Income (Loss) from Operations before Discontinued Operations and Sale of Assets	(0.2)	0.9	(17.8)	(5.8)

Income (Loss) from Discontinued Operations, net of tax expense of zero and $0.1 for the quarterly periods ended September 30, 2005 and 2004, respectively and zero and $0.1 for the year-to-date periods ended September 30, 2005 and 2004, respectively	-	-	(0.1)	0.1

Gain on Sale of Assets, net of tax expense of zero for the quarterly and $9.8 for the year-to-date periods ended September 30, 2004	—	-	-	13.5

Net (Loss) Income	$(0.2)	$0.9	$(17.9)	$7.8

(1) Sales are presented net of Federal Excise taxes of $11.0 and $10.6 for the quarterly and $24.8 and $24.7 for the year-to-date periods ended September 30, 2005 and 2004, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.

Consolidated Statements of Cash Flows

(Dollars in Millions)

Unaudited
Year-To-Date September 30,
2005	2004
As Restated
Operating Activities
Net Income (Loss)	$(17.9)	$7.8
Adjustments to reconcile Net Income (Loss) to Net Cash used in Operating Activities:
Impairment Charges	3.7	-
Depreciation and Amortization	8.4	8.3
Write-off of Debt Acquisition Costs	0.5	-
Equity in Losses from Unconsolidated Joint Venture	0.8	-
Gain on Sale of Assets Held for Sale	-	(23.3)
Loss on Disposal of Assets	0.1	0.3
Provision for Retiree Benefits	1.5	4.2
Provision for Deferred Income Taxes, net	2.3	2.3
Changes in Operating Assets and Liabilities:
Accounts Receivable Trade - net	(21.5)	(26.0)
Inventories	(12.2)	(11.6)
Supplies	-	0.4
Prepaid Expenses and Other Current Assets	(2.1)	(0.3)
Other Noncurrent Assets	(0.6)	(0.4)
Accounts Payable	5.7	11.6
Product Liabilities	1.5	(0.5)
Income Taxes Payable	0.6	(0.2)
Other Accrued and Long-Term Liabilities	10.8	9.9

Net Cash used in Operating Activities from Continuing Operations	(18.4)	(17.5)
Net Cash provided by Discontinued Operations	-	0.1

Net Cash used in Operating Activities	(18.4)	(17.4)

Investing Activities
Proceeds from Sale of Assets	-	42.8
Purchase of Property, Plant and Equipment	(7.5)	(4.4)
Proceeds from Sale of Property, Plant and Equipment	-	-	0.4
Cash Contributions to Unconsolidated Joint Venture	(0.8)	-

Net Cash (used in) provided by Investing Activities	(8.3)	38.8

Financing Activities
Proceeds from Revolving Credit Facility	171.4	126.0
Payments on Revolving Credit Facility	(135.7)	(139.9)
Cash Dividends Paid	-	-	(2.1)
Principal Borrowings (Payments) on Long-Term Debt	0.2	(0.3)
Cash Contribution from RACI Holding, Inc.	0.1	-
Change in Book Overdraft	(9.3)	(5.2)

Net Cash provided by (used in) Financing Activities	26.7	(21.5)

Decrease in Cash and Cash Equivalents	0.0	(0.1)
Cash and Cash Equivalents at Beginning of Period	0.4	0.4

Cash and Cash Equivalents at End of Period	$0.4	$0.3

Supplemental Cash Flow Information:
Cash Paid During the Year for:
Interest	$13.5	$17.0
Income Taxes	$-	$5.6
Previously accrued Capital Expenditures	$1.8	$0.8
Noncash Investing Activities:
Capital Lease Obligations Incurred	$0.5	$-
Noncash Financing Activities:
Financing of insurance policies	$1.1	$0.8
Amount due on behalf of RACI Holding, Inc.	$-	$0.6

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.

Consolidated Statement of Shareholder’s Equity (Deficit) and Comprehensive Loss

(Dollars in Millions)

(Unaudited)

	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit As Restated	Total Shareholder’s Equity (Deficit) As Restated
Balance, December 31, 2004	$89.0	$0.6	$(79.7)	$9.9

Comprehensive Loss:
Net Loss	—	—	(17.9)	(17.9)
Other comprehensive income:
Net derivative gains, net of tax effect of $0.6	—	1.1	—	1.1
Net derivative gains reclassified as earnings, net of tax effect of ($1.0)	—	(1.7)	—	(1.7)

Total Comprehensive Loss	—	(0.6)	(17.9)	(18.5)
Cash Contribution from RACI Holding, Inc.	0.1	—	—	0.1

Balance, September 30, 2005	$89.1	$-	$(97.6)	$(8.5)

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

        The accompanying unaudited interim consolidated financial statements of Remington have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair statement have been included. Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. The year-end balance sheet information for 2004 was derived from the restated audited consolidated financial statements for the year ended December 31, 2004, but does not include all disclosures required by generally accepted accounting principles.

        These consolidated financial statements should be read in conjunction with the restated audited consolidated financial statements of Remington Arms Company, Inc. and subsidiaries as of and for the year ended December 31, 2004, included in the Company’s Form 10-K/A for such period filed on August 8, 2005.

        A revision to the classification from liabilities to assets of estimated insurance proceeds from product liability and workers compensation was made to financial information from prior periods to conform with the current presentation format. In addition, a revision to the classification of the valuation allowance among current and noncurrent deferred tax assets and liabilities was made to financial information from prior periods to conform with the current presentation format. These changes in classifications did not have a material impact on any previously reported financial condition, results of operations or cash flows of the Company. In addition, as a result of the sale of specified assets of the fishing line business on February 9, 2004, the results of these operations have been included in discontinued operations and results from prior periods have been reclassified accordingly. See Note 4.

Note 2 — Restatement of Previously Issued Financial Statements

        The Company has restated its previously issued financial statements for the quarterly and year-to-date periods ended September 30, 2004, which are reflected in this filing on a restated basis, and were included in the Company’s Form 10-Q/A for the quarter ended September 30, 2004 filed on August 8, 2005. Such financial statements were restated to reflect the correction of a methodological error related to the Company’s reserve for potential healthcare claims. The error resulted from the use of inaccurate data and methodologies in calculating the healthcare accrual. For the impact of the restatement we refer you to our Form 8-K filing on July 21, 2005 and our amended filings on Form 10-K/A for the year ended December 31, 2004 and Forms 10-Q/A for the quarterly periods ended March 31, 2005, September 30, 2004, and June 30, 2004.

   Note 3 – Impairment Charges

        As of March 31, 2005, the Company performed an evaluation for impairment on its goodwill, trademarks, and fixed assets for the Clay Targets reporting unit and recorded associated impairment charges of $3.7 in the accompanying statement of operations, which were composed of goodwill impairment of $2.9, indefinite-lived trademark impairment of $0.7, and fixed asset impairment of $0.1. The Clay Targets reporting unit is included in the All Other reporting segment in Note 16. The evaluation resulted from the Company being notified by the primary supplier of a critical raw material to the Company’s Clay Targets business that materials would not be supplied beginning in the third quarter of 2005. No alternative supplier has currently been located. Management considered the loss of the supplier a change in the business climate that created a specific “triggering event” necessitating such a review.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

        The impairment of trademarks with respect to the Clay Targets reporting unit was assessed in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The impairment test required us to estimate the fair value of our trademarks. We tested these trademarks at the reporting unit level. We estimated fair value using a discounted cash flow model. Under this model, we utilized estimated revenue and cash flow forecasts, as well as assumptions of terminal value, together with an applicable discount rate, to determine fair value. We then compared the carrying value of the trademark to its fair value. Since the fair value of the trademark was less than its carrying value, the difference of $0.7 was the impairment charge recorded.

        The impairment for long-lived assets with respect to the Clay Targets reporting unit was assessed in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). We operate the Clay Targets reporting unit with two plant locations; therefore, we performed our testing of the asset groups at the plant level, as this is the lowest level for which identifiable cash flows are available. In performing the test, we determined that the total of the expected future undiscounted cash flows directly related to the existing service potential of the asset group for one of the plant locations was less than the carrying value of that asset group; therefore, the analysis indicated an impairment charge for this plant location. Fair value for this plant location was determined using a market approach for the associated building and land, and a remaining utility approach for the equipment. The impairment charge of $0.1 represented the difference between the fair value of the asset group and its carrying value.

        The impairment of goodwill with respect to the Clay Targets reporting unit was assessed in accordance with the provisions of SFAS 142. SFAS 142 indicates that if other types of assets (in addition to goodwill) of a reporting unit are being tested for impairment at the same time as goodwill, then those assets are to be tested for impairment prior to performing the goodwill impairment testing. Accordingly, in accordance with SFAS 142 the impairment charges noted above reduced the carrying value of the Clay Targets reporting unit when performing the impairment test for goodwill. The goodwill impairment test required us to estimate the fair value of our overall business enterprise at the reporting unit level. We estimated fair value using a discounted cash flow model. Under this model, we utilized estimated revenue and cash flow forecasts, as well as assumptions of terminal value, together with an applicable discount rate, to determine fair value. We then compared the carrying value of the Clay Targets reporting unit to its fair value. Since the fair value of the Clay Targets reporting unit was below zero, an impairment charge of $2.9, associated with the remaining balance of goodwill for the Clay Targets reporting unit, was recorded.

        The impairment charges noted above are estimates that have yet to be finalized as management is currently evaluating its options for the Clay Targets reporting unit, including seeking another supplier. Such estimates are recorded based upon the provisions of the above referenced statements as well as Statement of Financial Accounting Standard No. 5, Accounting for Contingencies (“SFAS 5”). Accordingly, these estimated amounts may change in subsequent periods and other charges may be necessary based on the outcome of this ongoing evaluation. At September 30, 2005, the remaining carrying value associated with the Clay Targets reporting unit for trademarks and fixed assets are $1.9.

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

        The purchase price paid to Remington and RA Brands for the assets sold was $44.0 in cash. At the time of the closing of the sale, the Company applied $43.0 of cash proceeds to pay down the then outstanding balance under Remington’s senior secured revolving credit facility (as amended to date, the “Credit Facility”), and applied the remaining $1.0 of cash proceeds to repay Credit Facility borrowings later in 2004. The assets sold had a net book value of approximately $17.9 and Remington retained net working capital of approximately $1.7. As disclosed in our December 31, 2004 restated audited consolidated financial statements, the gain that was recorded in 2004 on the sale of discontinued operations was approximately $13.6, net of income taxes. The gain of approximately $13.5 reported as of September 30, 2004 reflected management’s estimate of remaining costs associated with the sale based on remaining obligations with respect to the sale at that time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

        Pursuant to the Stren Asset Purchase Agreement, Remington agreed not to compete with the Purchasers in the fishing line business for a period of five years.

        The following represents a summary of key components of loss from discontinued operations:

	For the quarter ended,	For the nine months ended,
	September 30,		September 30,
Discontinued Operations:	2005	2004	2005	2004
Net Sales	$ --	$ --	$	$ 1.9
Pre-tax operating income (loss)	--	--	(0.1)	0.2
Interest expense allocation	--	--	--	0.1
Income (loss) from operations, after tax	--	--	(0.1)	0.1

September 30, 2005 and 2004, respectively. There was no allocation of interest in the quarterly periods ended September 30, 2005 and 2004. The interest expense allocation is based on the Company being required to make a payment of $43.0 against its outstanding borrowings under the Credit Facility with a portion of the proceeds received at the closing of the sale of the fishing line business on February 9, 2004. The interest expense allocation was computed by taking the $43.0 revolver balance paid down at the time of the sale closing, multiplied by the weighted average interest rate on the Credit Facility through February 9, 2004. The fishing line business has historically been allocated interest expense (approximately $0.2 annually) as a result of actual working capital balances for the fishing line business during 2003 and 2002.

Note 5 — Inventories

        Inventories consisted of the following at:

	September 30,	December 31,	September 30,
	2005	2004	2004
Raw Materials	$ 20.0	$ 17.5	$ 18.3
Semi-Finished Products	20.8	19.3	18.7
Finished Products	64.0	55.8	60.3

Total	$ 104.8	$ 92.6	$ 97.3

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

Note 6 –Other Accrued Liabilities

        Other Accrued Liabilities consisted of the following at:

	As Restated	As Restated
	September 30,	December 31,	September 30,
	2005	2004	2004
Marketing	$ 5.8	$ 6.2	$ 5.9
Healthcare	7.1	7.4	7.7
Retiree Benefits (current portion)	8.0	7.1	6.8
Compensation	3.3	1.4	2.8
Workers Compensation	4.3	3.3	2.9
Interest	7.0	1.8	7.0
Excise Taxes Payable	4.6	2.9	3.7
Other	4.7	4.9	4.4

Total	$ 44.8	$ 35.0	$ 41.2

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

	Year-to-date	Year ended	Year-to-date
	September 30,	December 31,	September 30,
	2005	2004	2004
Beginning warranty accrual	$ 0.8	$ 0.8	$ 0.8
Current period accruals	2.0	2.8	2.0
Current period charges	(2.0)	(2.8)	(2.0)

Ending warranty accrual	$ 0.8	$ 0.8	$ 0.8

        In addition to our warranty accrual, we have a nationwide product safety program under which we offer to clean, inspect and modify certain bolt action centerfire firearms manufactured prior to 1982 to remove the bolt-lock feature. As of September 30, 2005, our accrual for the costs of the product safety program was less than $0.1.

Note 8 – Income Taxes

        Income tax expense is based on pretax financial accounting income. The Company recognizes deferred tax assets and liabilities based on the difference between the financial reporting and tax bases of assets and liabilities, applying tax rates applicable to the year in which the differences are expected to reverse, in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). A valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. As of September 30, 2005, a valuation allowance of approximately $21.1 is recorded against deferred tax assets in accordance with the provisions of SFAS 109.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

        Management believes that under the provisions of SFAS 109, it is not appropriate to record income tax benefits on current losses because of the uncertainty of realization of any tax benefit attributable to such losses. Therefore, the Company’s results for the quarter and year-to-date periods ended September 30, 2005 do not reflect such a benefit from income taxes, notwithstanding the fact that the Company reported a loss for these periods. However, during the third quarter of 2005, the Company recorded a provision of $0.6 due to the finalization of its 2004 tax return in conjunction with SFAS 109 and the Company's valuation allowance. Under the provisions of SFAS 109 and SFAS 142, the recognition of impairment charges for goodwill and indefinite-lived intangible assets as of September 30, 2005 as disclosed in Note 3 reduced the amount of deferred tax liabilities associated with intangible assets and resulted in the recognition of a corresponding income tax benefit of $0.6 which was recorded in the first quarter of 2005. The resulting difference nets to zero on the Company’s statement of operations for the year to date period ended September 30, 2005.

        Because the Company files its income taxes in a consolidated tax return with Holding, the supplemental cash flow disclosure for cash taxes paid reflects the total impact of any cash taxes paid on behalf of Holding.

Note 9– Long-Term Debt

        Long-term Debt consisted of the following at:

	September 30,	December 31,	September 30,
	2005	2004	2004
Revolving Credit Facility	$ 37.5	$ 1.8	$ 14.4
10.5% Senior Notes due 2011	200.0	200.0	200.0
Capital Lease Obligations	0.9	0.8	0.9
Due to RACI Holding, Inc.	1.0	0.9	1.4

Subtotal	239.4	203.5	216.7
Less: Current Portion	0.5	0.6	1.0

Total	$ 238.9	$ 202.9	$ 215.7

        The Company's Credit Facility provides up to $101.0 of borrowings under an asset-based senior secured revolving credit facility through January 23, 2008. Amounts available under the Credit Facility are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable and eligible inventory in addition to the minimum availability requirement described below. The Credit Facility also includes a letter of credit sub-facility of up to $15.0.

        On February 8, 2005, in connection with the passage of the one year requirement under the indenture governing the Notes referred to below to apply an amount equal to net proceeds from the sale of the fishing line business to permanently repay debt or reinvest in specified assets, the Company entered into a fourth amendment to the credit agreement governing the Credit Facility (the “Credit Agreement”), the key terms of which are described below, primarily to permanently reduce its commitments under the Credit Agreement from $125.0 to $101.0 and to amend the availability requirements as indicated below. As a result of the reduction in borrowing capacity, and in accordance with Emerging Issues Task Force No. 98-14 (“EITF 98-14”), the Company reduced its debt acquisition costs by $0.5 upon signing of the fourth amendment to the Credit Facility in February 2005, the expense for which was recorded as Other Income on the Company’s accompanying statement of operations.

        On October 14, 2005, the Company entered into a fifth amendment, effective as of September 30, 2005, to the Credit Agreement to amend 2005 minimum EBITDA requirements, develop new minimum EBITDA requirements from January 1 through September 30, 2006, and extend the use of the availability test period from March 31, 2006 to January 1, 2007. A fee of less than $0.1 was capitalized in October as debt acquisition costs and is being amortized for fifteen months, which is the life of the amendment. Absent the fifth amendment, the Company would have been in violation of its minimum EBITDA requirements as of September 30, 2005. The Company therefore assessed the classification of its outstanding borrowings under the Credit Facility in accordance with the provisions of Emerging Issues Task Force 86-30, “Classifications of Obligations When a Violation is Waived by a Creditor” (“EITF 86-30”). While there can be no assurances, management currently believes based on current projections that the Company will be in compliance with its debt covenants during the next twelve months and, accordingly, has classified the outstanding borroiwngs under the Credit Facility as long term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

        At January 1, 2007, the Company will revert back to the requirement of being in compliance with its original fixed charge ratio and average funded debt to EBITDA leverage ratio that existed prior to the second amendment to the Credit Agreement in October 2003. Based on these current projections, management believes that when the covenants revert on January 1, 2007, the Company could be in violation of such covenants and may need to seek measures for maintaining compliance such as further amendments to the Credit Agreement, which management has obtained in the past with cooperation and assistance from its lending group. Management cannot give any assurance, however, that such future amendments, if needed, can be obtained, and no assurance has been provided from the Company's lenders that the lenders will agree to any further modifications or amendments to the Company's Credit Facility. If the Company was to fail to obtain such modifications, management may be required to seek and obtain alternative financing and no assurances can be given that the Company could do so, and if it did, no assurances could be given that such alternative financing would be on similar terms to the Company's existing Credit Facility.

        As a result of certain amendments to the Credit Facility, the Company’s borrowing capacity has been limited by creating a minimum availability restriction through the earlier of (i) January 1, 2007 and (ii) subject to meeting specified financial conditions, such date as the Company may determine (such period, the “Availability Test Period”). In addition, during the Availability Test Period, the Company must maintain specified minimum rolling four quarter levels of Consolidated EBITDA (as defined in the Credit Facility).

        Key terms of the Credit Facility now include the following:

(1)

The minimum amount of availability required to be maintained during the Availability Test Period is $30.0 (except during the period June 30 through September 30, 2006, when such minimum availability requirement is $10.0 and calculated as a reduction from eligible collateral). For the period from March 31 through September 30, 2006, the minimum availability requirement is based on a Suppressed Availability calculation (as defined in the Credit Agreement, as amended). For any period during the Availability Test Period when such minimum availability requirement is not met, the Company must maintain (i) a maximum leverage ratio of 6.0 to 1.0 and (ii) a minimum fixed charge coverage ratio of 1.1 to 1.0. So long as the minimum availability requirement is met during the Availability Test Period, there is no requirement for the Company to meet the maximum leverage ratio or the minimum fixed charge coverage ratio.

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

(5)

The Credit Facility contains limitations on capital expenditures exceeding $12.5 during any fiscal year, adjusted upward for any previously unspent amounts in prior years that were less than the annual $12.5 limitation. The Credit Facility allows for capital expenditures up to $21.1 in the 2005 fiscal year including unused capacity carried over from 2003 and 2004.

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

        The interest rate margin for the ABR and the Euro-Dollar loans at September 30, 2005 is 1.50% and 3.00%, respectively. The weighted average interest rate under the Company’s Credit Facility was 6.44% and 4.87% for the nine months period ended September 30, 2005 and 2004, respectively.

        As of September 30, 2005 approximately $57.1 in additional borrowing capacity was available as determined pursuant to the Credit Facility.

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

        The indenture for the Notes and the Credit Facility contain various restrictions on the Company’s ability to incur debt, pay dividends and enter into certain other transactions. In addition, the indenture for the Notes permits repurchases of the Notes on the open market, subject to limitations that may be contained in the Credit Facility. The Credit Facility allows the Company to purchase Notes in an aggregate amount of up to $5.0 on or before December 31, 2005, subject to compliance with specified conditions for the purchases. No such repurchases had been made as of November 10, 2005.

Note 10 – Intangible Assets

        The carrying amount of goodwill and trademarks, which are not subject to amortization, attributable to each reporting segment is outlined in the following tables:

	September 30,	December 31,	September 30,
Goodwill	2005	2004	2004
Firearms	$ 12.8	$ 12.8	$ 12.8
Ammunition	5.2	5.2	5.2
All Other	--	2.9	2.9

Total	$ 18.0	$ 20.9	$ 20.9

	September 30,	December 31,	September 30,
Trademarks	2005	2004	2004

Firearms	$ 20.4	$ 20.4	$ 20.4
Ammunition	19.4	19.4	19.4
All Other	1.3	2.0	2.0

Total	$ 41.1	$ 41.8	$ 41.8

        The Company continues to monitor the Clay Targets business unit in the All Other reporting segment as to whether there is a reasonable possibility of an additional impairment charge or recovery if changes were to result in the estimated future cash flows of the Clay Targets business unit. During the quarter ended March 31, 2005, an impairment charge was recorded in the Company’s statement of operations based on a specific triggering event, the loss of a primary supplier as described in Note 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

Note 11 – Retiree Benefits

        Please refer to the Company’s Annual Report on Form 10-K/A (as amended) for the year ended December 31, 2004, for detailed descriptions and disclosures about the various benefit plans offered by Remington. Please also refer to the Company’s Form 8-K dated October 17, 2005, which discusses amendments to our benefit plans. There are no current changes to Remington’s estimates due to these plan amendments announced in the Form 8-K.

        The following table summarizes the components of net periodic pension cost for the three and nine month periods ended:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Service Cost	$ 1.2	$ 1.3	$ 3.7	$ 3.8
Interest Cost	2.4	2.3	7.2	6.8
Expected Return on Assets	(2.2)	(2.0)	(6.6)	(6.0)
Amortization of Prior Service Cost	--	(0.1)	(0.1)	(0.2)
Recognized Net Actuarial Loss	1.5	1.5	4.5	4.6

Net Periodic Pension Cost	$ 2.9	$ 3.0	$ 8.7	$ 9.0

        The following table summarizes the components of net periodic postretirement cost for the three and nine month periods ended:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Service Cost	$ 0.2	$ 0.2	$ 0.5	$ 0.5
Interest Cost	0.3	0.4	0.9	1.0
Net Amortization and Deferral	--	--	--	0.2

Net Periodic Benefit Cost	$ 0.5	$ 0.6	$ 1.4	$ 1.7

Anticipated Contributions

        Remington previously disclosed in its restated audited consolidated financial statements for the year ended December 31, 2004, that it expected to contribute approximately $7.1 to plan assets related to its funded defined benefit pension plan during 2005. Through November 10, 2005, all of the required $7.1 of contributions had been made.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

Note 12—Investment in Unconsolidated Joint Venture

        In 2004, the Company entered into a joint venture agreement with ELSAG, Inc., an unaffiliated third party, to form RELES.  RELES sells and services a license plate reading technology sold to state and local law enforcement agencies along with certain federal agencies. The agreement gives Remington a 50% ownership interest.  The agreement calls for each member to provide 50% of required capital investments and receive 50% of distributions, with a maximum contribution amount of $1.5 by each party.  In addition, Remington provides certain administrative support functions, while ELSAG, Inc. provides product technology support. As a result of certain administrative support functions provided by Remington, the Company has a receivable from RELES at September 30, 2005 of less than $0.1.

        Management has assessed the accounting treatment of RELES under the provisions of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51 (“FIN 46R”), and APB 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”), and has concluded that RELES is a variable interest entity. However, as the Company is not the primary beneficiary, RELES is accounted for under the equity method of accounting. Accordingly, an investment is recognized on the Company’s balance sheet (included in “Other Noncurrent Assets”) at the carrying value of the Company’s cumulative cash contributions to RELES adjusted for the Company’s cumulative equity in (earnings) loss recorded on the Company’s statement of operations, and the Company’s 50% share of RELES’s operating results is recorded in the Company’s statement of operations (included in “Equity in (Earnings) Loss from Unconsolidated Joint Venture, net of tax”) during each period that RELES produces financial results.

        In October 2005, the Company made a cash contribution of $0.3, bringing the year-to-date contribution total to $1.0. There have been no significant revenues associated with RELES during any period.

        The following summarizes the Company’s investment account balance associated with RELES at:

Account	September 30, 2005	December 31, 2004	September 30, 2004
Investment in Unconsolidated Joint Venture	$0.2	$0.2	$ -

        Through November 10, 2005, the Company has made a total of $1.3 in cumulative cash contributions to RELES.

Note 13 – Stock Options

        In accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), the Company has elected to continue to account for stock-based compensation under the intrinsic value-based method of accounting described by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, generally no cost is recorded for stock options issued to employees unless the option exercise price is below fair value at the time options are granted. To date, options have been granted at exercise prices equal to the estimated fair value of the underlying common stock. Therefore no compensation expense has been recognized with respect to the grant of any outstanding stock options. Had compensation expense for such option grants been recognized under SFAS No. 123, as amended, based on the fair value of such options at the grant dates thereof for the three and nine month periods ended September 30, 2005 and 2004, the Company’s net income (loss) on a pro forma basis would not have a material impact as follows:

For Three Months Ended
As Restated
		September 30,	September 30,
		2005	2004

Net (Loss) Income	As Reported	$ (0.2)	$ 0.9
Add:	Stock-based employee compensation expense included
in reported net income (loss), net of related tax
	effects	--	--
Deduct:	Total stock-based employee compensation expense
determined under fair value based method for all
	awards, net of related tax effects	--	--

Net (Loss) Income	Pro forma	$ (0.2)	$ 0.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

For Nine Months Ended
As Restated
		September 30,	September 30,
		2005	2004

Net (Loss)Income	As Reported	$ (17.9)	$ 7.8
Add:	Stock-based employee compensation expense included
in reported net income (loss), net of related tax
	effects	--	--
Deduct:	Total stock-based employee compensation expense
determined under fair value based method for all
	awards, net of related tax effects	--	--

Net (Loss)Income	Pro forma	$ (17.9)	$ 7.8

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

Note 15 – Accounting for Derivatives and Hedging Activities

        The Company purchases copper and lead options contracts to hedge against price fluctuations of anticipated commodity purchases. The options contracts limit the unfavorable effect that price increases will have on these metal purchases. At September 30, 2005, the fair value of the Company’s outstanding derivative contracts relating to firm commitments and anticipated consumption (aggregate notional amount 41.9 million pounds of copper and lead) for up to fifteen months from such date was $3.9 as determined with the assistance of a third party. At September 30, 2004, the fair value of the Company’s outstanding derivatives contracts relating to firm commitments and anticipated consumption (aggregate notional amount of 36.4 million pounds of copper and lead) for up to twelve months from such date was $3.5 as determined with the assistance of a third party. The volatility of pricing the Company has experienced to date has affected our results of operations for the nine month periods ended September 30, 2005 and 2004. The Company believes that further significant changes in commodity pricing could have a future material impact on the consolidated financial position, results of operations, or cash flows of the Company.

        In accordance with the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 138”) and by Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”), commodity contracts are designated as cash flow hedges, with the fair value of these financial instruments recorded in prepaid expenses and other current assets, changes in fair value recorded in accumulated other comprehensive income, and net gains/losses reclassified to cost of sales based upon inventory turnover, indicating consumption and sale of the underlying commodity in the Company’s products. During the nine month period ended September 30, 2005, a net gain of $1.7 on derivative instruments was reclassified to cost of sales from accumulated other comprehensive income ($1.5 gain in 2004), and a net gain of $1.1 was recorded to accumulated other comprehensive income and to prepaid expenses and other current assets ($2.5 gain in 2004).

Note 16 — Segment Information

        The Company identifies its reportable segments in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). Based upon SFAS 131, the Company’s business is classified into three reportable segments: Firearms, which designs, manufactures, imports, and markets recreational shotguns and rifles; Ammunition, which designs, manufactures and markets sporting ammunition and ammunition reloading components; and All Other, which includes accessory related gun products, income associated with licensed products, the manufacture and marketing of clay targets and powdered metal products, and the distribution of security products to the federal agency and law enforcement markets. Other reconciling items include corporate, other assets not allocated to the individual segments, assets held for sale and discontinued operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

Information on Segments:

	Three Months Ended		Nine Months Ended
		As Restated		As Restated
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Net Sales:
Firearms	$ 50.4	$ 46.7	$ 146.5	$ 137.9
Ammunition	67.2	65.9	137.6	134.7
All Other	6.9	6.6	18.0	17.7

Consolidated Net Sales	$ 124.5	$ 119.2	$ 302.1	$ 290.3

Adjusted EBITDA:
Firearms	$ 5.7	$ 6.6	$ 15.2	$ 16.5
Ammunition	5.1	8.4	2.0	7.5
All Other	0.9	1.1	2.2	2.7
Other Reconciling Items	0.4	(0.9)	(0.2)	(1.9)

Adjusted EBITDA	$ 12.1	$ 15.2	$ 19.2	$ 24.8

		As Restated	As Restated
	September 30,	December 31,	September 30,
	2005	2004	2004
Assets:
Firearms	$ 147.1	$ 137.8	$ 126.3
Ammunition	133.2	110.4	133.2
All Other	16.7	12.8	13.5
Other Reconciling Items	87.7	93.4	101.5

Consolidated Assets	$ 384.7	$ 354.4	$ 374.5

        The following table illustrates the calculation of Adjusted EBITDA, by reconciling Net Income/ (Loss) to Adjusted EBITDA, which management believes is the most nearly equivalent GAAP measure:

	Three Months Ended		Nine Months Ended
		As Restated		As Restated
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Net Income (Loss)	$ (0.2)	$ 0.9	$ (17.9)	$ 7.8
Adjustments: Depreciation Expense	2.4	2.4	7.1	6.9
Interest Expense (A)	6.9	6.4	20.1	18.8
Other Noncash Charges (B)	1.6	1.8	4.2	5.5
Non-Recurring Charges (Gains) (C)	0.4	0.8	4.9	(12.7)
Equity in Loss From Unconsolidated
Joint Venture, net of tax	0.4	--	0.8	--
Income Taxes (D)	0.6	2.9	--	(1.5)

Adjusted EBITDA	$ 12.1	$ 15.2	$ 19.2	$ 24.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

(A)

Interest expense includes amortization expense of deferred financing costs of $0.4 and $0.5 for the quarterly periods and $1.3 and $1.4 for the year-to-date periods ended September 30, 2005 and 2004, respectively. For the year-to-date period ended September 30, 2004, $0.1 was reclassified to discontinued operations associated with the sale of our fishing line business.

(B)

Other noncash charges include $1.6 and $1.6 and $4.1 and $5.2 accrual for retirement benefits for the quarterly and year-to-date periods ended September 30, 2005 and 2004, respectively. The quarterly periods ended September 30, 2005 and 2004 include zero and $0.1, respectively for expense for disposal of assets while the year-to-date periods ended September 30, 2005 and 2004 includes $0.1 and $0.3 loss on disposal of assets, respectively.

(C)

Nonrecurring charges or (gains) includes zero and ($13.5) relating to the sale of assets associated with sale of the fishing line business described in Note 4, $0.6 and $0.6 for expenses associated with the exclusive distribution agreement, and $0.2 and $0.2 for accrued severance for the quarterly and year-to-date periods ended September 30, 2004, respectively. In 2005, nonrecurring charges or (gains) includes $0.3 for the quarterly and $0.6 for the year-to-date periods for severance charges, $0.1 for the quarterly and year-to-date periods for expenses associated with the amendment to the exclusive distribution agreement, zero for the quarterly and $0.5 for the year-to-date periods associated with a write-off of debt acquisition costs for the permanent reduction in borrowing capacity, and zero for the quarterly and $3.7 for the year-to-date periods associated with impairment charges with the write-down in goodwill, trademarks, and fixed assets of the Clay Targets reporting unit. See Note 3.

(D)	Income taxes include $0.1 for the quarterly and year-to-date periods ended September 30, 2004, which was reclassified to discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

Note 17 - Financial Position and Results of Operations of Remington Arms Company, Inc. (As Restated)

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

REMINGTON ARMS COMPANY, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2005

		Combined		Remington Arms Co.,
		Guarantor		Inc. and
ASSETS	Remington	Subsidiaries	Eliminations	Subsidiaries
Current Assets	$ 122.9	$ 106.7	$ --	$ 229.6
Receivable from Remington, Net	--	115.0	115.0	--
Equity method investment in subsidiaries	225.7	--	225.7	--
Noncurrent Assets	111.7	43.4	--	155.1

Total Assets	$ 460.3	$ 265.1	$ 340.7	$ 384.7

LIABILITIES AND (ACCUMULATED
DEFICIT) SHAREHOLDER'S EQUITY
Current Liabilities	$ 47.9	$ 33.0	$ --	$ 80.9
Payable to RACI Holding, Inc., Net	1.0	--	--	1.0
Payable to RA Brands, L.L.C., Net	72.5	--	72.5	--
Payable to RA Factors, Inc., Net	42.5	--	42.5	--
Noncurrent Liabilities	304.9	6.4	--	311.3
(Accumulated Deficit) Shareholder's Equity	(8.5)	225.7	225.7	(8.5)

Total Liabilities and (Accumulated Deficit)
Shareholder's Equity	$ 460.3	$ 265.1	$ 340.7	$ 384.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2004

		Combined		Remington Arms Co.,
		Guarantor		Inc. and
ASSETS	Remington	Subsidiaries	Eliminations	Subsidiaries
Current Assets	$ 108.4	$ 84.9	$ --	$ 193.3
Receivable from Remington, Net	--	120.3	120.3	--
Equity method investment in subsidiaries	210.2	--	210.2	--
Noncurrent Assets	122.9	38.2	--	161.1

Total Assets	$ 441.5	$ 243.4	$ 330.5	$ 354.4

LIABILITIES AND
SHAREHOLDER'S EQUITY
Current Liabilities	$ 39.9	$ 33.2	$ --	$ 73.1
Payable to RACI Holding, Inc., Net	0.9	--	--	0.9
Payable to RA Brands, L.L.C., Net	64.4	--	64.4	--
Payable to RA Factors, Inc., Net	55.9	--	55.9	--
Noncurrent Liabilities	270.5	--	--	270.5
Shareholder's Equity	9.9	210.2	210.2	9.9

Total Liabilities and Shareholder's
Equity	$ 441.5	$ 243.4	$ 330.5	$ 354.4

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2004

		Combined		Remington Arms Co.,
		Guarantor		Inc. and
ASSETS	Remington	Subsidiaries	Eliminations	Subsidiaries
Current Assets	$ 118.6	$ 96.0	$ --	$ 214.6
Receivable from Remington, Net	--	106.9	106.9	--
Equity method investment in subsidiaries	210.2	--	210.2	--
Noncurrent Assets	121.5	38.4	--	159.9

Total Assets	$ 450.3	$ 241.3	$ 317.1	$ 374.5

LIABILITIES AND
SHAREHOLDER'S EQUITY
Current Liabilities	$ 49.8	$ 31.1	$ --	$ 80.9
Payable to RACI Holding, Inc., Net	1.4	--	--	1.4
Payable to RA Brands, L.L.C., Net	64.1	--	64.1	--
Payable to RA Factors, Inc., Net	42.8	--	42.8	--
Noncurrent Liabilities	274.3	--	--	274.3
Shareholder's Equity	17.9	210.2	210.2	17.9

Total Liabilities and Shareholder's
Equity	$ 450.3	$ 241.3	$ 317.1	$ 374.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

		Combined		Remington Arms Co.,
QUARTER ENDED		Guarantor		Inc. and
September 30, 2005	Remington	Subsidiaries	Eliminations	Subsidiaries
Net Sales	$124.5	$ --	$ --	$124.5
Gross Profit	25.6	--	--	25.6
Royalty Income (Expense)	(5.0)	5.0	--	--
Factory Income (Expense)	(3.6)	3.6	--	--
Income from Equity Investees	7.1	--	7.1	--
Net (Loss) Income	(0.2)	7.1	7.1	(0.2)

		Combined		Remington Arms Co.,
QUARTER ENDED		Guarantor		Inc. and
September 30, 2004	Remington	Subsidiaries	Eliminations	Subsidiaries
Net Sales	$119.2	$ --	$ --	$ 119.2
Gross Profit	29.1	--	--	29.1
Royalty Income (Expense)	(4.8)	4.8	--	--
Factoring Income (Expense)	(3.3)	3.3	--	--
Income from Equity Investees	7.1	--	7.1	--
Net Income	0.9	7.1	7.1	0.9

		Combined		Remington Arms Co.,
NINE MONTHS ENDED		Guarantor		Inc. and
September 30, 2005	Remington	Subsidiaries	Eliminations	Subsidiaries
Sales	$302.1	$ --	$ --	$ 302.1
Gross Profit	60.8	--	--	60.8
Royalty Income (Expense)	(12.1)	12.1	--	--
Factoring Income (Expense)	(8.5)	8.5	--	--
Income from Equity Investees	15.6	--	15.6	--
Net (Loss) Income	(17.9)	15.6	15.6	(17.9)

		Combined		Remington Arms Co.,
NINE MONTHS ENDED		Guarantor		Inc. and
September 30, 2004	Remington	Subsidiaries	Eliminations	Subsidiaries
Sales	$290.3	$ --	$ --	$ 290.3
Gross Profit	65.1	--	--	65.1
Royalty Income (Expense)	(11.6)	11.6	--	--
Factoring Income (Expense)	(8.1)	8.1	--	--
Income from Equity Investees	23.6	--	23.6	--
Net Income	7.8	23.6	23.6	7.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year-to-Date September 30, 2005

		Combined		Remington Arms Co.,
		Guarantor		Inc. and
	Remington	Subsidiaries	Eliminations	Subsidiaries
Operating Activities
Net Cash Used in Operating
Activities	$ (18.4)	$ --	$ --	$ (18.4)

Investing Activities
Purchase of Property, Plant and Equipment	(7.5)	--	--	(7.5)
Cash Contribution to Unconsolidated Joint Venture	(0.8)	--	--	(0.8)

Net Cash Provided by Investing Activities	(8.3)	--	--	(8.3)

Financing Activities
Net Proceeds from Revolving Credit Facility	35.7	--	--	35.7
Principal Borrowings on Long-Term Debt	0.2	--	--	0.2
Cash Contribution from RACI Holding, Inc.	0.1	--	--	0.1
Change in Book Overdraft	(9.3)	--	--	(9.3)

Net Cash Provided by Financing Activities	26.7	--	--	26.7

(Decrease) Increase in Cash and Cash Equivalents	--	--	--	--
Cash and Cash Equivalents at Beginning of Period	0.4	--	--	0.4

Cash and Cash Equivalents at End of Period	$ 0.4	$ --	$ --	$ 0.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year-to-Date September 30, 2004

		Combined		Remington Arms Co.,
		Guarantor		Inc. and
	Remington	Subsidiaries	Eliminations	Subsidiaries
Operating Activities
Net Cash (Used in) Provided by Continuing
Operations	$ (17.6)	$ 0.1	$ --	$ (17.5)
Net Cash Provided by Discontinued Operations	$ 0.1	$ --	$ --	$ 0.1

Net Cash (Used in) Provided by Operating
Activities	$ (17.5)	$ 0.1	$ --	$ (17.4)

Investing Activities
Net Proceeds from Sale of Assets	16.3	26.5	--	42.8
Dividends Received	26.5	--	(26.5)	--
Purchase of Property, Plant and Equipment	(4.4)	--	--	(4.4)
	0.4	--	--	0.4

Net Cash Provided by Investing Activities	38.8	26.5	(26.5)	38.8

Financing Activities
Net Payments from Revolving Credit Facility	(13.9)	--	--	(13.9)
Principal Payments on Long-Term Debt	(0.3)	--	--	(0.3)
Dividends Paid	(2.1)	(26.5)	26.5	(2.1)
Decrease Book Overdraft	(5.2)	--	--	(5.2)

Net Cash Used in Financing Activities	(21.5)	(26.5)	26.5	(21.5)

(Decrease) Increase in Cash and Cash Equivalents	(0.2)	0.1	--	(0.1)
Cash and Cash Equivalents at Beginning of Period	0.4	--	--	0.4

Cash and Cash Equivalents at End of Period	$ 0.3	$ 0.1	$ --	$ 0.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

Note 18 – Recent Accounting Pronouncements

        In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). This Statement clarifies the types of costs that should be expensed rather than capitalized as inventory. SFAS 151 clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005 and the Company will adopt this standard as of January 1, 2006. The Company is currently evaluating the impact, if any, that this statement will have on its consolidated financial statements.

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”), and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and the Company adopted this Statement in the third quarter of 2005. The adoption of this statement had no impact on the Company.

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In March 2005, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”), which contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the Staff’s views regarding the valuation of share-based payment transactions.  SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Because the Company is a debt registrant, it is considered a nonpublic company in accordance with SFAS 123R. The Company will adopt SFAS 123R effective January 1, 2006.

        As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25‘s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method, if applicable, would have an impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The prospective impact of SFAS 123R cannot be predicted at this time because it will depend in part on levels of share-based payments granted in the future. The Company currently does not anticipate that the effects of the statement will materially affect its consolidated financial position or consolidated results of operations upon adoption.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

        In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20 (“APB 20”), Accounting Changes, and Statement of Financial Accounting Standard No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, APB 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of direct effects of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 carries forward without change the guidance for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has accounted for the restatement described in Note 2 in accordance with the current guidance of APB 20. The Company currently does not anticipate that the effects of the statement will materially affect its consolidated financial position or consolidated results of operations upon adoption.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the accompanying unaudited interim consolidated financial statements and related notes of Remington and its subsidiaries, RA Brands, L.L.C. and RA Factors Inc., as of and for the period ended September 30, 2005, and with the Company’s restated audited consolidated financial statements as of and for the year ended December 31, 2004, on file with the SEC. The results of operations for the nine month period ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ended December 31, 2005, in part due to the seasonality of the Company’s business.

        Management’s Discussion and Analysis of Financial Condition and Results of Operations is separated into the following sections:

•	Executive Overview.

•	Restatement of Previously Issued Financial Statements.

•	Business Outlook.

•	Liquidity and Capital Resources.

•	Results of Operations.

•	Recent Accounting Pronouncements.

•	Regulatory Environment.

•	Information about Forward-Looking Statements.

    Executive Overview

        We evaluate our business primarily on Adjusted EBITDA (as described in Note 16 to our unaudited interim consolidated financial statements included in this report, to which we refer you) from two core segments, Firearms and Ammunition, and to a lesser degree on other operating segments organized within the All Other reporting segment, primarily Accessories, Licensing Income, Clay Targets, Powder Metal Products and Technology Products. As part of this evaluation, we focus on managing inventory and payables through, among other things, production management and expense control. These segments allow us to focus our strategies and initiatives on growth opportunities primarily focused on both the hunting and shooting sports and military/government/law enforcement marketplaces.

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

        Finally, in order to be well positioned for growth, we recognize the need to protect our competitive position with the introduction of new, innovative, high quality, and cost effective products to support our customers and consumers. As a result of the market polarization trends we have identified in “Industry” below, we began augmenting our already existing product lines in 2004 with the Spartan Gunworks opening price point product line, and expect to continue to enhance our existing product lines at various price points both through the internal development of new products and the sourcing of product.

        We commenced certain growth initiatives during the last fifteen months. These growth initiatives included the following:

•	In June 2004, we delivered our first sales of the Spartan Gunworks product line, an opening price point line imported from overseas initially consisting of shotguns, and expanded this line with additional product offerings, including rifles, since that time.

•	In July 2004, we entered into a ten year exclusive distribution rights agreement with a technology products manufacturer for certain security products within the United States, certain contractually defined United States territories, and Canada. We expect to sell these security products to the federal agency and law enforcement markets. In September 2005, we amended this agreement to include distribution of certain military markets. We anticipate incurring a total of up to approximately $1.0 million of expenses (of which $0.8 million has been expensed through the nine months ended September 30) associated with the initial launching of these products during 2005 for distribution, selling, marketing, and transaction costs, and have included related financial results in the Technology Products operating segment, which is combined within the All Other reporting segment.

•	In August 2004, we entered into a joint venture agreement with ELSAG, Inc., an unaffiliated third party, to form RELES. RELES sells and services a license plate reading technology that is sold to state and local law enforcement agencies along with certain federal agencies. The venture gives us a 50% ownership interest. The agreement calls for each member to provide 50% required capital investments and receive 50% of distributions, with a maximum contribution amount of $1.5 million by each party. In addition, we will provide certain administrative support funcations, while ELSAG, Inc. will provide product technology support. Through November 10, 2005, we made contributions to the venture of approximately $1.0 million during 2005, bringing our total contributions to $1.3 million. See Note 12 to the unaudited interim consolidated financial statements herein for the impact on the Company's financial statements. We currently aniticipate making the maximum total equity contributions since inception of $1.5 million by the middle of 2006.

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

        We have continued to experience increasing costs related to materials and energy (including lead, copper, steel, fuel, and utilities) for which we have no historical comparison. We can provide no assurance that these economic trends will not continue. Management has initiated price increases in an attempt to offset these costs and will continue to evaluate the need for future price increases in light of these trends and the Company's competitive landscape.

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

Restatement of Previously Issued Financial Statements

        We have restated our previously issued financial statements for the years ending December 31, 2004, 2003, and 2002 on Form 10-K/A and for the quarterly periods ended March 31, 2005, September 30, 2004, and June 30, 2004 on Form 10-Q/A to reflect the correction of a methodological error related to our healthcare accrual. On July 15, 2005 through discussions by management and the audit committee, we determined that an error existed in the calculation of our healthcare accrual included in previously issued financial statements. The error resulted from the use of inaccurate data and methodologies in calculating the health care accrual. All amounts referenced in this Quarterly Report on Form 10-Q for September 30, 2005, reflect relevant amounts on a restated basis. See Note 2 to the accompanying unaudited interim consolidated financial statements for additional information.

Business Outlook

General Economy

        The general economic environment appears to be increasingly volatile and uncertain, as a result of lower levels of consumer spending, lower consumer confidence, inflationary pressures from higher energy and fuel costs, and an uncertain geopolitical environment, offset by current moderate growth in national Gross Domestic Product. We also note that since the beginning of 2004, the Federal Reserve has adopted a monetary policy that includes raising the short term rates of interest. Management notes that a rising interest rate environment could have a potentially continuing adverse impact on consumer spending. Our business has also been affected by the general environment of rising commodity prices for raw materials such as lead, copper, and steel, as well as rising energy costs, that have been experienced since the beginning of 2004. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk.” We can provide no assurance that these economic trends will not continue. Decreases in consumer confidence and spending and/or significant increases in commodity and energy prices could have a material impact on the consolidated financial position, results of operations, or cash flows of the Company.

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

        The consumer products environment appears to be softening based primarily upon the previously mentioned lower consumer spending, lower consumer confidence, and inflationary pressures primarily from higher energy costs. Further, the retail and consumer products industries in which we participate (mainly, firearms and ammunition) are continuing to experience two specific trends – market polarization and condensed seasonality.

        The market polarization appears to primarily be a function of demand from higher end retailers and consumers being relatively inelastic and unaffected by weaker economic conditions while lower end retailers and consumers are generally selling and buying, respectively, opening price point products. Because of this trend, management began augmenting our already existing product lines in 2004 with the Spartan Gunworks opening price point product, and expects to continue to enhance our existing product lines at various price points both through the internal development of new products and the sourcing of product.

        The condensed seasonality appears to primarily be a function of a pronounced customer effort to aggressively manage inventory turns. Management believes that such conditions have caused customers (dealers, chains and wholesalers) to defer purchases of our products to later in the year.

         Remington is no longer a defendant in any lawsuits brought by municipalities against participants in the firearms industry, as described in Part II, Item I "Legal Proceedings." In addition, legistation has been enacted in approximately 34 states precluding such actions. Silimar federal legislation, entitled "The Protection of Lawful Commerce in Arms Act" was signed into law by President Bush on October 26, 2005, after being passed by the U.S. Senate in August 2005 and by the House of Representatives in October 2005, both by two-to-one margins.

Remington

        Our current business environment, and that of our competitors, has been affected by market polarization, condensed seasonality, increased materials and energy costs, and lower consumer spending levels. Management does not have any reason to believe that any of these trends and uncertainties are permanent characteristics of the markets for our products or the general economy, and believes that positive changes in these trends and an improvement in general economic conditions may result in increased demand for the Company’s products or otherwise improve the Company’s results of operations or cash flows. However, management continues to evaluate these trends and uncertainties and cannot assure that they will improve or that any such improvement will increase demand for the Company’s products or otherwise positively impact the Company’s results of operations or cash flows.

        Management’s near-term strategy in light of the environment noted above has been to contain costs, manage inventory levels to meet customer needs, while pursuing growth initiatives in markets that we believe show potential future profitable growth. Our efforts to contain costs have been manifested in our recently announced amendment to our pension plan, and management continues to explore avenues that will reduce overall costs. Our efforts to pursue growth initiatives resulted in the three actions during the past fifteen months described under “Executive Overview”: 1) Imported firearms through the Spartan Gunworks product line, 2) the exclusive distribution agreement, and 3) the joint venture agreement. We have also engaged in selective efforts to stimulate demand for our products, through new product introductions and targeted promotions in selected product categories. Management believes that we have successfully maintained the strength of our brand and our market-leading positions in our primary product categories, and that we remain poised to take advantage of any significant improvement in the demand environment.

Seasonality

        We produce and market a broad range of firearms and ammunition products. Sales of some our our products occur outside the core fall hunting season (September through December). These products consist of several models of our shotguns and several types of ammunition that are intended for target shooting. In addition, these non-seasonal products include certain types of ammunition, primarily the pistol and revolver use, as well as ammunition with government, military, and law enforcement applications. The majority of our firearms and ammunition products, however, are manufactured for hunting use. As a result, the majority of the sales of our products are seasonal and concentrated toward the fall hunting season. We follow the industry practice of selling firearms pursuant to a “dating” plan allowing the customer to buy the products commencing at the beginning of our dating plan periods and pay for them on extended terms. As a competitive measure, we also offer extended payment terms on select ammunition categories. We believe that these dating plans have partially offset the seasonality of the Company’s business, although seasonality has become more pronounced overall.

        As a result of the seasonal nature of our sales, the extended payment terms under our dating plan billing practices, and the aforementioned increasingly extreme and condensed seasonality, our working capital financing needs generally have significantly exceeded cash provided by operations during certain parts of the year until certain of our extended accounts receivable are collected. As a result, our working capital financing needs tend to be greatest during the spring and summer months, decreasing during the fall and reaching their lowest points during the winter. As discussed in our previous filings, we continue to see our seasonality compress to later in the fall hunting season. Sales in the third quarter of 2004 were higher than sales in other quarters, as historically experienced, and sales in the fourth quarter of 2004, including those on extended terms, were also higher than historical levels. Accordingly, we expect more of our accounts receivable balance to remain outstanding until the fourth quarter as compared to previous years. During the third quarter of 2005, we continued to see seasonality condense towards later in the core fall hunting season and expect the condensed seasonality to continue into 2006.

Liquidity and Capital Resources

Overview

        We have historically funded expenditures for operations, administrative expenses, capital expenditures, debt service obligations and dividend payments with internally generated funds from operations, and satisfied working capital needs from time to time with borrowings under our Credit Facility. We evaluate on a regular basis whether we will be able to meet our debt service obligations and fund our operating requirements with borrowings under the Credit Facility and cash flow from operations, particularly in light of minimum EBITDA and availability requirements in light of the extended terms and condensed seasonality as discussed in “Seasonality” above. We believe we will be able to meet our debt service obligations and fund our operating requirements with borrowings under the Credit Facility and cash flow from operations, although no assurance can be given in this regard. We also evaluate on a regular basis our ability to pay dividends to Holding, subject to the restrictions and covenants imposed upon us by our Credit Facility and the indenture for the Notes. See "Dividend Policy." In addition, we continue to focus on working capital management, including managing inventory levels to keep them in line with sales projections, as well as containing costs.

Liquidity

        As of September 30, 2005, we had outstanding $239.4 million of indebtedness, consisting of approximately $200.0 million (face amount) of the Notes, $37.5 million in revolving credit borrowings under the Credit Facility, $0.9 million in capital lease obligations, and a $1.0 million note payable to Holding. As of September 30, 2005, we also had issued aggregate letters of credit of $5.4 million.

        Since the inception of our Credit Facility, we have experienced a change in our operating environment, primarily driven by the following factors: 1) the levels of materials and energy costs (including lead, copper, steel, fuel and electricity) incurred for which no historical pattern had existed and 2) the increase in competitive pressures to sell products on extended dating terms above previously experienced levels. As a result of these changes to our environment, the Company and its lenders entered into a fifth amendment to the Credit Agreement in October 2005, to amend its 2005 minimum EBITDA requirements, develop new minimum EBITDA requirements from January 1 through September 30, 2006, and extend the use of the availability test period from March 31, 2006 to January 1, 2007.

        Absent the fifth amendment, we would have been in violation of our minimum EBITDA requirements as of September 30, 2005. We therefore assessed the classification of our outstanding borrowings under the Credit Facility in accordance with the provisions of EITF 86-30. While there can be no assurances, we currently believe based on current projections that we will be in compliance with our debt covenants during the next twelve months and, accordingly, have classified the outstanding borrowings under the Credit Facility as long term. At January 1, 2007, we will revert back to the requirement of being in compliance with our original fixed charge ratio and average funded debt to EBITDA leverage ratio that existed prior to the second amendment to the Credit Agreement in October 2003. Based on these current projections, we believe that when the covenants revert on January 1, 2007, we could be in violation of such covenants and may need to seek measures for maintaining compliance such as further amendments to the Credit Agreement, which we have obtained in the past with cooperation and assistance from our lending group.

        We cannot give any assurance, however, that such future amendments, if needed, can be obtained, an no assurance has been provided from our lenders that our lenders will agree to any further modifications or amendments to our Credit Facility. If we were to fail to obtain such modifications, we may be required to seek and obtain alternative financing and no assurances can be given that we could do so, and if we did, no assurances can be given that such alternative financing would be on similar terms to our existing Credit Facility.

        With respect to other significant cash outlays, we have contributed $7.1 million to plan assets under our funded defined-benefit pension plan during 2005, and expect to contribute approximately $8.0 million to these same plan assets in 2006.

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

        The indenture for the Notes permits repurchases of the Notes on the open market, subject to limitations that may be contained in the Credit Facility. The Credit Facility allows the Company to purchase Notes in an aggregate amount of up to $5.0 million on or before December 31, 2005, subject to compliance with specified conditions for the purchases. No such repurchases had been made as of November 10, 2005.

Credit Facility

        Our Credit Facility provides up to $101.0 million of borrowing capacity under an asset-based senior secured revolving credit facility through January 23, 2008. Amounts available under the Credit Facility are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable and eligible inventory in addition to minimum availability requirements as described below. The terms of the Credit Facility do not permit us to borrow against accounts receivable on certain extended terms, which as highlighted above in “Seasonality” were higher at the end of 2004 than historical levels. As of September 30, 2005 approximately $57.1 million in additional borrowings beyond the minimum availability requirements were available as determined pursuant to the Credit Facility. The Credit Facility also includes a letter of credit sub-facility of up to $15.0 million.

        As a result of certain amendments to the Credit Facility, the Company’s borrowing capacity has been limited by creating a minimum availability restriction through the earlier of (i) January 1, 2007 and (ii) subject to meeting specified financial targets, such date as the Company may determine (such period, the “Availability Test Period”). In addition, during the Availability Test Period, the Company must maintain specified minimum rolling four quarter levels of Consolidated EBITDA (as defined in the Credit Facility).

        Key terms of the Credit Facility now include the following:

(1)

The minimum amount of availability required to be maintained during the Availability Test Period is $30.0 million (except during the period June 30 through September 30, 2006, when such minimum availability requirement is $10.0 million and calculated as a reduction from eligible collateral). For the period March 31 through September 30, 2006, the minimum availability requirement is based on a Suppressed Availability calculation (as defined in the Credit Agreement, as amended). For any period during the Availability Test Period when such minimum availability requirement is not met, the Company must maintain (i) a maximum leverage ratio of 6.0 to 1.0 and (ii) a minimum fixed charge coverage ratio of 1.1 to 1.0. So long as the minimum availability requirement is met during the Availability Test Period, there is no requirement for the Company to meet the maximum leverage ratio or the minimum fixed charge coverage ratio.

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

        The interest rate margin for the ABR and the Euro-Dollar loans at September 30, 2005 was 1.5% and 3%, respectively. The weighted average interest rate under the Company’s Credit Facility was 6.44% and 4.87% for the year to date periods ended September 30, 2005 and 2004, respectively.

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

Cash Flows and Working Capital

        Net cash used in operating activities was $18.4 million and $17.4 million for the nine-month periods ended September 30, 2005 and 2004, respectively. The $1.0 million increase in cash used in operating activities for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 resulted primarily from a decrease in accounts payable growth offset by a decrease in accounts receivable growth. Specifically, the reasons associated with these changes are summarized as follows:

•	Accounts payable increased $5.7 million in the first nine months of 2005 compared to an increase of $11.6 million in the first six months of 2004, primarily as a result of a reduction in purchasing volume at the end of 2003 associated with a December furlough at one of our plants. The impact of the reduction in purchasing volume was mitigated somewhat by higher overall costs of materials in the current year.

•	Accounts receivable increased by $21.5 million over the nine months ended September 30, 2005 compared to an increase of $26.0 million over the nine months ended September 30, 2004. This decrease in accounts receivable over the prior year period is primarily related to the higher fourth quarter sales in 2004 than in 2003 as discussed previously in “Seasonality,” which caused the balance at the beginning of the year to be higher than in the previous year. The impact of higher extended terms was mitigated somewhat by higher sales in the current year.

        Net cash used in investing activities for the nine months ended September 30, 2005 was $8.3 million and net cash provided by investing activities in the first nine months of 2004 was $38.8 million. The decrease in cash from investing activities is primarily related to available net cash proceeds of $42.8 million received from the sale of our fishing line business in the first nine months of 2004, combined with higher capital expenditures during 2005 of $3.1 million, cash contributions of $0.8 million to our RELES joint venture in the current year, and $0.4 million in cash proceeds from the sale of property, plant, and equipment in the prior year. The $7.5 million and $4.4 million of capital expenditures for investing activities in the first nine months of 2005 and 2004, respectively, consisted of capital expenditures primarily used both for new equipment related to the manufacture of firearms and ammunition, as well as improvements to existing facilities.

        Net cash provided by financing activities for the nine months ended September 30, 2005 was $26.7 million and net cash used in financing activities in the first nine months of 2004 was $21.5 million. The $48.2 million increase in cash provided by financing activities primarily resulted from approximately $49.6 million of higher borrowings under the Credit Facility, primarily due to the available net cash proceeds associated with the sale of our fishing line business in the prior year of $41.5 million and fewer dividends paid of $2.1 million, slightly offset by a lower book overdraft amount of $4.1 million in the current year period.

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

Capital Expenditures

        Cash capital expenditures for the nine months ended September 30, 2005 were $7.5 million, consisting primarily of capital expenditures both for new equipment related to the manufacture of firearms and ammunition, as well as improvements to existing facilities. We expect cash capital expenditures for 2005 to be in a range of $11.0 million to $13.0 million. Our Credit Facility allows for capital expenditures up to $21.1 million in the 2005 fiscal year including unused capacity carried over from 2003 and 2004.

Results of Operations for the Three and Nine Month Periods Ended September 30, 2005 as Compared to the Three and Nine Month Periods Ended September 30, 2004 (Restated)

        Net Sales. The following tables compare net sales by reporting segment for each of the periods indicated:

	Quarter Ended September 30, Dollars in Millions
	2005	Percent Of Total	2004	Percent of Total	$ Increase/ (Decrease)	% Increase/ (Decrease)
Net Sales
Firearms	$50.4	40.5%	$46.7	39.3%	$3.7	7.9%
Ammunition	67.2	54.0	65.9	55.2	1.3	2.0
All Other	6.9	5.5	6.6	5.5	0.3	4.5

Consolidated	$124.5	100.0%	$119.2	100.0%	$5.3	4.4%

	Year-to-Date Ended September 30, Dollars in Millions
	2005	Percent Of Total	2004	Percent of Total	$ Increase/ (Decrease)	% Increase/ (Decrease)
Net Sales
Firearms	$146.5	48.5%	$137.9	47.5%	$8.6	6.2%
Ammunition	137.6	45.5	134.7	46.4	2.9	2.2
All Other	18.0	6.0	17.7	6.1	0.3	1.7

Consolidated	$302.1	100.0%	$290.3	100.0%	$11.8	4.1%

Firearms

        Management believes the increase in net sales of $3.7 million for the quarter ended September 30, 2005 over the prior-year period is primarily attributable to:

•	higher sales volumes of centerfire rifles;

•	higher sales volumes of Spartan Gunworks shotguns; and

•	higher sales volumes of existing Remington shotguns.

        Management believes the increase in net sales of $8.6 million for the year-to-date period ended September 30, 2005 over the prior-year period is primarily related to:

•	higher sales volumes of Spartan Gunworks shotguns; and

•	higher sales volumes of centerfire rifles; partially offset by

•	lower sales volumes of existing Remington shotguns and, to a lesser extent, rimfire rifles.

Ammunition

        Management believes the increase in net sales of $1.3 million for the quarter ended September 30, 2005 over the prior-year period is primarily attributable to:

•	approximately $2.5 million in increased sales associated with higher pricing for ammunition products; and

•	higher sales volumes of lower margin centerfire ammunition; partially offset by

•	lower sales volumes of shotshell and higher margin centerfire ammunition.

        Management believes the increase in net sales of $2.9 million for the year-to-date period ended September 30, 2005 over the prior-year period is primarily attributable to:

•	approximately $5.3 million in increased sales associated with higher pricing for ammunition products; and

•	higher sales volumes of lower margin centerfire ammunition; partially offset by

•	lower sales volumes of higher margin centerfire and shotshell ammunition.

All Other (including Accessories, Licensing Income, Clay Targets, Powder Metal Products and Technology Products)

        Management believes the increase in net sales of $0.3 million for the quarter ended September 30, 2005 over the prior-year period is due primarily to:

•	higher sales volumes of accessories, primarily knives, and slightly higher sales of powder metal products; partially offset by

•	lower overall sales of clay targets.

        Management believes the increase in net sales of $0.3 million for the year-to-date period ended September 30, 2005 over the prior-year period is primarily attributable to:

•	slightly higher sales volumes of accessories (safes and cleaning products) and powder metal products; partially offset by

•	lower overall sales of clay targets.

        Cost of Goods Sold. The table below depicts the cost of goods sold by reporting segment and the percentage of net sales represented by such cost of goods sold:

	Quarter Ended September 30, Dollars in Millions
	2005	Percent Of Total	2004	Percent of Total	$ Increase/ (Decrease)	% Increase/ (Decrease)
Cost of Goods Sold
Firearms	$38.3	76.0%	$34.6	74.2%	$3.7	10.7%
Ammunition	55.1	82.0	50.6	76.7	4.5	8.9
All Other	5.5	79.7	4.9	74.2	0.6	12.2

Consolidated	$98.9	79.4%	$90.1	75.6%	$8.8	9.8%

	Year-to-Date Ended September 30, Dollars in Millions
	2005	Percent Of Total	2004	Percent of Total	$ Increase/ (Decrease)	% Increase/ (Decrease)
Cost of Goods Sold
Firearms	$111.3	76.0%	$103.0	74.7%	$8.3	8.1%
Ammunition	116.4	84.6	109.1	81.0	7.3	6.7
All Other	13.6	75.6	13.1	74.0	0.5	3.8

Consolidated	$241.3	79.9%	$225.2	77.6%	$16.1	7.1%

Firearms

        Management believes the increase of $3.7 million for the quarter ended September 30, 2005 over the prior-year period is due primarily to:

•	higher sales volumes of centerfire rifles;

•	higher sales volumes of Spartan Gunworks shotguns;

•	higher sales volumes of existing Remington shotguns; and

•	higher manufacturing materials, energy, utilities, and other overhead costs.

        Management believes the increase of $8.3 million for the year-to-date period ended September 30, 2005 over the prior-year period is due primarily to:

•	higher sales volumes of Spartan Gunworks shotguns;

•	higher sales volumes of centerfire rifles; and

•	higher manufacturing materials, energy, utilities, and other overhead costs; partially offset by

•	lower sales volumes of existing Remington shotguns and, to a lesser extent, rimfire rifles.

Ammunition

        Management believes the increase of $4.5 million for the quarter ended September 30, 2005 over the prior-year period is due primarily to:

•	higher materials costs associated primarily with commodities;

•	higher manufacturing overhead costs;

•	higher sales volumes of lower margin centerfire ammunition

•	unfavorable mix in shotshell ammunition; partially offset by

•	net realized gains from settlement of our copper and lead option contracts which partially offset the previously mentioned higher material costs; and

•	lower sales volumes of higher margin centerfire ammunition.

        Management believes the increase of $7.3 million for the year-to-date period ended September 30, 2005 over the prior-year period is due primarily to:

•	higher materials costs and associated primarily with commodities,

•	higher manufacturing overhead costs;

•	higher sales volumes of lower margin centerfire ammunition; and

•	unfavorable mix in shotshell ammunition; partially offset by

•	net realized gains from settlement of our copper and lead option contracts which partially offset the previously mentioned higher material costs.

All Other (including Accessories, Licensing Income, Clay Targets, Powder Metal Products and Technology Products)

        Management believes the increase of $0.6 million for the quarter ended September 30, 2005 over the prior-year period is due primarily to:

•	higher sales volumes of accessories, primarily knives, and slightly higher sales of powder metal products; partially offset by

•	lower overall sales of clay targets.

        Management believes the increase of $0.5 million for the year-to-date period ended September 30, 2005 over the prior-year period is due primarily to:

•	slightly higher sales volumes of accessories (safes and cleaning products) and powder metal procuts; partially offset by

•	lower overall sales of clay targets.

        Operating Expenses. Operating expenses consist of selling, general and administrative expense, research and development expense and other income and expense.

	For the quarter ended,
			$	%
		As Restated
	September 30,	September 30,	Increase/	Increase/
	2005	2004	(Decrease)	(Decrease)
Operating Expenses
SG&A	$ 17.0	17.2	$ (0.2)	(1.2%)
R&D	1.5	1.5	--	--
Other (Income) Expense	(0.6)	--	(0.6)	(100.0)

Consolidated	$ 17.9	$ 18.7	$ (0.8)	(4.3%)

	For the year-to-date periods ended,

			$	%
		As Restated
	September 30,	September 30,	Increase/	Increase/
	2005	2004	(Decrease)	(Decrease)
Operating Expenses
SG&A	$ 50.9	49.9	$ 1.0	2.0%
R&D	4.4	4.5	(0.1)	(2.2)
Impairment Charges	3.7	--	3.7	100.0
Other (Income) Expense	(1.3)	(0.8)	(0.5)	(62.5)

Consolidated	$ 57.7	$ 53.6	$ 4.1	7.6%

        The increase in selling, general, and administrative expense between the two year-to-date periods was primarily attributable to higher costs associated with variable administrative expenses, warehousing and distribution expenses and technology products selling expenses, offset by lower marketing and insurance premium expenses.

        The impairment charges in 2005 were triggered by the notification by a primary supplier of a critical raw material of the Clay Targets reporting unit described in Note 3 to the unaudited interim consolidated financial statements presented herein. The impairment charges are estimates that have yet to be finalized as management is currently evaluating its options for the reporting unit. Accordingly, these amounts may change in subsequent periods based on the outcome of this evaluation. At September 30, 2005, the remaining carrying values associated with the Clay Targets reporting unit for trademarks and fixed assets are $1.9 million.

        The increase in other income between the quarterly periods was primarily attributable to higher licensing income in the third quarter of 2005. The increase in other income between the year-to-date periods was the result of lower bank commitment fees and higher licensing income.

        Interest Expense. Interest expense for the quarterly and year-to-date periods ended September 30, 2005 was $6.9 million and $20.1 million, respectively, an increase of $0.5 million and $1.4 million from the same periods of 2004.The increase in interest expense from the same period in 2004 primarily resulted from higher overall borrowings of $0.9 million and higher interest rates of $0.5 million on the Credit Facility. Interest expense excludes zero for the quarterly periods, and zero and $0.1 million, for the year-to-date periods ended September 30, 2005 and 2004, respectively, which was reclassified to discontinued operations.

    Taxes.        Our effective tax rate for the nine months ended September 30, 2005 related to continuing operations was zero. The income tax benefit recognized as a result of the reduction of deferred tax liabilities associated with the impairment charge related to intangible assets recorded in the first quarter of 2005 was offset by income tax expense recorded for the third quarter of 2005 as disclosed in Note 8. The change from (19.4%) in the same period in 2004 is primarily attributable to the impact of valuation allowance. Excluding the effects of the valuation allowance and the charges related to reduced deferred tax liabilities associated with the impairment charges in the first quarter of 2005, we anticipate that our full year 2005 effective tax rate related to continuing operations would have been in the range of (34%) to (36%), and the change from (19.4%) for the same period in 2004 is primarily attributable to the effects of permanent differences and changes in state income taxes. We utilized a 42% effective tax rate in calculating the net gain on the sale of the fishing line business in the first quarter of 2004. This rate differs from the continuing operations rate primarily due to permanent differences related to goodwill.

        At September 30, 2005, a valuation allowance of approximately $21.1 million is recorded against deferred tax assets in accordance with the provisions of SFAS 109.  Realization of the deferred tax assets is largely dependent upon future profitable operations, if any, and the reversals of existing taxable temporary differences. Although there can be no assurance that such events will occur, the valuation allowance may be reversed in future periods to the extent that related deferred income tax assets no longer require a valuation allowance under the provisions of SFAS 109.

        On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the “Jobs Act”) into law.  The Jobs Act includes provisions that, based on our level of profitability, may materially affect the Company’s accounting for income taxes including a possible increase in its effective tax rate and changes in its deferred assets and liabilities.  The Company has assessed the impact of the Jobs Act and has determined that it is not likely to be material in 2005 due to the Company's operating performance.

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

        Amounts related to the fishing line operations for the periods ended September 30, 2005 and 2004 have been reclassified in the accompanying statement of operations as discontinued operations. The following represents a summary of key components of income from discontinued operations:

	For the quarter ended,		For the nine months ended,
	September 30,	September 30,	September 30,	September 30,
Discontinued Operations:	2005	2004	2005	2004
Net Sales	$ -	$ -	$ -	$ 1.9
Pre-tax operating income (loss)	-	-	(0.1)	0.2
Interest Expense Allocation	-	-	-	0.1
Income (Loss) from operations, after tax	-	-	(0.1)	0.1

Recent Accounting Pronouncements

        In November 2004, the FASB issued SFAS 151. This Statement clarifies the types of costs that should be expensed rather than capitalized as inventory. SFAS 151 clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005 and we will adopt this standard as of January 1, 2006. Management is currently evaluating the impact, if any, that this statement will have on our consolidated financial statements.

        In December 2004, the FASB issued SFAS 153. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB 29, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and the Company adopted this Statement in the third quarter of 2005. The adoption of this statement had no impact on the Company.

        In December 2004, the FASB issued SFAS 123R. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In March 2005, the SEC released SAB 107, which contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the Staff’s views regarding the valuation of share-based payment transactions.  SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Because we are a debt registrant, we are considered a nonpublic company in accordance with SFAS 123R. We will adopt SFAS 123R effective January 1, 2006.

        As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25‘s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method, if applicable, would have an impact on our results of operations, although it will have no impact on our overall financial position. The prospective impact of SFAS 123R cannot be predicted at this time because it will depend in part on levels of share-based payments granted in the future. Management currently does not anticipate that the effects of the statement will materially affect its consolidated financial position or consolidated results of operations upon adoption.

        In March 2005, the FASB issued FIN 47, which clarifies the impact that uncertainty surrounding the timing or method of settling an obligation should have on accounting for that obligation under SFAS 143. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005, or December 31, 2005 for calendar year companies. Management currently does not anticipate that the effects of the interpretation will materially affect its consolidated financial position or consolidated results of operations upon adoption.

        In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS 154. SFAS 154 replaces APB 20, and Statement of Financial Accounting Standard No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, APB 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of direct effects of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 carries forward without change the guidance for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We have accounted for the restatement described in Note 2 to the unaudited interim consolidated financial statements presented herein in accordance with the current guidance of APB 20. Management currently does not anticipate that the effects of the statement will materially affect its consolidated financial position or consolidated results of operations upon adoption.

Regulatory Environment

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

        State and local laws and regulations vary significantly in the level of additional restriction, beyond those established under federal law, placed on the manufacture, ownership and transfer of firearms. Some states have recently enacted, and others are considering, legislation restricting or prohibiting the ownership, use or sale of certain categories of firearms and/or ammunition. Certain states have enacted, or considered, legislation regarding the sale of locking devices together with firearms; although most are limited to handguns, some would apply to Remington shotguns and rifles. Although many states have mandatory waiting period laws in effect for handguns, there are currently few restrictive state regulations applicable to handgun ammunition. The Company’s current firearm and ammunition products generally are not subject to such existing state restrictions, and generally would not be subject to any known proposed state legislation relating to regulation of “assault weapons.” Bills have been introduced in Congress to establish, and to consider the feasibility of establishing, a nationwide database recording so-called “ballistic images” of ammunition fired from new guns. To date, only two states have established such registries, and neither state’s laws calls for “imaging” of data from long guns. Earlier this year, a bill was introduced, but not passed, in the California state legislature that would require the implementation of a handgun ammunition serialization system. It is unclear whether such a bill will in fact be enacted. However, depending on the type of ammunition involved, and other specific requirements of any final law, the imposition of such a system could significantly increase the cost of manufacturing and selling the Company’s ammunition products.

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

Information Concerning Forward-Looking Statements

        Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including, without limitation: (i) the statement in “Executive Overview” concerning our belief that the demand for sporting products in the firearms, ammunition and related markets depends on a number of factors including the general state of the economy and concerning our belief that the market for firearms and ammunition products will remain relatively flat in the near future; (ii) the statements in “Outlook” concerning our beliefs regarding the outlook for the remainder of 2005, concerning management’s belief that it does not have any reason to believe that any of the trends and uncertainties described in “Outlook” are permanent characteristics of the markets for our products or the general economy, and concerning management’s belief that positive changes in such trends and an improvement in general economic conditions may result in increased demand for the Company’s products or otherwise improve the Company’s results of operations or cash flows; (iii) the statements in “-Liquidity and Capital Resources — Liquidity” concerning our belief that the Company will be able to meet its debt service obligations and fund its operating requirements with cash flow from operations and revolving credit borrowings prior to the maturity of the Revolving Credit Facility; (iv) the statement in “Liquidity and Capital Resources — Capital Expenditures” that we expect capital expenditures for 2005 to be in a range of $11.0 million to $13.0 million; (v) the statements in “Liquidity and Capital Resources – Credit Facility” concerning our beliefs regarding compliance with the financial covenants under the Credit Facility and our ability to obtain amendments or waivers, if needed, under the Credit Facility; (vi) the statements in “Quantitative and Qualitative Disclosures About Market Risk” concerning our belief that a near-term change in commodity prices could have a future material impact on our consolidated financial position, results of operations, or cash flows and our belief that we do not have a material exposure to fluctuations in foreign currencies; (vii) the statements in “Legal Proceedings” concerning our belief that the outcome of all pending product liability cases and claims will not be likely to have a material adverse effect upon our financial condition or results of operations; and (viii) other statements as to management’s or the Company’s expectations and beliefs presented in “Legal Proceedings.”

Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described in this report (including, without limitation, those discussed in “-Executive Overview”, “-Liquidity and Capital Resources” and “Legal Proceedings”), in the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2004, and its other SEC filings (which factors described in such Form 10-K/A or other SEC filings are incorporated herein by reference), could affect (and in some cases have affected) our actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

We introduced an opening price point line known as Spartan Gunworks in June 2004 and expanded the line in 2005 with additional product offerings. This product line is made by a Russian manufacturer, imported by a third party distributor, and then resold by us, and, in light of market trends, we anticipate that this line may account for an increasing portion of our sales in the future. See “ — Business Outlook”. Although we have taken steps designed to mitigate the inherent risks in selling outsourced products, and while our experience with our supplier over the last year has been positive, our business and financial performance nevertheless could be affected by a number of factors beyond our control, including disruptions or delays in product deliveries, our supplier’s on-going quality controls, and the international geopolitical and economic environment.

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

        Certain of our financial instruments are subject to interest rate risk. As of September 30, 2005, we had long-term borrowings of $239.4 million ($216.7 million at September 30, 2004) of which $37.5 million ($14.4 million at September 30, 2004) was issued at variable rates. Assuming no changes in the $41.3 million of monthly average variable-rate debt levels from the latest twelve months ended September 30, 2005, we estimate that a hypothetical change of 100 basis points in the LIBOR and ABR interest rates would impact interest expense by $0.4 million on an annualized pretax basis. We were not a party to any interest rate cap or other protection arrangements with respect to our variable rate indebtedness as of September 30, 2005 or 2004.

        We use commodity options contracts to hedge against the risk of increased prices for lead and copper to be used in the manufacture of our products. Lead and copper prices have experienced significant increases over the past twelve months primarily due to increased demand (including increased demand from China). The amounts of premiums paid for commodity contracts outstanding at September 30, 2005 were $0.2 million higher than in 2004. At September 30, 2005 and 2004, the market value of our outstanding contracts relating to firm commitments and anticipated purchases up to fifteen months from the respective date was $3.5 million and $3.0 million, respectively, as determined with the assistance of a third party. Assuming a hypothetical 10% increase in lead and copper commodity prices which are currently hedged, we would experience an approximate $3.1 million ($5.3 million at September 30, 2004) increase in our cost of related inventory purchased, which would be partially offset by an approximate $2.4 million ($1.6 million at September 30, 2004) increase in the value of related hedging instruments. The decrease in exposure as compared to the prior year can be associated primarily with higher hedged quantities in the current year and the differential between strike and spot prices between the two years, resulting in more contracts currently in-the-money. With the volatility of pricing the Company has experienced, we believe that significant changes in commodity pricing could have a future material impact on our consolidated financial position, results of operations, or cash flows of the Company.

        We also purchase steel supplies for use in the manufacture of certain firearms, ammunition, and accessory products. We believe the price of steel has continued to rise due to the increasing demand from China compounded by a weak US dollar and iron ore shortages. Assuming a hypothetical 10% increase in steel prices, we would experience an approximate $0.7 million (an approximate $0.5 million at September 30, 2004) increase in our cost of related inventory purchased.

        We distribute our finished product inventory through the use of outsourced freight companies and incur the cost of shipping. We believe the price of fuel has recently risen due to increasing demand from foreign countries and decreasing supply from worldwide oil refineries. For the nine months ended September 30, 2005, our costs associated with fuel surcharges for finished product distribution are higher than the previous year by $0.4 million. Assuming an additional hypothetical 10% increase in fuel prices alone, we would have experienced an approximate $0.1 million (an approximate $0.1 million at September 30, 2004) increase in our finished product distribution costs over the last nine months.

        Our plants utilize electricity, natural gas, and steam in order to manufacture our products. We believe the higher price of fuel has had a corresponding impact on the costs of these items. For the nine months ended September 30, 2005, our costs for electricity, natural gas, and steam are higher than the previous year by $1.5 million in total. Assuming an additional hypothetical 10% increase in the cost of electricity, natural gas, and steam, we would have experienced an approximate $0.7 million (an approximate $0.4 million at September 30, 2004) increase in these costs over the last nine months.

        We believe that we do not have a material exposure to fluctuations in foreign currencies.

        We do not hold or issue financial instruments for speculative purposes.

Item 4. Controls and Procedures

        Section 404 of the Sarbanes-Oxley Act of 2002 requires non-accelerated filers, including us, to report on the effectiveness of their internal control over financial reporting beginning with their 2007 Annual Report on Form 10-K, which we are required to file with the SEC no later than March 31, 2008. Our independent registered public accounting firm will be required to attest to that report. Our management has been and is continuing to work to ensure that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

        As of and for the period ended September 30, 2005 (the “Evaluation Date”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

        Our management considered the control deficiency in internal control over financial reporting which resulted in the need to restate our previously issued financial statements for the periods ended June 30, September 30, and December 31, 2004 as well as March 31, 2005, as disclosed in Note 2 to the accompanying unaudited interim consolidated financial statements included in this Form 10-Q. Based on our review and analysis, our management concluded that the control deficiency in internal control over financial reporting that resulted in the restatement of the prior period financial statements did not constitute a material weakness. This control deficiency has been reported to the audit committee by our management in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. In addition, our management has corrected the control deficiency by reviewing our methodologies and utilizing more accurate data in our analysis of potential healthcare claims. Furthermore, there have been no items or other changes that occurred during the third quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. For a further explanation of the circumstances surrounding the restatement, we refer you to our amended annual report on Form 10-K/A filed on August 8, 2005.

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

        As a result of contractual arrangements, we manage the joint defense of product liability litigation involving Remington brand firearms and our ammunition products for both Remington and the Sellers. As of September 30, 2005, approximately 21 individual bodily injury cases and claims were pending, primarily alleging defective product design, defective manufacture and/or failure to provide adequate warnings; some of these cases seek punitive as well as compensatory damages. We have previously disposed of a number of other cases involving post-Acquisition occurrences by settlement. Of the individual cases and claims pending as of September 30, 2005, approximately one involves a matter for which the Sellers retained liability and are required to indemnify us by a federal district court jury in Utica, New York, in the trial of a discontinued product matter. The remaining approximately 20 pending cases involve post-Acquisition occurrences for which we bear responsibility under the Purchase Agreement; the Sellers have some responsibility for the costs of one of these cases involving certain shotguns.

         The relief sought in individual cases includes compensatory and, sometimes, punitive damages. Not all complaints or demand letters expressly state the amount of damages sought. As a general matter, when specific amounts are provided, compensatory damages sought range from less than $75,000 to more than $10 million, while demands or punitive damages may range from less than $500,000, to as much as $100 million. Of the 20 individual post-Acquisition claims pending as of September 30, 2005, where specific initial demands have been made, claimants purport to seek approximately $26.0 million in compensatory and an unspecified amount in punitive damages. In the Company’s experience, initial demands do not generally bear a reasonable relationship to the facts and circumstances of a particular matter, and in any event, typically are reduced significantly as a case proceeds. The Company believes that its accruals for product liability cases and claims are a superior quantitative measure of the cost to it of product liability cases and claims.

        At September 30, 2005, our accrual for product liability cases and claims was approximately $14.9 million. The amount of our accrual for product liability cases and claims is based upon estimates developed as follows. We establish reserves for anticipated defense and disposition costs to us of those pending cases and claims for which we are financially responsible. Based on those estimates and an actuarial analysis of actual defense and disposition costs incurred by us with respect to product liability cases and claims in recent years, we determine the estimated defense and disposition costs for unasserted product liability cases and claims. We combine the estimated defense and disposition costs for both pending and unasserted cases and claims to determine the amount of our accrual for product liability cases and claims. It is reasonably possible additional experience could result in further increases or decreases in the period in which such information is made available. We believe that our accruals for losses relating to such cases and claims are adequate. Our accruals for losses relating to product liability cases and claims include accruals for all probable losses the amount of which can be reasonably estimated. Based on the relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, our accruals for the uninsured costs of such cases and claims and the Sellers’ agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as well as the type of firearms products that we make), we do not believe with respect to product liability cases and claims that any reasonably possible loss exceeding amounts already recognized through our accruals has been incurred.

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

Municipal Litigation

        In addition to the individual cases, as a manufacturer of shotguns and rifles, Remington was named in only three of the actions brought by approximately 30 municipalities, primarily against manufacturers, distributors and sellers of handguns: (i) City of Boston, et al. v. Smith & Wesson, et al., No. 99-2590 (Suffolk Super Ct.); (ii) City of St. Louis, Missouri v. Henry Cernicek, et al., No. 992-01209 (Cir. Ct. St. Louis) & 00 Civil 1895 (U.S. Dist. Ct E.D. Missouri); and (iii) City of New York, et al. v. B.L. Jennings, Inc., et al., 00 Civil 3641 (JBW) (U.S. Dist. Ct. E.D.N.Y.). Two of these cases (City of Boston and City of St. Louis) have been dismissed against all defendants, while the third has been limited to claims against handgun manufacturers (City of New York). Remington is therefore not a defendant in any pending municipal action.

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

          To date, 17 municipal lawsuits have been dismissed and are no longer subject to appeal, including that involving local California governments. The remaining lawsuits are in various stages of motion practice and discovery. A majority of states have enacted some limitation on the ability of local governments to file such lawsuits against firearms manufacturers. In addition, similar legislation limiting such lawsuits on a federal level has been passed in both houses of Congress, most recently by the House of Representatives on October 20, 2005. President Bush signed the Protection of Lawful Commerce in Arms Act on October 26, 2005.

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

Item 2.  Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

        There are no matters to report subject to this Item for the period ended September 30, 2005.

Item 3.   Defaults Upon Senior Securities

        There are no matters to report subject to this Item for the period ended September 30, 2005.

Item 4.   Submission of Matters to a Vote of Security Holders

        There are no matters to report subject to this Item for the period ended September 30, 2005.

Item 5.   Other Information

        There are no matters to report subject to this Item for the period ended September 30, 2005.

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