Form 10-K
period 2005-12-31
REMINGTON ARMS CO INC/
filed 2006-04-03
CIK 916504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:

December 31, 2005

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

          Indicate by check mark it the registrant is a wel-known seasoned issuer, as defined in Rule 405 of the Securities Act.

          Yes ☐            No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

          Yes ☒            No ☐

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the proceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days.

          Yes ☐            No ☒

          Indicate by check mark if disclosure of deliquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

          Indicate by check mark whether the registrant is a large accelerated filer, ;an accelerated filer or a non-accelerated filer.

          Large accelerated filer ☐            Accelerated filer ☐       Non-accelerated filer ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

          Yes ☐            No ☒

          At March 23, 2006, the number of shares outstanding of each of the issuer’s classes of common stock is as follows: 1,000 shares of Class A Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
None

REMINGTON ARMS COMPANY, INC.

FORM 10-K

December 31, 2005

INDEX

Page No.
PART I	4
ITEM 1. BUSINESS	4
ITEM 1A. RISK FACTORS	16
ITEM 1B. UNRESOLVED STAFF COMMENTS	24
ITEM 2. PROPERTIES	25
ITEM 3. LEGAL PROCEEDINGS	26
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS	30

PART II	31
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	31
ITEM 6. SELECTED FINANCIAL DATA	32
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	36
ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	58
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	59
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	103
ITEM 9A. CONTROLS AND PROCEDURES	104
ITEM 9B. OTHER INFORMATION	105

PART III	106
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	106
ITEM 11. EXECUTIVE COMPENSATION	110
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	114
ITEM 13. CERTAIN RELATINSHIPS AND RELATED TRANSACTIONS	117
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERIVCES	119
PART IV	120
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	120

SIGNATURES	121

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT	123

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This annual report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in the operations and financial results and the business and the products of the Company, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Such forward-looking statements are not guarantees of future performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I

Item 1. BUSINESS

References in this report to “the Company”, “we,” “us,” “our,” and words of similar import mean the collective reference to Remington Arms Company, Inc. and its subsidiaries, RA Brands, L.L.C. (“RA Brands”), RA Factors, Inc. (“RA Factors”), and Remington Steam LLC (“Remington Steam”), unless the context otherwise requires. References in this report to “Remington” are to Remington Arms Company, Inc., and references to “Holding” are to Remington’s parent, RACI Holding, Inc.

Company Overview

        Founded in 1816, we design, manufacture and market a comprehensive line of primarily sporting goods products for the global hunting and shooting sports marketplace under the Remington® brand name. We also design, manufacture and market products with law enforcement, military, and government applications. Our 189-year history gives us a long-established reputation in the marketplace for our products. We believe that Remington is a powerful brand in the broader U.S. sporting goods and outdoor recreation markets and that our products are recognized by sportsmen worldwide for their superior value, performance and durability.

        Our product lines consist primarily of firearms (shotguns and rifles) and ammunition, as well as hunting and gun care accessories, clay targets, surveillance technology products for the law enforcement and security communities, and powdered metal products. In 2004, we held a leadership position in each of our major markets, with the #1 U.S. market share position in shotguns, rifles and ammunition, according to the National Sporting Goods Association (“NSGA”), and the Sports Marketing Research Group, (“SMRG”). In 2004, we estimate that 94% of our domestic net sales came from product categories where we held the #1 U.S. market share position. We are the only major U.S. manufacturer of both firearms and ammunition.

        For the year ended December 31, 2005, we had consolidated net sales of $410.4 million and a net loss of $16.9 million.

        The accompanying audited consolidated financial statements of Remington include the accounts of its wholly owned subsidiaries, RA Brands, RA Factors and Remington Steam, as well as reflect the impact of the Company’s unconsolidated 50% joint venture interest in Remington ELSAG Law Enforcement Systems, LLC (“RELES”). RA Brands primarily exists to own, protect and comply with the legal requirements applicable to our patents, trademarks, and copyrights (as discussed below), and RA Factors primarily exists to collect our accounts receivables. The accounts of the Company’s parent, Holding, which owns 100% of the issued and outstanding common stock of Remington, are not presented herein. Significant transactions between the Company and Holding and the related balances are reflected in the audited consolidated financial statements and related disclosures.

        A revision to the classification of the valuation allowance among current and noncurrent deferred tax assets and liabilities was made to financial information from prior periods to conform with the current presentation format. The change in classification did not have a material impact on the previously reported financial condition, results of operations or cash flows of the Company. In addition, we have restated our previously issued financial statements for the years ended December 31, 2004, 2003 and 2002 to reflect the correction of a methodological error related to our reserve for healthcare claims. The error resulted from the use of inaccurate data and methodologies in calculating the healthcare accrual. See Note 3 to our audited consolidated financial statements for the year ended December 31, 2005 appearing elsewhere in this annual report. In addition, as a result of the sale of specified assets of the fishing line business on February 9, 2004, the results of these operations have been included in discontinued operations. See Note 5 to our audited consolidated financial statements for the year ended December 31, 2005 appearing elsewhere in this annual report.

Recent Business Developments

        In 2004, we entered into a joint venture agreement with ELSAG, Inc., an unaffiliated third party, to form RELES.  RELES sells and services a mobile license plate reading technology that is sold to state and local law enforcement agencies along with certain federal agencies. The first sales of the product were made in 2005. See Note 17 to our audited consolidated financial statements for the year ended December 31, 2005 appearing elsewhere in this annual report.

6

        In 2005, we completed our first full year of the Spartan Gunworks™ product line, an opening price point line of shotguns which we purchase from a foreign third party and expanded our product offerings into certain centerfire rifles. In 2006, all of these products will be sold solely under the Remington brand name.

        In September 2005, we entered into an amendment to our exclusive distribution rights agreement with a technology products manufacturer for certain security products within the United States, certain contractually defined United States territories, and Canada. This amendment allows us to sell to the military markets in addition to the federal agency and law enforcement markets which we initially targeted. The financial results associated with these products are included in the Technology Products operating segment, which is combined with the All Other reporting segment. We began shipment of these products in December 2005, after receiving Federal Communications Commission approval to sell the products in the United States.

        In 2006, we expect to deliver additional sourced product offerings, including over/under shotguns, muzzleloaders, rimfire rifles, and centerfire rifles. These product offerings are part of management’s ongoing strategy to enhance our existing product lines. We have also had internal development of new products that we expect to deliver in 2006, including a revolutionary titanium receiver auto-loading shotgun model.

        We have historically been financed primarily by a revolving credit facility (the "Credit Facility") provided under our credit agreement, dated as of January 24, 2003, as amended through October 14, 2005, among Remington, RA Factors, Inc., Wachovia Bank, National Association, as Agent, and the lenders from time to time party thereto (the "2003 Credit Agreement”), governing the revolver Credit Facility and the indenture for the Company’s $200.0 million aggregate principal amount 10.5% Senior Notes due 2011 (the “Notes”). On March 15, 2006, we entered into an Amended and Restated Credit Agreement. Loans and other obligations outstanding under the 2003 Credit Agreement are governed and deemed to be outstanding under the amended and restated terms and conditions contained in the Amended and Restated Credit Agreement. The Amdended and Restated Credit Agreement amended certain terms of the 2003 Credit Agreement, including by:

•	Increasing the maximum revolver commitment to $140.0 million from $101.0 million, continuing to be subject to a borrowing base;

•	Extending the stated maturity of the Credit Facility to June 30, 2010 from January 23, 2008;

•	Amending certain financial covenants, including by (i) decreasing the minimum amounts of Consolidated EBITDA (as defined in the Amended and Restated Credit Agreement) that we must maintain during certain periods and (ii) eliminating the leverage covenant;

•	Amending the definition of "Applicable Margin" so that the interest margin applicable to loans under the Amended and Restated Credit Agreement is determined based on Consolidated EBITDA (as defined in the Amended and Restated Credit Agreement), rather than leverage beginning in 2007; and

•	Amending the minimum amounts of availability under the Amended and Restated Credit Agreement that, if not maintained, result in the imposition of a fixed charge coverage ratio covenant.

        See Note 14 to our audited consolidated financial statements for the year ended December 31, 2005 appearing elsewhere in this annual report. "Management's Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources-The Amended and Restated Credit Agreement," and the copy of the Amended and Restated Credit Agreement filed as an exhibit to our Current Report on Form 8-K filed March 21, 2006, for additional information regarding the Amended and Restated Credit Agreement.

Financial Information about Segments and Geographic Areas

        We evaluate our business as three separate reporting segments:

(1)	Firearms, which designs, manufactures and imports, and markets primarily sporting shotguns and rifles;

(2)	Ammunition, which designs, manufactures and markets primarily sporting ammunition and ammunition reloading components; and

(3)	All Other, which includes accessories and other gun-related products, licensed products, surveillance technology products primarily for the government, law enforcement and military products, and the manufacture and marketing of clay targets and powdered metal products.

        The following table sets forth our net sales, adjusted for the sale of our fishing line business, for each of our aggregated reporting segments for the periods shown:

		($ in millions)
		Year Ended December 31,

	2003	2004	2005
Firearms	$ 181.3	$ 193.4	$ 202.2
Ammunition	157.1	176.1	184.5
All Other	22.3	23.5	23.7
Total	$ 360.7	$ 393.0	$ 410.4

        See Note 23 to our audited consolidated financial statements for the year ended December 31, 2005 appearing elsewhere in this annual report. There are no material assets owned by the Company outside of the United States.

NARRATIVE DESCRIPTION OF BUSINESS BY SEGMENT

Firearms

Products

        Our firearms product offerings include a comprehensive line of sporting shotguns and rifles, as well as firearms for the government, military, and law enforcement markets, marketed predominantly under the Remington and Spartan Gunworks™ brand names. The Spartan Gunworks brand name is being discontinued in 2006 and these products will utilize the Remington brand name. Our goal has been to market a broad assortment of general-purpose firearms together with more specialized products that embody Remington’s emphasis on value, performance and design.

        Our most popular shotguns are the Model 870™ pump-action shotgun, and the Model 1100™ and Model 11-87™ auto-loading shotguns. Remington shotguns are offered in versions that are marketed to both novices and experienced gun owners. Specialty shotguns focus on the deer, turkey and other specialized hunting markets, recreational and competitive clay target shooting, and various law enforcement and military applications. We also offer over/under, side-by-side, and single shot shotguns. Retail list prices for our most popular shotguns range up to $900.

        Our most popular rifles are the Model 700™, Model Seven™, and Model 710™ centerfire rifles and the Model 597™ rimfire rifles. To appeal to a broad range of gun owners, we manufacture these rifles in a wide variety of chamberings, configurations and finishes. Retail list prices for our most popular rifles range up to $900.

Product Introductions

        We focus our product development efforts on introducing new products that satisfy the need for specialized, high-performance firearms. In 2005, we introduced a high performance Model 700, the XCR (Xtreme Conditions Rifle), which is designed to provide durability and corrosion resistance in harsh environments. Another 700 line extension includes the 700 SPS (Special Purpose Synthetic), which we have positioned with value added features to increase penetration in general markets. In 2006, we have announced the introduction of the Model 105 CTi™, which is designed to provide a lightweight and soft recoil version of our auto-loading shotgun due to its titanium receiver. We also announced the introduction of the Model 750™ Woodsmaster, a replacement of our Model 7400™ wood-stocked centerfire rifle, and a number of rifle and shotgun niche products to address growing specialty consumer markets. Also in February 2006, we introduced several new sourced products, including the Genesis™ muzzleloader, the Model 798™ and Model 799™ centerfire rifles, and a reintroduction of the Parker Gun™ break-action shotgun.

Seasonality

        We sell a broad range of firearms products. Some models of our shotguns are intended for target shooting, while other models are intended for government, military, and law enforcement applications. Sales of these products typically occur outside the core fall hunting season (September through December). The majority of our firearms products, however, are manufactured for hunting, target, and plinking use. Because our firearms products are generally used during the fall hunting season, many of our firearms products are sold pursuant to a “dating plan” which allows the purchasing distributor to buy the products commencing at the beginning of our dating plan year in December, and pay for them on extended terms. In the first quarter of each dating plan year, we receive orders from our customers, which are designated as firm orders, although we may permit adjustments in outstanding unfilled orders as of the end of the year. For further discussion of seasonality and related matters, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Purchasing Patterns; Seasonality.”

            Competition

        Product image, performance, quality and innovation are the primary competitive factors in the firearms industry, with price and customer service also being important. Our shotgun products compete with products offered by O. F. Mossberg & Sons, Inc., Winchester firearms, Browning, New England Firearms, and Beretta. Our rifles compete with products offered by Marlin Firearms Co., Sturm, Ruger & Co., Inc., Winchester firearms, Savage Arms, Inc. and Browning. We believe that we compete effectively with all of our present competitors. However, there can be no assurance that we will continue to do so, and our ability to compete could be adversely affected by our leveraged condition. Winchester has announced that they will close the historic Winchester rifle factory in New Haven, Connecticut on March 31, 2006.

            Manufacturing

        Our facility in Ilion, New York manufactures shotguns, rifles, powdered metal parts, extra barrels, and gun parts, and also houses our factory repair services and our custom gun shop. Our facility in Mayfield, Kentucky manufactures rimfire and centerfire rifles. To manufacture our various firearm models, we utilize a combination of parts manufactured from raw materials at the Ilion and Mayfield facilities and components purchased from independent manufacturers. Quality control processes are employed throughout the production process, utilizing specifically tailored testing procedures and analyses.

            Supply of Raw Materials

        To manufacture our various products, we utilize numerous raw materials, including steel, wood, and plastics, as well as parts purchased from independent manufacturers. For a number of our raw materials, we rely on a limited number of suppliers. For example, a major portion of our requirements for shotgun barrel blanks and wood stocks are each currently being met by a limited number of vendors. In 2005, we imported the opening price point product lines from a single foreign vendor, and in 2006, we began importing sourced products from a few foreign vendors. See "Risk Factors" for additional information on our sole source supplier agreement and risks associated with this product line.

        We have written purchase agreements with the majority of our suppliers, some of which contain minimum purchase requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Commercial Commitments.” Any disruption in our relationships with any of these vendors or reductions in the production of material supplied could, in each case, adversely affect our ability to obtain an adequate supply of the material and could impose additional operational costs associated with sourcing raw materials from new suppliers. We have had long-term relationships with each of these vendors and believe that such relationships are good and do not currently anticipate any material shortages or disruptions in supply from these vendors. Although alternative sources exist from which we could obtain such raw materials, we do not currently have significant supply relationships with any of these alternative sources and cannot estimate with any certainty the length of time that would be required to establish such a supply relationship, or the sufficiency of the quantity or quality of materials that could be so obtained.

        The price and availability of production materials are affected by a wide variety of interrelated economic and other factors, including alternative uses of materials and their components, changes in production capacity, energy prices, commodity prices, and governmental regulations. Specifically, our manufacturing sites experienced cost increases related to steel purchases and energy prices (particularly in utility costs). These increases were directly related to supply shortages due to foreign markets demand for domestic scrap and increases in energy costs. Industry competition and the timing of price increases by suppliers limits to some extent our ability and the ability of other industry participants to pass raw material cost increases on to customers. We use commodity option contracts to hedge against the risk of increased prices for certain materials. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financial Instruments” and “Quantitative and Qualitative Disclosures about Market Risk”.

Ammunition

Products

        Our ammunition product offerings consist of a comprehensive line of sporting ammunition and ammunition reloading components, including ammunition for the government, military, and law enforcement markets, marketed predominantly under the Remington brand name, as well as the UMC® brand name.

        We market an extensive line of products that range from high volume, promotionally priced, ammunition products to premium, high performance products that meet the needs of the most discriminating hunters and shooters. Those products include, among other things, shotgun shells, centerfire ammunition for use in rifles and handguns, and ..22 caliber rimfire ammunition. We also produce and market sporting ammunition components used by smaller ammunition manufacturers, as well as by individual consumers engaged in the practice of reloading centerfire cases or shotgun shells.

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

Product Introductions

        We focus our product development efforts on introducing new products that satisfy the need for specialized, high-performance ammunition. In 2005, we added two new cartridges to the line, the .204 Ruger, a new centerfire varmint round, and the .17 Mach 2, a new rimfire cartridge.  We also provided the upland hunter with a comprehensive line of pheasant shotshells that cover a broad range of performance levels and price points. From the premium Nitro Pheasant magnum line to our general purpose pheasant loads and our value priced Shurshot Pheasant™ line, upland hunters can now select from a complete assortment of products to meet their hunting needs, at a price point that they can afford. We also expanded our successful line of Managed-Recoil™ ammunition to include additional rifle calibers and additional specifications of lower recoil shotgun slug products for the shotgun deer hunter. For 2006, we announced the introduction of a completely new line of high density, high performance waterfowl ammunition under the Wingmaster HD™ brand. This proprietary material and manufacturing process provides tangible performance enhancements versus previous high density shot materials and offers waterfowl hunters better on-game performance at all ranges. Finally for 2006, we announced the introduction of our significantly expanded Premier Gold Box™ rifle ammunition line to encompass a wider variety of cartridge offerings, bullet types and bullet weights to better meet the needs of the performance oriented big game hunter.

Competition

        Price, service, quality and product innovation are the primary competitive factors in the ammunition industry. In the ammunition market, we compete with the Winchester division of Olin Corporation, and the Federal Cartridge Co. and CCI units of Alliant Techsystems, Inc. Additionally, some imported ammunition brands compete in the domestic market focusing primarily on price to maintain access and drive sales. We believe that we compete effectively with all of our present competitors. However, there can be no assurance that we will continue to do so, and our ability to compete could be adversely affected by our leveraged condition.

Seasonality

        Certain of our hunting and shooting sports products experience seasonality revolving primarily around hunting seasons, while other products, like shotshell target loads and pistol and revolver ammunition, do not experience much seasonality. We offer extended payment terms on select ammunition categories primarily as a competitive measure. For further discussion of seasonality and related matters, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Purchasing Patterns; Seasonality”.

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

        We have written purchase agreements with the majority of our suppliers, some of which contain minimum purchase requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Commercial Commitments”. Any disruption in our relationships with any of these vendors or reductions in the production of the material supplied could, in each case, adversely affect our ability to obtain an adequate supply of the material and could impose additional operational costs associated with sourcing raw materials from new suppliers. We have had long-term relationships with each of these vendors and believe such relationships are good, and do not currently anticipate any material shortages or disruptions in supply from these vendors. Although alternative sources exist from which we could obtain such raw materials, we do not currently have significant supply relationships with any of these alternative sources and cannot estimate with any certainty the length of time that would be required to establish such a supply relationship, or the sufficiency of the quantity or quality of materials that could be so obtained.

        The price and availability of production materials are affected by a wide variety of interrelated economic and other factors, including alternative uses of materials and their components, changes in production capacity, energy prices, commodity prices, and governmental regulations. Specifically, in 2004 and 2005 our manufacturing site experienced cost increases related to purchases of base metals related to our business and increased energy costs. These increases were directly related to supply shortages caused by an increase in foreign market demand for base metals and energy. Industry competition and the timing of price increases by suppliers limits to some extent our ability and the ability of other industry participants to pass raw material cost increases on to customers. We use commodity options contracts to hedge against the risk of increased prices for certain raw materials. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financial Instruments”.

All Other Product Lines

    Accessories.        We market hunting and shooting accessories (including gun parts, gun care and cleaning products, and folding and collectible knives). These items are manufactured by third parties.

        Licensing Income. We have licensed the Remington mark to certain third parties that manufacture and market sporting and outdoor products that complement our product line. Currently, the Remington mark is licensed for use on, among other things, automobiles, sporting and outdoor apparel, caps, gun cases and slings, tree stands, wildlife feeders, sporting dog equipment, air guns, game decoys & calls, hunting and shooting safety and security products, gun safes, and various other nostalgia/novelty goods. We strive to ensure that the quality, image and appeal of these licensed products are consistent with the high-quality image of our core products. These licenses generally grant an exclusive right to sell a specific product category, with a standard term of three years and a three year renewal based on performance. We believe that these licenses increase the market recognition of the Remington trademark and enhance our ability to market core products and that licensing facilitates new cross-marketing promotional opportunities and generates income. Some of our licensing efforts are carried out under terms established in the Trademark Settlement Agreement, dated December 5, 1986, between us and Remington Products Company, L.L.C. (“Remington Products”) (the “Trademark Settlement Agreement”), described below in “—Other Corporate Information—Patents, Trademarks, and Copyrights”.

        Powdered Metal Products. We market commercial powdered metal parts primarily for the automotive, sporting goods, office equipment, and hardware industries. These items are manufactured at our Ilion, New York facility.

        Clay Targets. We produce a complete line of clay targets for use in trap, skeet and sporting clays shooting activities, marketed under the STS™ brand name. Targets are manufactured from a mixture of limestone and petroleum pitch. Our clay targets are manufactured at one facility located at Findlay, Ohio. Our other facility in Ada, Oklahoma is temporarily idle due to supply limitations discussed in Note 4 to our audited consolidated financial statements for the year ended December 31, 2005 appearing elsewhere in this annual report. An impairment charge on goodwill, trademarks, and fixed assets was taken during the first quarter of 2005 as a result of the Company being notified by a primary supplier of a critical raw material to the Company’s Clay Targets business that materials would not be supplied beginning in the third quarter of 2005. See Note 4 to our audited consolidated financial statements for the year ended December 31, 2005 appearing elsewhere in this annual report.

        Technology Products. We distribute surveillance security products to the federal agency, law enforcement, and military markets. These items are manufactured by a third party and we serve as the exclusive distributor for them in the United States, certain contractually defined United States territories, and Canada.

Unconsolidated Joint Venture

        Remington ELSAG Law Enforcement Systems, LLC (RELES). We are 50% joint venture partners in an entity that sells and services mobile license plate reading technology to state and local law enforcement agencies and with certain federal agencies.

OTHER CORPORATE INFORMATION

Backlog Information

        As of February 28, 2006, the backlog of unfilled total orders was approximately $99.7 million compared to $75.8 million as of February 28, 2005.

Service and Warranty

        We support service and repair facilities for all of our firearms products in order to meet the service needs of our distributors, customers and consumers nationwide. New Remington firearms products manufactured by the Company in North America are warranted to the original purchaser to be free from defects in material and workmanship for a period of two years commencing with the registered date of purchase by the end customer. Import products are warranted by our vendors for a period of one year commencing with the registered date of purchase by the end customer. We also provide limited warranties for our ammunition products. Warranty expense was $2.7 million, $2.8 million, and $2.8 million in 2005, 2004, and 2003, respectively.

Customer Concentration

        Approximately 17% of our total 2005 sales consisted of sales made to one customer, Wal-Mart. National accounts generally provide convenient access for hunting and shooting consumers to our products but carry a more limited array of products and are more seasonal in sales. Our sales to Wal-Mart are not governed by written contracts. Although we believe our relationship with Wal-Mart is good, the loss of this customer or a substantial reduction in sales to this customer could adversely affect our financial condition, results of operations or cash flows. No other single customer comprises more than 10% of total sales.

        No material portion of our business is subject to renegotiation of profits or termination of contracts at the election of a governmental purchaser.

        Foreign sales accounted for approximately 5% in 2005, 5% in 2004, and 6% in 2003 of our total net sales. Our sales personnel and manufacturer’s sales representatives market to foreign distributors generally on a nonexclusive basis and for a one-year term.

Marketing and Distribution

        Our products are distributed throughout the United States and in over 55 other countries (including Canada and various countries throughout Europe and Asia). In the United States, Remington products are distributed primarily through a network of wholesalers and retailers who purchase the product directly from us for resale to gun dealers and end users, respectively. The end users include sportsmen, hunters, target shooters, gun collectors, and members of law enforcement and other government organizations.

        Our products are marketed and sold primarily through manufacturer’s sales representatives, who market and sell principally to wholesalers, dealers and regional chains. In 2005, approximately 70% of our sales consisted of sales made through five manufacturer’s sales representative groups. These sales representatives are prohibited from selling competing goods from other manufacturers and are paid variable commissions based on the type of products that are sold. The customers to which the sales representatives market and sell our products are authorized to carry specified types of Remington products for a non-exclusive one-year term, though not all carry the full range of products. These customers generally carry broader lines of merchandise than do the mass merchants and are less seasonal in sales.

        Our in-house sales force primarily markets our product lines directly to national accounts (consisting mainly of mass merchants) and to federal, state and local government agencies. In 2006, the in-house sales force began marketing to all customer accounts in our Northeast sales region, not just national accounts.

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

        In June 2000, we formed RA Brands, a Delaware limited liability company and wholly-owned subsidiary of Remington to which Remington transferred ownership of all of its patents, trademarks and copyrights. RA Brands owns all of the above-referenced trademarks and licenses them to Remington at an arm’s length royalty rate. We believe that we have adequate policies and procedures in place to protect our intellectual property.

        While we own the Remington marks (and registrations thereof) for use in our firearms and ammunition product lines and certain related products associated with hunting, wildlife and the outdoors, Spectrum Brands, Inc. (formerly Rayovac Corporation), with its September 2003 purchase of Remington Products, and DESA Industries, Inc., which was purchased by HIG DESA Acquisition, L.L.C., all unrelated companies, claim rights to the mark with respect to certain other product areas, particularly personal care products (including electric razors) and lawn and garden products.

                                              Pursuant to the Trademark Settlement Agreement, we agreed with Remington Products as follows:

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

• If certain bankruptcy or insolvency-related events occur with respect to either us or Remington Products, the bankrupt or insolvent party may be contractually required to sell its interest in Remington Licensing Corporation to the other party at book value or fair market value, depending on the circumstances. While in some cases this requirement may not be enforceable under the U.S. Bankruptcy Code, if Remington Products came to own all of Remington Licensing Corporation, this could provide Remington Products with greater leverage over our licensing relationship with Remington Licensing Corporation for the non-core products discussed above.

Research and Development

        We maintain an ongoing research and development program, and employ approximately 40 individuals to work in such capacity at our Elizabethtown, Kentucky facility as of February 28, 2006. New products and improvements to existing products are developed based upon the perceived needs and demands of consumers, as well as successful products introduced to the market by our competitors. Our research and development program involves an in-house team of engineers and technicians working with operations personnel using tools such as computer-assisted design. Research and plant technical staff then collaborate to produce an experimental prototype, ensuring that products and manufacturing processes are concurrently designed. Following a successful prototype, a pilot run is commenced to ensure that plant personnel and equipment can manufacture the product efficiently. We continue to introduce new products employing innovations in design, manufacturing and safety in both firearms and ammunition, as outlined in the "Product Introductions" sections above.

        Research and development expenditures for our continuing operations for the years ended December 31, 2005 amounted to approximately $5.9 million, and in each of 2004 and 2003 amounted to approximately $6.1 million.

Regulation

        The manufacture, sale and purchase of firearms are subject to extensive federal, state and local governmental regulation. The primary federal laws are the National Firearms Act and the Federal Firearms Act, which were originally enacted in the 1930s and which have been amended from time to time. Federal laws generally prohibit the private ownership of fully automatic weapons and place certain restrictions on the interstate sale of firearms unless certain licenses are obtained. We do not manufacture fully automatic weapons. We possess valid federal licenses for all of our owned and leased sites to manufacture and/or sell firearms and ammunition.

        In September 2004, the United States Congress declined to renew a federal law with a ten-year term which generally prohibited the manufacture of certain firearms defined under that statute as “assault weapons” as well as the sale or possession of “assault weapons” except for those that, prior to the law’s enactment, were legally in the owner’s possession. The now-expired law expressly exempted approximately 650 models of firearms that are generally used by hunters and sporting enthusiasts. None of our current firearms products are considered to be “assault weapons” under that federal law or existing state law. Another federal law, enacted in 1993 and extended in 1998, the so-called “Brady Bill”, mandates a national system of instant background checks for all firearms purchases from federally-licensed firearms retail dealers. Legislation has been proposed to further extend this system to sales made by non-retail sellers at gun shows.

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

        In addition to federal requirements, state and local laws and regulations may place additional restrictions on gun ownership and transfer. These vary significantly from jurisdiction to jurisdiction. Some states have recently enacted, and others are considering, legislation restricting or prohibiting the ownership, use or sale of certain categories of firearms and/or ammunition. Although numerous jurisdictions presently have mandatory waiting periods for the sale of handguns (and some for the sale of long guns as well), there are currently few restrictive state regulations applicable to handgun ammunition. Remington firearms are covered under several recently enacted state regulations requiring guns to be sold with internal or external locking mechanisms. Some states are considering mandating certain design features on safety grounds, most of which would be applicable only to handguns. We believe that hunter safety issues may affect sales of firearms, ammunition and other shooting-related products. In the northeastern United States, for example, some communities permit deer hunters to use only shotguns (which have a shorter average range than rifles) to minimize the possibility of shooting accidents in more densely populated areas.

        Remington in no longer a defendant in any lawsuits brought by municipalities against participants in the firearms industry. In addition, legislation has been enacted in approximately 34 states precluding such actions. Similar federal legislation, entitled "The Protection of Lawful Commerce in Arms Act" was signed into law by President Bush on October 26, 2005, after being passed by the U.S. Senate in August 2005 and by the House of Representatives in October 2005, both by two-to-one margins. However, the court hearing the City of New York's case agains handgun manugacturers has held that the law does not prohibit that lawsuit; the decision is being appealed to the U.S. Court of Appeals for the Second Circuit.

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

Environmental Matters

        Our operations are subject to a variety of federal, state and local environmental laws and regulations which govern, among other things, the discharge of hazardous materials to the air and water, handling, treatment, storage and disposal of such materials, as well as remediation of contaminated soil and groundwater. We have in place programs that monitor compliance with these requirements and believe our operations are in material compliance with them. In the normal course of our manufacturing operations, we are subject to occasional governmental proceedings and orders pertaining to waste disposal, air emissions and water discharges into the environment. We believe that we are in compliance with applicable environmental regulations in all material respects, and that the outcome of any such proceedings and orders will not have a material adverse effect on our business. Under the terms of the Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which certain assets of E.I. DuPont Nemours & Company (“DuPont”) and its affiliates (collectively, the “Sellers”) were acquired in 1993 (the “Acquisition”) to constitute Remington in its present form, DuPont agreed to retain responsibility for pre-closing environmental liabilities. In connection with the Acquisition, Remington also entered into an agreement with Dupont with respect to cooperation and responsibility for specified environmental matters. See “—Certain Indemnities”.

        There are various pending proceedings associated with environmental liability naming us for which the Sellers have accepted liability. Our obligation on these cases is not expected to be material.

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

Employees

        As of February 28, 2006, we employed approximately 2,200 full-time employees of whom nearly 1,950 were engaged in manufacturing, and approximately 250 of whom were engaged in sales, general administration and research and development. An additional work force of temporary employees is engaged during peak production schedules at certain of our manufacturing facilities.

        The United Mine Workers of America (“UMWA”) represents approximately 850 hourly employees at our plant in Ilion, New York. The collective bargaining agreement with UMWA was renegotiated effective October 2002. This agreement expires in September 2007. We also have a labor agreement with Local 2021 of the United Automobile, Aircraft and Agricultural Implement Workers of America (“U.A.W.”), which represents less than 10 hourly employees at our plant in Findlay, Ohio. This labor agreement is terminable by either party upon notice to the other party. Employees at our other manufacturing facilities are not represented by unions. There have been no significant interruptions or curtailments of operations due to labor disputes since prior to 1968 and we believe that our relations with our employees are satisfactory.

Available Information

        Our internet address is www.remington.com. We make available, free of charge, on our internet website the latest annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after filing with the Securities and Exchange Commission (“SEC”) via a link on our website to our page in the SEC electronic filing database.

Item 1A. RISK FACTORS

RISK FACTORS

        Our business and operations are subject to a number of risks and uncertainties as described below. However, the risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we may currently deem immaterial, may become important factors that harm our business, financial condition, results of operations or cash flows. If any of the following risks actually occur, our business, financial condition or results of operations could suffer. You should read and carefully consider each of the following risks, as well as the other information provided elsewhere in this report.

Because of the potential nature of injuries relating to firearms and ammunition, certain public perceptions of our products, and recent efforts to expand liability of manufacturers of firearms and ammunition, product liability cases and claims, and insurancecosts associated with such cases and claims, may cause us to incur significant costs.

        We are currently defending product liability litigation involving Remington brand firearms and our ammunition products (including ammunition manufactured under the UMC and Peters names). As of December 31, 2005, approximately 19 individual bodily injury cases or claims were pending, primarily alleging defective product design, defective manufacture and/or failure to provide adequate warnings. Some of these cases seek punitive as well as compensatory damages. As a manufacturer of shotguns and rifles, since 1999, we were named in three cases (none of which is pending as to us) of the lawsuits brought by some 30 municipalities and other governmental entities, primarily against manufacturers and sellers of handguns.

        In part because the nature and extent of liability based on the manufacture and/or sale of allegedly defective products is uncertain, particularly as to firearms and ammunition, our resources may not be adequate to cover pending and/or future product liability occurrences, cases or claims, in the aggregate, and such cases and claims may have a material adverse effect upon our business, financial condition or results of operations. In addition, insurance coverage for these risks may not continue to be available or, if available, we may not be able to obtain it at a reasonable cost. See “Business—Legal Proceedings”.

Our business is subject to extensive governmental legislation and regulation that may restrict our operation, increase our costs of operations, or adversely affect the demand for our products by limiting the availability and/or increasing the cost of our products.

        The manufacture, sale and purchase of firearms and ammunition are subject to extensive federal, state and local governmental regulation. Although we do not believe that current regulations have had such an impact to date, future regulations may adversely affect our operations by limiting the types of product that we can manufacture and/or sell, or imposing additional costs to us or to our customers in connection with the manufacture and/or sale of our products. Such regulations may also adversely affect demand for our products by imposing limitations that increase the costs of our products, making it more difficult or cumbersome for our distributors or end users to transfer and own our products, or creating negative consumer perceptions with respect to our products.

        Current federal regulations include:

• Licensing requirements for the manufacture and/or sale of firearms and ammunition.

• A national system of instant background checks for all purchases of firearms from federal license holders, including purchases of our firearms products and purchases from license holders at gun shows.

        In addition, bills have been introduced in Congress to establish, and to consider the feasibility of establishing, a nationwide database recording so-called “ballistic images” of ammunition fired from new guns. Should such a mandatory database be established, the cost to Remington, its distributors and its customers could be significant, depending on the type of firearms and ballistic information included in the database. Bills have also been introduced in Congress in the past several years that would affect the manufacture and sale of ammunition, including bills to regulate the manufacture, importation and sale of armor-piercing bullets, to prohibit the manufacture, transfer or importation of .25 caliber, .32 caliber and 9mm handgun ammunition, and to increase or impose new taxes on the sales of certain types of ammunition, as well as bills addressing the use of lead in ammunition. Certain of these bills would apply to ammunition of the kind we produce, and accordingly, if enacted, could have a material adverse effect on our business.

        State and local laws and regulations may place additional restrictions on gun ownership and transfer:

• Some states have recently enacted, and others are considering, legislation restricting or prohibiting the ownership, use or sale of specified categories of firearms and ammunition. Many states currently have mandatory waiting period laws in effect for the purchase of firearms, including rifles and shotguns. Although there are few restrictive state or local regulations applicable to ammunition, several jurisdictions are considering such restrictions on a variety of bases.

• Some states have enacted regulations prohibiting the sale of firearms unless accompanied by an internal and/or external locking device. In several states, this requirement is imposed on both handguns and long guns. Some states are also considering mandating the inclusion of various design features on safety grounds. Most of these regulations as currently contemplated would be applicable only to handguns.

• To date, two states have established registries of so-called “ballistic images” of ammunition fired from new guns. Although neither law mandates the inclusion of such “imaging” data from long guns in their registries, these or other states may do so in the future. Proposed legislation in at least one other state would be applicable to Remington rifles and would call for “imaging” of both cartridges and projectiles.

        We believe that existing federal and state legislation relating to the regulation of firearms and ammunition has not had a material adverse effect on our sales of these products. However, the regulation of firearms and ammunition may become more restrictive in the future and any such development might have a material adverse effect on our business, financial condition, results of operations, or cash flows. In addition, regulatory proposals, even if never enacted, may affect firearms or ammunition sales as a result of consumer perceptions. See “Business—Regulation”.

Environmental litigation and regulations may restrict or increase the cost of our operations and/or impair our financial condition.

        We are subject to a variety of federal, state and local environmental laws and regulations which govern, among other things, the discharge of hazardous materials into the air and water, the handling, treatment, storage and disposal of such materials, as well as remediation of contaminated soil and groundwater. We have programs in place that monitor compliance with those requirements and believe that our operations are in material compliance with them. In the normal course of our manufacturing operations, we are subject to occasional governmental proceedings and orders pertaining to waste disposal, air emissions and water discharges into the environment.

        Based on information known to us, we do not expect current environmental regulations or environmental proceedings and claims to have a material adverse effect on our results of operations, financial condition, or cash flows. However, it is not possible to predict with certainty the impact on us of future environmental compliance requirements or of the cost of resolution of future environmental proceedings and claims, in part because the scope of the remedies that may be required is not certain, liability under federal environmental laws is, under certain circumstances, joint and several in nature, and environmental laws and regulations are subject to modifications and changes in interpretation. Environmental regulations may become more burdensome in the future and any such development, or discovery of unknown conditions, may require us to make material expenditures or otherwise materially adversely affect the way we operate our business, as well as have a material adverse effect on our results of operations, financial condition, or cash flows. See “Business—Environmental Matters”.

Unfavorable market trends and social and political concerns could adversely affect demand for our products and our business.

        We believe that a number of trends currently exist that are potentially significant to the hunting and shooting sports market:

• We believe that the development of rural property in many locations has curtailed or eliminated access to private and public lands previously available for hunting and shooting sports.

• Environmental issues, such as concern about lead in the environment, may also adversely affect the industry.

• Although we are a manufacturer of long guns, the trends regarding firearms regulation as well as the pending industry litigation, and the consumer perception of such developments, may adversely affect sales of firearms, ammunition and other shooting-related products by such means as increasing costs of production and/or reducing the number of distribution outlets for our products.

        These trends may have a material adverse effect on our business by impairing industry sales of firearms, ammunition and other shooting-related products.

Our substantial indebtedness could have a material adverse effect on our financial health and our ability to obtain financing in the future and to react to changes in our business.

        We have a significant amount of debt. On December 31, 2005, we had approximately $221.7 million of debt outstanding and our interest expense for the year ended December 31, 2005 was approximately $26.4 million. Our significant amount of debt could limit our ability to satisfy our obligations, limit our ability to operate our business and impair our competitive position. For example, it could:

• make it more difficult for us to satisfy our obligations under the Notes and to the lenders under the Amended and Restated Credit Agreement;

• increase our vulnerability to adverse economic and general industry conditions, including interest rate fluctuations, because a significant portion of our borrowings are and will continue to be at variable rates of interest;

• require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, which would reduce the availability of our cash flow from operations to fund working capital, capital expenditures or other general corporate purposes;

• limit our flexibility in planning for, or reacting to, changes in our business and industry; • place us at a disadvantage compared to competitors that have proportionately less debt; and • limit our ability to borrow additional debt or equity financing due to applicable financial and restrictive covenants in our debt.

        The agreements and instruments governing our debt place specified limitations on incurrence of additional debt. Despite current indebtedness levels, we and our subsidiaries may be able to incur substantial additional indebtedness in the future. However, if new debt is added to our and our subsidiaries’ current debt levels, the related risks would intensify.

Our ability to generate the significant amount of cash needed to make payments on and repay the Notes and our other debt and to operate our business depends on many factors beyond our control.

        Payments on our debt and the funding of working capital needs and planned capital expenditures will depend on our ability to generate cash and secure financing in the future. This ability, to an extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. If our business does not generate sufficient cash flow from operations, and sufficient future borrowings are not available to us under our Amended and Restated Credit Agreement or from other sources of financing, we may not be able to repay the Notes or our other debt, operate our business or fund our other liquidity needs. We may not be able to obtain additional financing, particularly because of our anticipated high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt. If we cannot meet or refinance our obligations when they are due, this may lead us to sell assets, reduce capital expenditures or take other actions which could have a material adverse effect on us.

The agreements and instruments governing our debt contain restrictions and limitations which could significantly impact the holders of the Notes and our ability to operate our business.

        The Amended and Restated Credit Agreement and the indenture governing the Notes contain a number of significant covenants that could adversely impact the holders of the Notes and our business by limiting our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. These covenants, among other things, restrict our ability and the ability of our subsidiaries to:

• pay dividends or make other distributions;

• make certain investments or acquisitions;

• enter into transactions with affiliates;

• dispose of assets or enter into business combinations;

• incur or guarantee additional debt;

• issue equity;

• repurchase or redeem equity interests and debt;

• repurchase or redeem equity interests and debt;

• create or permit to exist certain liens; and

• pledge assets.

        Furthermore, the Amended and Restated Credit Agreement requires us to meet specified financial covenants. Our ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in a default under the Amended and Restated Credit Agreement, which could place us in default under the indenture governing the Notes.

If we default under our Amended and Restated Credit Agreement, we may not have the ability to make payments on our indebtedness.

        In the event of a default under our Amended and Restated Credit Agreement, the lenders could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. If such an acceleration occurs, thereby causing an acceleration of amounts outstanding under the Notes, we may not be able to repay the amounts due under our Amended and Restated Credit Agreement or the Notes. This could have serious consequences to the holders of the Notes and to our financial condition and results of operations, and could cause us to become bankrupt or insolvent.

Our business is affected by seasonal fluctuations in business; inventory management practices have had an effect on our business.

        Many of our firearms products are purchased in anticipation of use during the fall hunting season. In an effort to reduce the effect of seasonality on our business, we allow these products to be purchased under an early order or “dating” plan. Under the dating plan, a distributor may purchase these products beginning in December (the start of our dating plan year) and pay for them on extended terms. Historically, use of the dating plan has had the effect of shifting some firearms sales from the second and third quarters to the first and fourth quarters. Beginning in 2000, as a competitive measure, we began offering extended payment terms on select ammunition purchases. During the fourth quarters of 2004 and 2005, we noted increasing use of extended payments terms. We attribute such use to the apparent condensed seasonality taking place within the markets in which we participate. Use of the dating plan and the extended payment terms results in significant deferral of collection of accounts receivable until the latter part of the year.

        In addition, we believe that economic conditions have caused customers (dealers, chains and wholesalers) to defer purchases of our products until later in the core fall hunting seasons (September through December) and to utilize lower inventory levels than during prior periods. This overall trend in demand continues to date, and there can be no assurance that such trends will not continue.

        As a result of the seasonal nature of our sales, the extended payment terms under our dating plan billing practices, and our customers’ inventory management practices, our working capital financing needs may significantly exceed cash provided by operations during certain periods in a year.

Decreases in consumer confidence and spending and/or significant increases in commodity and energy prices could have a material impact on the consolidated financial position, results of operations, or cash flows of the Company.

        The general economic environment appears to be increasingly volatile and uncertain, as a result of lower levels of consumer spending, lower consumer confidence, inflationary pressures from higher energy and fuel costs, and an uncertain geopolitical environment, offset by current moderate growth in national Gross Domestic Product. In addition, since the beginning of 2004, the Federal Reserve has adopted a monetary policy that includes raising the short term rates of interest. A rising interest rate environment could have a potentially continuing adverse impact on consumer spending. Our business has also been affected by the general environment of rising commodity prices for raw materials such as lead, copper, zinc and steel, as well as rising energy costs, that have been experienced since the beginning of 2004. We can provide no assurance that these economic trends will not continue.

We may be unable to realize price increases from our customers.

        We are evaluating our prices to our customers in light of the recently experienced increases in commodity and energy costs. We attempt to raise our prices in concert with our cost increases. However, we can provide no assurance that these economic trends will not continue nor can we provide any assurance that we will be able to realize price increases from our customers in a commensurate level with our increased costs.

A substantial amount of our business comes from one ‘national account’ customer. A substantial portion of our accounts receivable are concentrated with two customers. Loss of business from these customers could adversely affect our revenues, operating results, and statements of cash flows.

        Our in-house sales force markets our products directly to national accounts (consisting primarily of mass merchandisers) and to federal, state and local government agencies. Approximately 17% of our total 2005 sales and 9% of our December 31, 2005 accounts receivable balance consisted of sales made to one national account, Wal-Mart. Our sales to Wal-Mart are generally not governed by a written agreement. In the event that Wal-Mart significantly reduces or terminates its purchases of firearms and/or ammunition from us, our revenue could be adversely affected.

        Wal-Mart together with another customer accounts for approximately 27% of our accounts receivable. This other customer, due to the timing of their purchasing, usually maintains significant amounts of accounts receivable at the end of our fiscal year. In the event that this customer incurs financial difficultly and is unable to pay its account in full, our cash flows and operating results could be adversely affected.

We are dependent on a number of key suppliers. Loss or damage to our relationships with these suppliers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

        To manufacture our various products, we use many raw materials, including steel, lead, brass, zinc, plastics and wood, as well as manufactured parts purchased from independent manufacturers. An extended interruption in the supply of these or other raw materials or in the supply of suitable substitute materials would disrupt our operations, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, we may incur additional costs in sourcing raw materials from alternative producers.

        For a number of our raw materials, we rely on one or a few suppliers. Alternative sources, many of which are foreign, exist for each of these materials. We do not, however, currently have significant supply relationships with any of these alternative sources. We cannot estimate with any certainty the length of time that would be required to establish alternative supply relationships, or whether the quantity or quality of materials that could be so obtained would be sufficient.

We purchase a limited number of foreign manufactured firearms products through a third party supplier as part of our strategy to grow revenues and improve profitability, which exposes us to additional uncertainties. In 2006, we have increased the number of product offerings by expanding the number of suppliers.

        We introduced an opening price point line known as Spartan Gunworks in June 2004 and expanded the line in 2005 with additional product offerings. This product line made by a foreign manufacturer, imported by a third party and then resold by us will now be sold under the Remington brand. In 2006, we will be increasing the number of different types of product offerings by expanding the number of foreign suppliers from whom we buy products.

        Our dependence on foreign suppliers means, in part, that we may be affected by declines in the relative value of the U.S. dollar to foreign currencies. Although all of our purchases of foreign products are negotiated and paid for in U.S. dollars, declines in the applicable foreign currency and currency exchange rates might negatively affect the profitability and business prospects of our foreign manufacturer. This, in turn, might cause such supplier to demand higher prices for merchandise, hold up merchandise shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs.

        We are also subject to other risks and uncertainties associated with changing economic and political conditions in foreign countries. These risks and uncertainties include import duties and quotas, disruptions or delays in product deliveries, our suppliers' on-going quality controls, work stoppages, economic uncertainties (including inflation), foreign government regulations, political unrest and trade restrictions. Any event causing a disruption or delay of imports from our foreign manufacturers, including the imposition of additional import restrictions, restrictions on the transfer of funds and/or increased tariffs or quotas, or both, could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition, results of operations, or cash flows.

Labor constraints may have an adverse affect on our ability to restructure our business or to maintain our current operating results and statement of cash flows.

        Approximately 850 of the hourly employees in our Ilion, New York firearms manufacturing plant are represented by the United Mine Workers of America (“UMWA”) and covered by a collective bargaining agreement. The agreement with the UMWA (which expires in September 2007) provides for contractual wage and benefits levels throughout the term of the contract. This agreement restricts our ability to manufacture or source certain product lines at or from locations other than our Ilion, New York manufacturing plant during the term of the agreement. This agreement may also limit our ability to change local work rules and practices to encourage flexible manufacturing and other efficiency-related improvements. Accordingly, our ability to successfully implement certain product line changes and other planned cost savings initiatives set forth by management may be impeded. There is also no guarantee that we will be able to negotiate a new of our collective bargaining agreement on substantially similar terms to the existing agreement. This could have a negative impact on our results of operations, financial condition, and cash flows.

If we are unable to retain key management personnel, our business could be adversely effected.

        Our success is dependent to a large degree upon the continued service of our executive management team. We have entered into employment agreements with certain of our executives. See “Executive Compensation—Executive Employment Agreements.” The loss of any member of our executive management team could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to compete successfully within our highly competitive markets, which could adversely affect our business, financial condition, or cash flows.

        The markets in which we operate are highly competitive. Product image, quality and innovation are the primary competitive factors in the firearms industry. Product differentiation exists to a much lesser extent in the ammunition industry, where price is the primary competitive factor. Reductions in price by our competitors in the ammunition industry could force us to reduce prices or otherwise alter terms of sale as a competitive measure, which could adversely affect our business and financial condition.

        Our competitors vary by product line. Some of our competitors are subsidiaries of large corporations with substantially greater financial resources than us. Although we believe that we compete effectively with all of our present competitors, we may not continue to do so, and our ability to compete could be adversely affected by our leveraged condition. See “Business—Competition”.

Our business is subject to economic, market and other factors beyond our control or ability to predict.

        The sale of hunting and shooting sports products depends upon a number of factors related to the level of consumer spending, including the general state of the economy and the willingness of consumers to spend on discretionary items. Historically, the general level of economic activity has significantly affected the demand for sporting goods products in the hunting and shooting sports and related markets. As economic activity slows, consumer confidence and discretionary spending by consumers declines. Competitive pressures arising from any significant or prolonged economic downturn could have a material adverse impact on our financial condition and results of operations, and such impact could be intensified by our leveraged condition.

        Moreover, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business and operations. These risks and uncertainties include, but are not limited to, weather and other Acts of God that could result in the loss or destruction of warehoused inventory and stoppages in our ability to manufacture our key products for a sustained period of time.

Worse-than-assumed economic and demographic experience for our postretirement benefit plans (e.g., discount rates, investment returns, health care cost trends) could negatively impact our operating results, financial condition, and statement of cash flows.

        We sponsor plans to provide postretirement pension and health care for our retired employees. The measurement of our obligations, costs and liabilities associated with these benefits, requires that we estimate the present values of projected future payments to all participants. We use many assumptions in calculating these estimates, including discount rates, investment returns on designated plan assets, health care cost trends, and demographic experience (e.g., mortality and retirement rates). To the extent that actual results are less favorable than our assumptions there could be a substantial adverse impact on our results of operations, financial condition, and cash flows.

We have controlling shareholders, who may have interests that conflict with investors interests.

        The Bruckmann, Rosser, Sherrill & Co. II, L.P. (the “BRS Fund”) presently owns 60.7% and the Clayton & Dubilier Private Equity Fund IV Limited Partnership (the “CDR Fund”) presently owns 12.8% (and by proxy controls the votes of 26.3%) of the outstanding common stock of Holding on a fully-diluted basis including all options and deferred shares. Holding in turn owns 100% of the outstanding capital stock of Remington. Accordingly, the BRS Fund and the CDR Fund exercise significant influence over our board of directors and business and operations. See "Directors and Executive Officers of the Registrant - Shareholders' Agreement. The interests of the BRS Fund, the CDR Fund and their affiliates could conflict with the interests of the holders of our indebtedness. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, their interests might conflict with the interests of the holders of our indebtedness. The BRS Fund, the CDR Fund and their affiliates also may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to the holders of our indebtedness.

Our joint venture RELES may require additional funding in order to continue its operations.

        RELES has received funding commitments from us of $1.3 million from inception through December 31, 2005. The joint venture has yet to operate in a positive cash flow position. We made the final required funding payment of $0.2 million on March 15, 2006. As a result, we may commit to additional funding requirements if we believe that doing so would result in a positive cash flow venture. Any future commitments would be limited to amounts available for investment under the terms of our indenture for the Notes and the Amended and Restated Credit Agreement.

An increase in revenues to the government, law enforcement, and military sales channels could result in increased uncertainty to the timing of our sales revenues.

        Government, law enforcement, and military sales channels are typically in the form of contract sales arrangements. We are exposed to these channels through our sale of certain firearms and ammunition products, as well as our distribution of surveillance security technology products. An increasing percentage of our sales revenues could therefore be subject to contract negotiations. This trend could cause sales revenue amounts to be increasingly volatile and uncertain with respect to the timing of orders.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

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

        We believe that these facilities are suitable for the manufacturing conducted therein and have capacities appropriate to meet existing production requirements. The Ilion, Lonoke and Mayfield facilities each contain enclosed ranges for testing firearms and ammunition. The Ada, Oklahoma facility is temporarily idle due to supply limitations discussed in Note 4 to our audited consolidated financial statements for the year ended December 31, 2005 contained elsewhere in this annual report.

        Our headquarters and related operations are conducted in an office building that we own in Madison, North Carolina.

        Research and development is conducted at a facility that we own in Elizabethtown, Kentucky.

        All of the real property owned by us has been mortgaged as collateral for our obligations under the Amended and Restated Credit Agreement.

        We lease a facility from and contract for distribution services with major third party contractors, which impacts distribution for all of our reporting segments. We also lease a facility in Rockville, Maryland for our Technologies Products division, which is included in our All Other reporting segment.

Item 3. LEGAL PROCEEDINGS

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

        These indemnification obligations of the Sellers are not subject to any survival period limitation. We have no current information on the extent, if any, to which the Sellers have insured these indemnification obligations. Except for certain cases and claims relating to shotguns as described below, and except for all cases and claims relating to products discontinued prior to the Acquisition, we generally bear financial responsibility for the costs of product liability cases and claims relating to occurrences after the Acquisition and are required to indemnify the Sellers against such cases and claims. See “—Certain Indemnities.”

        The main types of legal proceedings include:

• Product liability litigation filed by customers.

• Product liability litigation filed by municipalities.

• Environmental litigation.

Product Liability Litigation

        Since December 1, 1993, we have maintained insurance coverage for product liability claims subject to certain self-insured retentions on a per-occurrence basis for personal injury or property damage relating to occurrences arising after the Acquisition. We believe that our current product liability insurance coverage for personal injury and property damage is adequate for our needs. Our current product liability insurance policy runs from December 1, 2005 through November 30, 2006 and provides for certain self-insured retention amounts per occurrence. It also includes a limited batch clause provision. Applicable to our primary Products policy, this allows that a single retention be assessed when the same defects manufactured in a common lot or batch results in multiple injuries or damages to third parties. The policy excludes from coverage any pollution-related liability. Based in part on the nature of our products, and the impact on the insurance market of September 11, 2001 and more recent weather-related and other events, there can be no assurance that we will be able to obtain adequate product liability insurance coverage upon the expiration of the current policy. Certain of our current excess insurance coverage expressly excludes actions brought by municipalities as described below.

        As a result of contractual arrangements, we manage the joint defense of product liability litigation involving Remington brand firearms and our ammunition products for both Remington and the Sellers. As of December 31, 2005, 19 individual bodily injury cases and claims were pending, primarily alleging defective product design, defective manufacture and/or failure to provide adequate warnings; some of these cases seek punitive as well as compensatory damages. We have previously disposed of a number of other cases involving post-Acquisition occurrences by settlement. Of the individual cases and claims pending as of December 31, 2005, one involves matters for which the Sellers retained liability and are required to indemnify us. The remaining 18 pending cases involve post-Acquisition occurrences for which we bear responsibility under the Purchase Agreement; the Sellers have some responsibility for the costs of one of these cases involving certain shotguns.

        The relief sought in individual cases includes compensatory and, sometimes, punitive damages. Not all complaints or demand letters expressly state the amount of damages sought. As a general matter, when specific amounts are provided, compensatory damages sought range from less than $75,000 to more than $10 million, while demands for punitive damages may range from less than $500,000, to as much as $100 million. Of the 18 individual post-Acquisition claims pending as of December 31, 2005, claimants purport to seek approximately $22.3 million in compensatory and an unspecified amount of punitive damages. In the Company’s experience, initial demands do not generally bear a reasonable relationship to the facts and circumstances of a particular matter, and in any event, are typically reduced significantly as a case proceeds. The Company believes that its accruals for product liability cases and claims, as described below, are a superior quantitative measure of the cost to it of product liability cases and claims.

        At December 31, 2005, our accrual for product liability cases and claims was $10.1 million. The amount of our accrual for product liability cases and claims is based upon estimates developed as follows. We establish reserves for anticipated defense and disposition costs to us of those pending cases and claims for which we are financially responsible. Based on those estimates and an actuarial analysis of actual defense and disposition costs incurred by us with respect to product liability cases and claims in recent years, we determine the estimated defense and disposition costs for unasserted product liability cases and claims. We combine the estimated defense and disposition costs for both pending and unasserted cases and claims to determine the amount of our accrual for product liability cases and claims. It is reasonably possible additional experience could result in further increases or decreases in the period in which such information is made available. We believe that our accruals for losses relating to such cases and claims are adequate. Our accruals for losses relating to product liability cases and claims include accruals for all probable losses the amount of which can be reasonably estimated. Based on the relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, our accruals for the uninsured costs of such cases and claims and the Sellers’ agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as well as the type of firearms products that we make), we do not believe with respect to product liability cases and claims that any reasonably possible loss exceeding amounts already recognized through our accruals has been incurred.

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

       Municipal Litigation

        In addition to these individual cases, as a manufacturer of shotguns and rifles, Remington was named in only three of the actions brought by approximately 30 municipalities, primarily against manufacturers, distributors and sellers of handguns: (i) City of Boston, et al. v. Smith & Wesson, et al., No. 99-2590 (Suffolk Super Ct.); (ii) City of St. Louis, Missouri v. Henry Cernicek, et al., No. 992-01209 (Cir. Ct. St. Louis) & 00 Civil 1895 (U.S. Dist. Ct E.D. Missouri); and (iii) City of New York, et al. v. B.L. Jennings, Inc., et al., 00 Civil 3641 (JBW) (U.S. Dist. Ct. E.D.N.Y.). Two of these cases (City of Boston and City of St. Louis) have been dismissed against all defendants, while the third has been limited to claims against handgun manufacturers (City of New York). Remington is therefore not a defendant in any pending municipal litigation.

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

          To date, most municipal lawsuits have been dismissed and are no longer subject to appeal, including that involving local California governments. The three remaining lawsuits are in various stages of motion practice, discovery, and trial preparation. A majority of states have enacted some limitation on the ability of local governments to file such lawsuits against firearms manufacturers. In addition, similar legislation limiting such lawsuits on a federal level has been proposed in both houses of Congress, most recently by the House of Representatives on October 20, 2005. President Bush signed the Protection of Lawful Commerce in Arms Act on October 26, 2005. However, the court hearing the City of New York’s case against handgun manufacturers has held that the law does not prohibit that lawsuit; the decision is being appealed to the U.S. Court of Appeals for the Second Circuit.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On November 9, 2005, the Company’s shareholder voted to appoint Grant Thornton LLP, replacing PricewaterhouseCoopers LLP, as the Company’s independent registered public accounting firm, as disclosed in the Company’s Form 8-K filed on November 15, 2005 with the SEC. There were no other matters ubmitted to a vote of the Company’s shareholder during the fourth quarter of 2005.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Market Information.        There is no established public trading market for either Holding's or Remington's common stock.

    Holders.        As of February 28, 2006, there were 24 holders of the outstanding common stock of Holding. The only holder of Remington’s common stock is Holding.

    Dividends.        Holding did not pay any dividends during 2004 or 2005 and Remington did not pay any dividends during 2005. In 2004, Remington paid dividends to Holding in an aggregate amount of $2.2 million to fund interest payments on the $32.9 million aggregate principal amount of senior notes of Holding (the “Holding Notes”). The CDR Fund holds all of the Holding Notes.

        As Holding has no separate operations, its ability to pay dividends or interest on the Holding Notes is dependent upon the extent to which it receives dividends or other funds from Remington or additional capital from its shareholders. The declaration and payment of future dividends by either Remington or Holding, if any, will be at the sole discretion of the Board of Directors of the respective company, subject (in the case of Remington) to the restrictions set forth in the Amended and Restated Credit Agreement, and the indenture for the Notes, which currently limit the payment of cash dividends by Remington to its shareholder, as well as restrictions, if any, imposed by other indebtedness outstanding from time to time.

        See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 14 to our audited consolidated financial statements for the year ended December 31, 2005 appearing elsewhere in this annual report.

Item 6. SELECTED FINANCIAL DATA

        The following table sets forth certain selected financial information derived from our audited consolidated financial statements as audited by our independent registered public accounting firms, Grant Thornton LLP for data for the one-year period ended December 31, 2005, and PricewaterhouseCoopers LLP, for each of the years in the four-year period ended December 31, 2004. On February 9, 2004, we completed the sale of our fishing line business, and the results are reflected as discontinued operations for all periods presented. See Notes 5 to our audited consolidated financial statements for the year ended December 31, 2005 appearing elsewhere in this annual report. The table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes and other financial information included elsewhere in this report.

	Year Ended December 31,
	2001	2002	2003	2004	2005
		Restated	Restated	Restated
		(A)	(A)	(A)
	(dollars in millions)
Income Statement Data:
Net Sales (1)	$365.7	$383.9	$360.7	$393.0	$410.4
Sales Growth (Loss) Percentage	(1.5%)	5.0%	(6.0%)	9.0%	4.4%
Gross Profit	99.4	110.8	90.5	90.5	85.5
Gross Profit Percentage	27.2%	28.9%	25.1%	23.0%	20.8%
Operating Expenses	65.9	70.2	75.0	69.6	69.8
Impairment Charges (2)	—	—	—	—	4.7
Operating Profit	33.5	40.6	15.5	20.9	11.0
Interest Expense (3)	12.6	10.5	23.0	24.6	26.4
Income (Loss) from Continuing Operations before Taxes
and Equity in Losses from Unconsolidated Joint Venture	20.9	30.1	(7.5)	(3.7)	(15.4)
Income Tax Expense (Benefit) from Continuing
Operations (4)	8.0	11.8	(2.9)	14.0	0.4
Income from Discontinued Operations, net of tax (5)	0.8)	2.9	1.4	—	(0.1)
Gain on Disposal of Discontinued Operations, net of
tax (6)	—	—	—	13.6	—
Net Income (Loss)	13.7	19.8	(3.2)	(4.1)	(16.9)

Operating and Other Financial Data:
Depreciation and Amortization (7)	$16.4	$16.9	$10.0	$9.5	$9.2
Other Non-Cash Charges (8)	1.2	1.1	1.0	3.4	7.4
Nonrecurring and Restructuring Items (9)	0.5	1.3	2.1	0.4	(12.7)
Special Payments (10)	6.9	—	1.8	4.5	—
Equity in Loss for Unconsolidated Joint Venture	—	—	—	—	1.0
Gross Capital Expenditures	$4.2	$7.5	$6.9	$9.5	$10.1
Other Unusual Charges (11)	—	—	2.2	—	—
Adjusted EBITDA related to Discontinued Operations
(12)	5.2	6.7	4.1	0.2	—
Cash flows provided by (used in):
Operating activities	$50.9	$14.1	$(7.3)	$(11.8)	$(6.0)
Investing activities	(4.2)	(7.5)	(6.9)	35.1	(11.1)
Financing activities	(35.9)	(19.6)	14.2	(23.3)	17.2

Balance Sheet Data (end of period):
Working Capital (13)	$91.1	$90.2	$119.5	$120.2	$136.4
Total Assets	332.1	335.1	362.7	354.4	363.3
Total Debt (14)	115.3	101.1	230.5	203.5	221.7
Credit Facility	25.0	11.0	28.3	1.8	19.4
Shareholder’s Equity (Defecit)	103.6	111.6	11.8	9.9	(11.1)

Consolidated EBITDA (as defined in the Indenture) and Credit Statistics:	2001		2002		2003		2004		2005
Consolidated EBITDA (as defined in the Indenture)
(12) (15)	$56.8		$60.7		$39.6		$38.6		$31.4

Consolidated Interest Expense (as defined in the
Indenture) (16)	$13.6		$10.4		$23.0		$22.8		$24.7
Consolidated Coverage Ratio (as defined in the
Indenture) (17)	4.2	x	5.8	x	1.7	x	1.7	x	1.3	x
Ratio of Earnings to Fixed Charges (18)	2.6	x	3.8	x	(17)		(17)		(17)

(A)

We have restated our previously issued financial statements for the years ended December 31, 2004, 2003, and 2002 to reflect the correction of a methodological error related to our reserve for healthcare claims. The error resulted from the use of inaccurate data and methodologies in calculating the healthcare accrual. For a discussion of the restatement adjustment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Restatement of Previously Issued Financial Statements” and Note 3 to our audited consolidated financial statements for the year ended December 31, 2005 appearing elsewhere in this annual report.

(1)

Presented net of federal excise taxes. Federal excise taxes were $32.1 million, $33.5 million, $31.2 million, $33.5 million and $34.0 million for the years ended December 31, 2001, 2002, 2003, 2004 and 2005, respectively.

(2)

These impairment charges in 2005 are associated with the write-down in goodwill, trademarks, and fixed assets of the Clay Targets reporting unit and with the write-down in certain embellishing fixed assets in the Firearms reporting unit. See Note 5 to our audited consolidated financial statements for the year ended December 31, 2005 appearing elsewhere in this annual report.

(3)

Interest expense included in discontinued operations is $2.7 million, $1.8 million, $1.8 million, $0.1 million, and zero, for the years ended December 31, 2001, 2002, 2003, 2004 and 2005, respectively.

(4)

The year ended December 31, 2004 and 2005, includes $15.5 million and $0.4 million in tax expense associated with recording a valuation allowance against certain deferred tax assets. See Note 20 to the audited consolidated financial statements for the year ended December 31, 2005 appearing elsewhere in this annual report.

(5)	On February 9, 2004, we completed the sale of our fishing line business, and the results are reflected as discontinued operations for all periods presented.

(6)

Reflects the Gain on Disposal of assets sold associated with the sale of specified assets of our fishing line business on February 9, 2004. See Note 5 to the audited consolidated financial statements appearing elsewhere in this annual report.

(7)

Excludes amortization of deferred financing costs of $1.7 million, $1.9 million, $1.8 million, $1.9 million and $1.7 million for the years ended 2001, 2002, 2003, 2004 and 2005, respectively, which is included in interest expense.

(8)

Non-cash charges consist of the following: (a) for the year ended December 31, 2001, a $0.7 million accrual for retiree benefits and a $0.4 million loss on disposal of assets; (b) for the year ended December 31, 2002, a $0.8 million accrual for retiree benefits and a $0.2 million loss on disposal of assets; (c) for the year ended December 31, 2003, a $2.9 million retiree benefits and a $0.5 million loss on disposal of assets; (d) for the year ended December 31, 2004, a $7.1 million accrual for retiree benefits and a $0.3 million loss on disposal of assets; (e) for the year ended December 31, 2005, a $5.6 million accrual for retiree benefits and a $0.4 million loss on disposal of assets.

(9)

Nonrecurring and restructuring expenses consist of the following: (a) for the year ended December 31, 2001, $0.6 million of nonrecurring legal and professional fees and $0.7 million of severance and relocation costs; (b) for the year ended December 31, 2002, $1.4 million of Cumulative Effect of Change in Accounting Principle, net of tax, and $0.3 million of nonrecurring legal fees and $0.4 million associated with marking redeemable deferred shares to market; (c) for the year ended December 31, 2003, $0.2 million of severance costs and $0.2 million loss on disposal of assets; (d) for the year ended December 31, 2004, $13.6 million gain on sale of the fishline line business, offset by $0.2 million of severance costs, and $0.7 million in consulting fees associated with the nonrecurring exclusive distribution and joint venture agreements for certain technology products; (e) for the year ended December 31, 2005, $0.6 million of severance charges, $0.3 million associated with the exclusive distribution agreement, a write-off of debt issuance costs of $0.5 million associated with the permanent reduction in borrowing capacity, $1.0 million associated with the write-down in certain embellishing fixed assets in the Firearms reporting unit, and impairment charges of $3.7 million associated with the write-down in goodwill, trademarks, and fixed assets of the Clay Targets reporting unit, offset by $1.2 million gain associated with the settlement of a contract in the Firearms reporting unit.

(10)

Special payments consist of the following: (a) In August 2002, Holding distributed on behalf of Remington a special payment to holders of all stock options and deferred shares of approximately $19.54 per share, in an aggregate amount of $1.8 million. (b) In February 2003, Holding distributed on behalf of Remington a special payment to holders of all stock options (in connection with the acceleration and resulting cancellation of the options) of approximately $220.31 per share, in an aggregate amount of $4.5 million.

(11)

In January 2003, $0.7 million of additional interest for early redemption of Remington’s 9 ½% Senior Subordinated Notes due 2003 (the “Refinanced Notes”) and $1.5 million for the unamortized debt issuance costs were expensed related to Remington prior senior secured credit facility (the “Old Credit Facility”).

(12)

“Adjusted EBITDA” as presented herein has the same meaning as defined in Note 23 to the audited consolidated financial statements presented herein. Discontinued Operations relates solely to the sale of our fishing line business on February 9, 2004. Adjusted EBITDA related to Discontinued Operations is appropriately included in “Consolidated EBITDA” as defined in the indenture for the Notes for all periods presented.

(13)	Working capital presented herein as total current assets less total current liabilities.

(14)	Consists of short-term and long-term debt, current portion of long-term debt, note payable to Holding and capital lease obligations.

(15)

 “Consolidated EBITDA” as presented herein is a financial measure that is used in the indenture for the Notes as a component of a coverage ratio that is used to test whether a variety of transactions are permitted. Consolidated EBITDA (as defined in the indenture for the Notes) differs from the term “EBITDA” as it is commonly used. In addition to adjusting net income to exclude income taxes, interest expense, and depreciation and amortization, Consolidated EBITDA (as defined in the indenture for the Notes) also adjusts net income by excluding items or expenses not typically excluded in the calculation of “EBITDA”. To calculate Consolidated EBITDA (as defined in the indenture for the Notes) for the period ended December 31, 2004, we also excluded Other Noncash Charges of $6.0 million and Non-Recurring and Restructuring Items of $4.9 million. See Note 23 to the audited consolidated financial statements for the year ended December 31, 2005 appearing elsewhere in this annual report for a reconciliation of this measure to net income. Consolidated EBITDA is not a measure of performance defined in accordance with accounting principles generally accepted in the United States. However, we believe that Consolidated EBITDA is useful to investors in evaluating our performance because it is a commonly used financial analysis tool for measuring and comparing companies in our industry in areas of operating performance. Consolidated EBITDA should not be considered as an alternative to net income as an indicator of our performance or as an alternative to net cash provided by operating activities as a measure of liquidity and may not be comparable to similarly titled measures used by other companies. The indenture for the Notes provides that, in order to enter into the following types of transactions, in addition to other applicable requirements, the ratio of Consolidated EBITDA (as defined in the indenture for the Notes) to Remington’s consolidated interest expense (subject to certain adjustments as provided in the indenture for the Notes) must be greater than 2.25 to 1.00 for the four most recent quarters for which financial statements are available:

• The incurrence of indebtedness in addition to limited specified categories of permitted indebtedness that are enumerated in the indenture for the Notes.

• Mergers and consolidations involving Remington.

• Dividends, investments and other restricted payments in addition to limited specified categories of permitted restricted payments and investments that are enumerated in the indenture for the Notes.

• The re-designation of an unrestricted subsidiary as a restricted subsidiary for the purposes of the indenture for the Notes.

(16)

 “Consolidated Interest Expense” as defined in the indenture for the Notes, consists of the total interest expense of Remington and its subsidiaries, net of any interest income of Remington and its subsidiaries, and includes interest expense consisting of (a) interest expense attributable to capital leases, (b) amortization of debt discount, (c) interest on debt of other persons guaranteed by Remington or any of its subsidiaries, (d) non-cash interest expense, (e) the interest portion of any deferred payment obligation and (f) commissions, discounts and other fees and charges owed with respect to letters of credit and bankers’ acceptance financing. The definition of “Consolidated Interest Expense” also provides that gross interest is to be determined after giving effect to any net payment made or received by Remington or its subsidiaries with respect to interest rate hedging agreements. Note that Consolidated Interest Expense excludes amortization expense associated with the Company’s debt acquisition costs of $1.7 million, $1.9 million, $1.8 million, $1.9 million and $1.8 million for the years ended 2001, 2002, 2003, 2004 and 2005, respectively, and includes amounts reclassified to discontinued operations of $2.7 million, $1.8 million, $1.8 million, $0.1 million, and zero, for the years ended December 31, 2001, 2002, 2003, 2004 and 2005, respectively.

(17)

 “Consolidated Coverage Ratio” as defined in the indenture for the Notes is the ratio of Consolidated EBITDA (as defined in the indenture for the Notes) for the four most recently ended quarters for which financial statements are available to Consolidated Interest Expense (as defined in the indenture for the Notes) for the same period. The Consolidated Coverage Ratio (as defined in the indenture for the Notes) is presented for illustrative purposes.

(18)

 For purposes of computing this ratio, earnings consists of earnings before income taxes and fixed charges, excluding capitalized interest. Fixed charges consist of interest expense, capitalized interest, amortization of discount on indebtedness and one-third of rental expense (the portion deemed representative of the interest factor). Due to our net losses in 2003, 2004, and 2005, this ratio was less than 1:1. Additional earnings of $7.5 million, $3.7 million and $16.4 million in 2003, 2004 and 2005, respectively, would have been required to achieve a ratio of 1:1.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and our audited consolidated financial statements and related notes and the other financial information appearing elsewhere in this annual report.

• Executive Overview.

• Restatement of Previously Issued Financial Statements.

• Developments and Highlights.

• Business Outlook.

• Liquidity and Capital Resources.

• Results of Operations.

• Recent Accounting Pronouncements.

• Critical Accounting Policies and Estimates.

• Information about Forward-Looking Statements.

Executive Overview

        The following discussion and analysis discusses the financial condition and results of operations of Remington and its subsidiaries, RA Brands and RA Factors on a consolidated basis, unless otherwise indicated. It also includes discussion and analysis on Remington’s unconsolidated joint venture, RELES, to the extent it is deemed significant.

        We were organized in our present form in connection with the acquisition of our current business from DuPont in 1993. Remington and Holding are Delaware corporations organized at the direction of CD&R for the purposes of making the Acquisition. Holding has no operations and its only significant asset is its investment in Remington. Holding also has $32.9 million aggregate principal amount of senior notes due to the CDR Fund (the "Holding Notes") which were created during the recapitalization of Holding in February 2003, which as of year end are outstanding at a value of $39.8 million, inclusive of accrued interest. The CDR Fund holds all of the Holding Notes. RA Brands and RA Factors are wholly owned subsidiaries of Remington. RA Brands acts as a holding company for our intellectual property and other intangible assets, and RA Factors is a subsidiary that primarily exists to collect our receivables.

         We evaluate our business primarily on Adjusted EBITDA (as described in Note 23 to our audited consolidated financial statements for the year ended December 31, 2005 appearing elsewhere in this annual report) from two core segments, Firearms and Ammunition, and to a lesser degree on other operating segments organized within the All Other reporting segment, consisting of Accessories, Licensing Income, Clay Targets, Powder Metal Products, and Technology Products. As part of this evaluation, we focus on managing inventory and payables through, among other things, production management and expense control. These segments allow us to focus our strategies and initiatives on growth opportunities primarily focused on both the hunting and shooting sports and military/government/law enforcement marketplaces.

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

        Finally, in order to be well positioned for growth, we recognize the need to protect our competitive position with the introduction of new, innovative, high quality, and cost effective products to support our customers and consumers. As a result of the market polarization trends we have identified in “Industry” below, we began augmenting our already existing product lines in 2004 with import product lines, and we will continue to enhance our existing product lines both through the internal development of new products and the further sourcing of product during fiscal year 2006.

        We undertook certain growth initiatives beginning in 2004, including the following:

•	In June 2004, we delivered our first sales of the Spartan Gunworks product line, an opening price point line imported from overseas initially consisting of shotguns. We have since expanded this line with additional product offerings, including rifles. In 2006, all of these products will be sold solely under the Remington brand name.

•	In July 2004, we entered into a ten year exclusive distribution rights agreement with a technology products manufacturer for certain security products within the United States, certain contractually defined United States territories, and Canada. We sell these security products to the federal agency and law enforcement markets. In September 2005, we amended this agreement to include distribution to certain military markets. We have included related financial results in the Technology Products operating segment, which is combined within the All Other reporting segment.

•	In August 2004, we entered into a joint venture agreement with ELSAG, Inc., an unaffiliated third party, to form RELES. RELES sells and services a mobile license plate reading technology that is sold to state and local law enforcement agencies along with certain federal agencies. We own 50% of the joint venture. The joint venture agreement calls for each member to provide 50% of required capital investments and receive 50% of distributions, with a maximum contribution amount of $1.5 million by each party. In addition, we provide certain administrative support functions, while ELSAG, Inc. provides product technology support. The Company made contributions to RELES in 2005 in the amount of $1.0 million, bringing its total contributions from inception through December 31, 2005 to $1.3 million. The final payment of $0.2 million was paid on March 15, 2006, and, accordingly, the Company has no more commitments to fund RELES, although we may decide to do so in the future. There have been no significant revenues associated with RELES during any period.

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

        We have continued to experience increasing costs related to materials and energy (including lead, copper, steel, fuel, and utilities) for which we have no historical comparison. We can provide no assurance that these economic trends will not continue. Management has initiated significant price increases in an attempt to offset these costs and will continue to evaluate the need for future price increases in light of these trends and the Company’s competitive landscape.

        Although we believe that regulation of firearms and ammunition, and consumer concerns about such regulation, have not had a significant adverse influence on the market for our firearms and ammunition products for the periods presented herein, there can be no assurance that the regulation of firearms and ammunition will not become more restrictive in the future or that any such development will not adversely affect these markets.

Restatement of Previously Issued Financial Statements

        We have restated our previously issued financial statements for the years ended December 31, 2004, 2003, and 2002 on Form 10-K/A filed with the Securities Exchange Commission on August 8, 2005 (the “Form 10-K/A”) to reflect the correction of a methodological error related to our reserve for potential healthcare claims. On July 15, 2005 through discussions by management and the audit committee, we determined that an error existed in the calculation of our health care accrual included in previously issued financial statements. The error resulted from the use of inaccurate data and methodologies in calculating the healthcare accrual. All amounts referenced in this Annual Report for 2005 reflect relevant amounts on a restated basis, consistent with the restated amounts reported on Form 10-K/A. See Note 3 to the accompanying audited consolidated financials for the year ended December 31, 2005 appearing elsewhere in this annual report.

Developments and Highlights

        On February 9, 2004, Remington and RA Brands sold specified assets related to our fishing line business, including fixed assets, inventories, and intellectual property to Pure Fishing, Inc. and its wholly-owned subsidiaries Pure Fishing I, LLC and Pure Fishing II, LLC, for $44.0 million in cash (the “Stren transaction”). As a result of the sale, the results of those operations have been included in discontinued operations and prior periods have been reclassified to conform to the current year presentation. Management believes that the Stren transaction provides Remington with significant flexibility to pursue a number of strategic alternatives. Associated with these strategic alternatives include the previously mentioned growth initiatives. See further discussion above in the “Executive

Overview” section. On March 15, 2006, we entered into an Amended and Restated Credit Agreement which replaced the 2003 Credit Agreement. See further discussion in the "Liquidity and Capital Resources" section below.

        A number of matters are potentially significant to the hunting and shooting sports market.

•	We believe that economic conditions have caused customers (dealers, chains and wholesalers) to defer purchases of our products until later in the core fall hunting season (September through December) and to utilize lower inventory levels than during prior periods. This overall trend in demand continues to date, and there can be no assurance that such trends will not continue.

•	We believe that hunting and shooting safety is an important issue that affects sales of firearms, ammunition and other shooting-related products. We have focused on safety education such as providing an interactive safety training course on our Internet web site, at www.remington.com. In addition, we provide substantial amounts of information regarding our products, their safe use and handling, and general shooting and outdoors information on our website. We also work through industry trade groups and hunter safety organizations to teach both novices and experienced gun owners the safe use, care and handling of firearms. Since early 2000, a majority of the firearms that we have shipped have included a locking mechanism.

•	Environmental issues, such as concern about lead in the environment, may adversely affect the industry. We have developed multiple lines of shotshells that use materials other than lead to meet government mandated requirements for migratory waterfowl hunting.

•	We believe that the number of private hunting facilities is increasing, as is the availability of alternatives to traditional hunting activities, such as sporting clays and other target sports. On the other hand, we believe that the development of rural property in many locations has curtailed or eliminated access by hunters to private and public lands.

•	We believe that trends regarding firearms regulatory proposals, as well as pending municipal litigation (or consumer perceptions of these developments) could adversely affect the firearms and ammunition market. We produce firearms and ammunition that are used by hunters and sporting enthusiasts, and to a lesser extent, by law enforcement agencies. We do not produce “assault weapons” as defined in the federal law enacted in 1994. We do not produce handguns and no handguns (as that term is conventionally used) bearing the Remington brand have been produced since before World War II. We do, however, produce handgun ammunition.

        Although we believe that these matters have not had a material adverse effect on our business in the past, there can be no assurance that they will not do so in the future, or that industry sales (or the number of retail outlets available for such sales) of firearms, ammunition and other shooting-related products will not decline.

Business Outlook

General Economy

        The general economic environment appears to be increasingly volatile and uncertain, as a result of lower levels of consumer spending, lower consumer confidence, inflationary pressures from higher energy and fuel costs, and an uncertain geopolitical environment, offset by current moderate growth in national Gross Domestic Product. In addition, since the beginning of 2004, the Federal Reserve has adopted a monetary policy that includes raising the short term rates of interest. This continuing rising interest rate environment could have a potentially continuing adverse impact on consumer spending. Our business has also been affected by the general environment of rising commodity prices for raw materials such as lead, copper, and steel, as well as rising energy costs, that have been experienced since the beginning of 2004. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk”. We can provide no assurance that these economic trends will not continue. Decreases in consumer confidence and spending and/or significant increases in commodity and energy prices could have a material impact on the consolidated financial position, results of operations, or cash flows of the Company.

Industry

        As discussed above, the consumer products environment appears to be softening due to lower consumer spending, lower consumer confidence, and inflationary pressures primarily from higher energy costs. Further, the retail and consumer products industries in which we participate (mainly, firearms and ammunition) are continuing to experience two specific trends – market polarization and condensed seasonality.

        The market polarization appears to primarily be a function of demand from higher end retailers and consumers being relatively inelastic and unaffected by weaker economic conditions while lower end retailers and consumers are generally selling and buying, respectively, opening price point products. Because of this trend, management began augmenting our already existing product lines in 2004 with import product lines, and we will continue to enhance our existing product lines both through the internal development of new products and the sourcing of product during fiscal year 2006. The condensed seasonality appears to primarily be a function of a pronounced customer effort to aggressively manage inventory turns. Management believes that such conditions have caused customers (dealers, chains and wholesalers) to defer purchases of our products to later in the year.

        Remington is no longer a defendant in any lawsuits brought by municipalities against participants in the firearms industry, as described in “Legal Proceedings.” In addition, legislation has been enacted in approximately 34 states precluding such actions. Similar federal legislation, entitled “The Protection of Lawful Commerce in Arms Act” was signed into law by President Bush on October 26, 2005, after being passed by the U.S. Senate in August 2005 and by the House of Representatives in October 2005, both by two-to-one margins. However, the court hearing the City of New York's case against handgun manufacturers has held that the law does not prohibit that lawsuit; the decision is being appealed to the U.S. Court of Appeals for the Second Circuit.

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

        Management’s near-term strategy in light of the environment noted above has been to contain costs, manage inventory levels to meet customer needs and to preserve liquidity, while pursuing growth initiatives in markets we believe show potential future profitable growth. Our efforts to pursue growth initiatives resulted in the three previously mentioned actions: 1) the introduction and subsequent expansion of sourced product offerings, 2) the exclusive distribution agreement with a technology products manufacturer, and 3) the joint venture agreement with ELSAG, Inc. See “-Executive Overview.” Our growth initiatives also included investments in our accessories and government, military, and law enforcement divisions. However, in the third quarter of 2005 we reduced our investment in accessories and moved more towards licensing of products. We have also engaged in selective efforts to stimulate demand for our products, through targeted product introductions and promotions in selected product categories. Management believes that we have successfully maintained the strength of our brand and our market-leading positions in our primary product categories, and that we remain poised to take advantage of any significant improvement in the demand environment.

Seasonality

        We produce and market a broad range of firearms and ammunition products. Sales of some of our products occur outside the core fall hunting season (September through December). These products consist of several models of our shotguns and several types of ammunition that are intended for target shooting. In addition, these non-seasonal products include certain types of ammunition, primarily the pistol and revolver use, as well as ammunition with government, military, and law enforcement applications. The majority of our firearms and ammunition products, however, are manufactured for hunting use. As a result, the majority of the sales of our products are seasonal and concentrated toward the fall hunting season. We follow the industry practice of selling firearms pursuant to a “dating” plan allowing the customer to buy the products commencing at the beginning of our dating plan periods and pay for them on extended terms. As a competitive measure, we also offer extended payment terms on select ammunition categories. We believe that these dating plans have partially offset the seasonality of the Company’s business, although seasonality has become more pronounced overall.

        As a result of the seasonal nature of our sales, the extended payment terms under our dating plan billing practices, and the aforementioned increasingly extreme and condensed seasonality, our working capital financing needs generally have significantly exceeded cash provided by operations during certain parts of the year until certain of our extended accounts receivable are collected. As a result, our working capital financing needs tend to be greatest during the spring and summer months, decreasing during the fall and reaching their lowest points during the winter. We continue to see our seasonality compress to later in the fall hunting season. Sales in the third quarter of 2005 were higher than sales in other quarters, as historically experienced, and sales in the fourth quarter of 2005, including those on extended terms, were also higher than the prior year as well as historical levels. Accordingly, we expect more of our accounts receivable balance to remain outstanding until the last half of the year as compared to previous years

Liquidity and Capital Resources

Overview

        We have historically been financed primarily by our 2003 Credit Agreement, governing the Credit Facility, and the indenture for the Notes. On March 15, 2006, we entered into the Amended and Restated Credit Agreement which replaces the 2003 Credit Agreement. Loans and other obligations outstanding under the 2003 Credit Agreement are governed and deemed to be outstanding under the amended and restated terms and conditions contained in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement amended certain terms of the 2003 Credit Agreement, including by:

•	Increasing the maximum revolver commitment of $140.0 million from $101.0 million, continuing to be subject to a borrowing base;

•	Extending the stated maturity of the Credit Facility to June 30, 2010 from January 23, 2008;

•	Amending certain financial covenants, including by (i) decreasing the minimum amounts of Consolidated EBITDA (as defined in the Amended and Restated Credit Agreement) that we must maintain during certain periods and (ii) eliminating the leverage covenant;

•	Amending the definition of "Applicable Margin" so that the interest margin applicable to loans under the Amended and Restated Credit Agreement is determined based on Consolidated EBITDA (as defined in the Amended and Restated Credit Agreement), rather than leverage, beginning in 2007; and

•	Amending the minimum amounts of availability under the Amended and Restated Credit Agreement that, if not maintained, result in the imposition of a fixed charge coverage ratio covenant.

        See Note 14 to our audited consolidated financial statements for the year ended December 31, 2005 appearing elsewhere in this annual report and the copy of the Amended and Restated Credit Agreement filed as an exhibit to our Current Report on Form 8-K on March 21, 2006, for additional information regarding the Amended and Restated Credit Agreement.

        We have historically funded expenditures for operations, administrative expenses, capital expenditures, debt service obligations and dividend payments with internally generated funds from operations, and satisfied working capital needs from time to time with borrowings under our 2003 Credit Agreement. We believe that we will be able to meet our debt service obligations, fund our operating requirements, and make dividend payments (subject to restrictions in the Amended and Restated Credit Agreement and the indenture for the Notes) in the future with cash flow from operations and borrowings under our Credit Facility prior to the maturity of the Amended and Restated Credit Agreement in 2010, although no assurance can be given in this regard. At present, we do not have the ability to make any dividend payments due to restrictions placed upon us by the Amended and Restated Credit Agreement and the indenture for the Notes. We continue to focus on managing inventory levels to keep them in line with sales projections and management of accounts payable.

Liquidity

         As of December 31, 2005, we had outstanding approximately $221.7 million of indebtedness, consisting of approximately $200.0 million aggregate principal amount of the Notes, $19.4 million in borrowings under the 2003 Credit Agreement, $1.3 million in capital lease obligations and a $1.0 million note payable to Holding. As of December 31, 2005, we also had aggregate letters of credit outstanding of $5.1 million.

        With respect to other significant cash outlays, we contributed $7.1 million to plan assets under our funded defined-benefit pension plan during 2005, and expect to contribute approximately $8.0 million to these same plan assets in 2006.

        As previously discussed, our continuing efforts to strategically grow the company may result in direct product sourcing, licensing, acquisitions or other business ventures, financing for which may be available under our Amended and Restated Credit Agreement, to the extent permitted under the indenture for our Notes. See growth initiatives discussion in the “Executive Overview” section.

10½% Senior Notes due 2011

        The Notes were initially issued on January 24, 2003 in an aggregate principal amount of $200.0 million. The Notes are senior unsecured obligations of Remington guaranteed by each of Remington’s domestic subsidiaries. The indenture for the Notes contains restrictive covenants that, among other things, limit the incurrence of debt by Remington and its subsidiaries, the payment of dividends to Holding, the use of proceeds of specified asset sales and transactions with affiliates.

        In addition, the indenture for the Notes permits repurchases of the Notes on the open market, subject to limitations that may be contained in the Amended and Restated Credit Agreement and the indenture for the Notes.

The Amended and Restated Credit Agreement

        On March 15, 2006, we entered into the Amended and Restated Credit Agreement that amended our 2003 Credit Agreement. Our Amended and Restated Credit Agreement provides up to $140.0 million of borrowing capacity under an asset-based senior secured revolving credit facility through June 30, 2010. Amounts available under the Amended and Restated Credit Agreement are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable and eligible inventory in addition to minimum availability requirements as described below. The terms of the Amended and Restated Credit Agreement do not permit us to borrow against accounts receivable on certain extended terms, which as highlighted above in “Seasonality” were higher at the end of 2005 than the prior year as well as historical levels. The Amended and Restated Credit Agreement also includes a letter of credit sub-facility of up to $15.0 million. As of December 31, 2005, approximately $23.7 million in additional borrowings beyond the minimum availability requirements were available as determined pursuant to the 2003 Credit Agreement, which provided a maximum revolving commitment of $101.0 million.

        Key terms of the Amended and Restated Credit Agreement include the following:

(1)

The Company is required to maintain a specified minimum amount of availability during the period ending on the earlier of (i) March 31, 2009 and (ii) such date as the Company may determine (such period, the "Availability Test Period.") For any period during the Availability Test Period when such minimum availability requirement is not met, the Company must maintain a minimum fixed charge coverage ratio of 1.1 to 1.0. So long as the minimum availability requirement is met during the Availability Test Period, there is no requirement for the Company to meet the minimum fixed charge coverage ratio.

(2)

The Company is required to maintain specified minimum levels of Consolidated EBITDA (as defined in the Amended and Restated Credit Agreement) and determined on a rolling four quarter basis during the Availability Test Period.

(3)

All of Remington’s domestic subsidiaries (other than Remington Steam, LLC) are either co-borrowers under, or guarantors of, the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement is collateralized by substantially all of the Company’s real and personal property, including without limitation all of the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of the Company’s future foreign subsidiaries, if any.

(4)

Amounts outstanding under the Amended and Restated Credit Agreement bear interest at a rate equal to, at the Company’s option, (1) an alternate base rate plus applicable margin, or (2) a reserve adjusted LIBOR rate plus an applicable margin. These margins are subject to periodic adjustment based on certain levels of financial performance (based on Consolidated EBITDA) at various times during the term of the Amended and Restated Credit Agreement.

(5)

The Amended and Restated Credit Agreement contains limitations on capital expenditures exceeding $12.5 million during any fiscal year, adjusted upward for any previously unspent amounts in prior years that were less than the annual $12.5 million limitation. The Amended and Restated Credit Agreement allows for capital expenditures up to $23.5 million in the 2006 fiscal year including unused capacity carried over from 2005.

(6)

The Amended and Restated Credit Agreement contains limitations on indebtedness, liens, investments, mergers and other acquisitions, asset dispositions, transactions with affiliates, and dividends and other distributions.

(7)	The Amended and Restated Credit Agreement contains customary events of default.

(8)

The Company is required to pay certain fees in connection with the Amended and Restated Credit Agreement, including (1) letter of credit fees, (2) agency fees and (3) an unused commitment fee of 0.375% is payable if the average revolver facility balance is 50% or more of the aggregate Revolver Commitments in effect on the first day of such month, subject to adjustment upward to 0.500% if the average outstanding Credit Facility balance under the Amended and Restated Credit Agreement for any month is less than 50% of the aggregate revolving commitments in effect on the first day of such month.

(9)	The Amended and Restated Credit Agreement contains other customary affirmative and negative covenants including but not limited to those listed above.

        The interest rate margin for the ABR and the Euro-Dollar loans at December 31, 2005 was 1.50% and 3.00%, respectively. The weighted average interest rate under the Company’s 2003 Credit Agreement was 6.70% and 4.90% for the year to date periods ended December 31, 2005 and 2004, respectively.

Capital & Operating Leases and Other Long-Term Obligations

        We maintain capital leases mainly for computer equipment. We have one operating lease which expires in 2010, the lease for our Memphis warehouse. We also maintain contracts including, among other things, a services contract with our third party warehouse provider.

Cash Flows and Working Capital

        Net cash used in operating activities was $6.0 million and $11.8 million for the fiscal years ended December 31, 2005 and 2004, respectively. The $5.8 million decrease in cash used in operating activities for the twelve months ended December 31, 2005 compared to the same period ended December 31, 2004 resulted primarily from lower increases of accounts receivable, and higher increases of other accrued liabilities and income taxes payable, offset by lower increases in accounts payable. Our net loss in the current year of $16.9 million would have compared to a net loss of $17.7 million in 2004, but for the gain on sale of our fishing line assets in 2004. Specifically, the reasons associated with these changes are summarized as follows:

•	Accounts Receivable increased by $11.0 million over the twelve months ended December 31, 2005 compared to an increase of $14.1 million over the twelve months ended December 31, 2004. The increase in accounts receivable over 2004 is primarily related to higher sales in the third and fourth quarters of 2005 as compared to 2004. However, the rate of increase was lower in 2005 primarily due to higher collections in 2005 than in 2004.

•	Other accrued and long-term liabilities increased by $5.9 million in the twelve months ended December 31, 2005 compared to an increase of $3.2 million in the twelve months ended December 31, 2004, primarily as a result of higher pension costs associated primarily with the decrease in discount rate for the year ended December 31, 2005.

•	Income taxes payable increased by $0.6 million in the twelve months ended December 31, 2005 compared to a decrease of $1.7 million in the twelve months ended December 31, 2004, primarily due to the receipt of an income tax refund in 2005.

•	Accounts payable increased by $0.5 million in the twelve months ended December 31, 2005 compared to an increase of $4.4 million in the twelve months ended December 31, 2004, primarily as a result of a reduction in purchasing volume at the end of 2003 associated with the December shutdown at one of our plants. The impact of the reduction in purchasing volume was mitigated somewhat by higher overall costs of materials in 2005.

        Net cash used in investing activities for the fiscal year ended December 31, 2005 was $11.1 million and net cash provided by investing activities in the fiscal year ended December 31, 2004 was $35.1 million. The $46.2 million change in cash used in/provided by investing activities resulted from net cash proceeds of $42.8 million received in 2004 from the sale of our fishing line business, combined with $0.4 million of cash proceeds on sale of property, plant and equipment in 2004, in conjunction with an increase in capital expenditures in 2005 of $1.6 million and an increase in cash contributions to our unconsolidated joint venture in 2005 of $0.7 million. The $9.4 million and $7.8 million of cash capital expenditures for investing activities in the fiscal years ended 2005 and 2004, respectively, consisted of capital expenditures primarily used both for new equipment related to the manufacture of firearms and ammunition, as well as maintenance of existing facilities.

        Net cash provided by financing activities for the fiscal year ended December 31, 2005 was $17.2 million and net cash used in financing activities was $23.3 million during the fiscal year ended December 31, 2004. The $40.5 million change in cash used in/provided by financing activities from the year ended December 31, 2005 compared to the year ended December 31, 2004 primarily resulted from approximately $44.1 million of higher borrowing needs under the Credit Facility, primarily due to the cash proceeds associated with the sale of our fishing line business in the prior year which did not recur, offset by a smaller reduction in the book overdraft of $4.4 million in the current year.

Dividend Policy

        The declaration and payment of dividends, if any, will be at the sole discretion of the Board of Directors of the Company, subject to the restrictions set forth in the Amended and Restated Credit Agreement and the indenture for the Notes, which currently restrict the payment of dividends by the Company to Holding. We expect to make future dividend payments to Holding based on available cash flows as and to the extent permitted by the Amended and Restated Credit Agreement and the indenture for the Notes. During the year ended December 31, 2004, the Board of Directors of the Company declared and the Company paid $2.2 million of dividends to Holding. There were no dividends paid in 2005. At present, we do not have the ability to make any dividend payments due to restrictions placed upon us by the Amended and Restated Credit Agreement and the indenture for the Notes.

Capital Expenditures

        Gross capital expenditures for the year ended December 31, 2005 were $10.1 million, consisting primarily of capital expenditures both for new equipment related to the manufacture of firearms and ammunition, as well as maintenance of existing facilities. We expect capital expenditures for 2006 to be in a range of $7.0 million to $9.0 million. Our Amended and Restated Credit Agreement allows for capital expenditures of up to $23.5 million in 2006 including unused capacity carried over from previous years.

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

        We support service and repair facilities for all of our firearm products in order to meet the service needs of our distributors, customers and consumers nationwide. We provide consumer warranties against manufacturing defects in all firearm products we manufacture in the United States. Estimated future warranty costs are accrued at the time of sale. Product modifications or corrections are voluntary steps taken by us to assure proper usage or performance of a product by consumers. The cost associated with product modifications and or corrections are recognized in accordance with SFAS No. 5, Accounting for Contingencies, and charged to operations. The cost of these programs is not expected to have a material adverse impact on our operations, liquidity or capital resources.

        The following represents our contractual obligations and other commercial commitments as of December 31, 2005:

	Payments Due By Period
	(dollars in millions)
	Total	Less
	Amounts	Than	1-3	4-5	Over
	Committed	1 Year	Years	Years	5 Years
Contractual Obligations:
10 1/2% Senior Notes due 2011	$ 200.0	$ -	$ -	$ -	$ 200.0
Expected interest payments associated with the Senior
Notes due 2011	106.4	21.0	42.0	42.0	1.4
Required pension contributions	36.3	8.0	22.1	--	6.2
Working Capital Facility Borrowings (a)	19.4	--	19.4	--	--
Due to RACI Holding, Inc.	0.9	--	0.2	--	0.7
Capital Lease Obligations	1.5	0.4	0.8	0.3	--
Operating Lease Obligations	11.6	7.5	3.0	1.1	--
Other Long-term and Purchase Obligations (b)	11.6	7.5	3.0	1.1	--
Total Contractual Cash Obligations	$ 382.9	$ 38.3	$ 90.1	$ 45.9	$ 202.6
Other Commercial Commitments:
Standby Letters of Credit	$ 5.1	$ 5.1	$ -	$ -	$ -
Total Commercial Commitments	$ 5.1	$ 5.1	$ -	$ -	$ -
(a)	As of December 31, 2005, these borrowings under the 2003 Credit Agreement matured in 2008. As of March 23, 2006, the terms of this obligation have been modified under the Amended and Restated Credit Agreement, which matures on June 30, 2010.

(b)	Other Long-term Purchase Obligations includes minimum obligations due under the various contracts, including a services contract with our third party warehouse provider, and minimum purchases associated with certain materials necessary for the manufacturing process.

Results of Operations

        The following table shows, for the periods indicated, the percentage relationships to net sales of selected financial data. Our management’s discussion and analysis of our results of operations compares results for the year ended December 31, 2005 to the year ended December 31, 2004 and the year ended December 31, 2004 to the year ended December 31, 2003.

	Year Ended December 31,
	2005	2004	2003
		As Restated	As Restated
Net Sales	100.0%	100.0%	100.0%
Cost of Goods Sold	79.2	77.0	74.9
Gross Profit	20.8	23.0	25.1
Operating Expenses	18.1	17.7	20.8
Operating Profit	2.7	5.3	4.3
Net Income/(Loss) from Continuing Operations	(4.1)	(4.5)	(1.3)

Year Ended December 31, 2005 as Compared to Year Ended December 31, 2004 (Restated)

        Net Sales.    The following table compares net sales by reporting segment for each of the years ended December 31, 2005 and 2004:

	Twelve months ended December 31,
	(Dollars in Millions)
		Percent		Percent	Increase/	Increase/
	2005	Of Total	2004	Of Total	(Decrease)	(Decrease)
Firearms	$ 202.2	49.3%	$ 193.4	49.2%	$ 8.8	4.6%
Ammunition	184.5	44.9	176.1	44.8	8.4	4.8
All Other	23.7	5.8	23.5	6.0	0.2	0.9
Consolidated	$ 410.4	100%	$ 393.0	100%	$ 17.4	4.4%

Firearms

Management believes that the increase in net sales of $8.8 million for the year ended December 31, 2005 over the prior-year period resulted from:

•	higher sales volumes of international sourced products (primarily Spartan Gunworks shotguns); and
•	higher sales volumes of centerfire rifles; partially offset by
•	lower sales volumes of shotguns; and
•	$1.1 millin related primarily to higher accrued discounts in the current year.

Ammunition

Management believes the increase in net sales of $8.4 million for the year ended December 31, 2005 over the prior-year period is due primarily to:

•	approximately $7.8 milion in increased sales associated with higher pricing for ammunition products; and
•	higher sales volumes of certain centerfire rifle ammunition; partially offset by
•	lower sales volumes of shotshell ammunition.

All Other (including Accessories, Clay Targets, Powdered Metal Products, and Technology Products)

Management believes the increase in net sales of $0.2 million for the year ended December 31, 2005 over the prior-year period, predominantly in the Accessories , Powdered Metal Products, and Technology Products lines of business, which increased $1.7 million, and which offset by lower sales of $1.5 million in the Clay Targets business, is due primarily to:

•	initial shipments of our surveillance security products; and
•	higher sales of powdered metal products and gun care products; partially offet by
•	lower sales of clay targets due to the supply limitation discussed in Note 4 to the consolidated audited financial statements presented herein.

        Cost of Goods Sold.The table below depicts the cost of goods sold by reporting segment for the years ended December 31, 2005 and 2004:

	Twelve months ended December 31,
	(Dollars in Millions)
		Percent		Percent	Increase/	Increase/
	2005	Of Total	2004	Of Total	(Decrease)	(Decrease)
Firearms	$ 154.7	76.4%	$ 144.0	74.5%	$ 10.7	6.9%
Ammunition	152.3	82.6	141.0	80.1	11.3	7.4
All Other	17.9	75.5	17.5	74.2	0.4	2.2
Consolidated	$ 324.9	79.1%	$ 302.5	77.0%	$ 22.4	6.9%

Firearms

Management believes the increase of $10.7 million for the year ended December 31, 2005 over the prior-year period is due primarily to:

•	higher sales volumes of centerfire rifles;
•	higher manufacturing costs associated with energy and utilities; and
•	higher sales volumes of international sourced product (primarily Spartan Gunworks shotguns); partially offset by
•	lower sales volumes of shotguns

Ammunition

Management believes the increase of $11.3 million for the year ended December 31, 2005 over the prior-year period is due primarily to:

•	higher materials costs associated primarily with lead, copper, and zinc commodities;
•	higher manufacturing costs associated with energy and utilities; and
•	higher sales volumes of certain centerfire ammunition; partially offset by
•	lower sales volumes of shotshell ammunition; and
•	net realized gain from settlement of our copper and lead option contracts which partially offset the previosly mentioned higher material costs.

All Other (including Accessories, Clay Targets, Powdered Metal Products and Technology Products)

Management believes the increase of $0.4 million for the year ended December 31, 2005 over the prior-year period, predominantly in the Accessories, Powdered Metal Products, and Technology Products businesses, which increased $1.2 million, and which was offset by lower costs in Clay Targets business, is due primarily to:

•	initial shipments of our surveillance security products;
•	higher sales of powdered metal products and gun care products; partially offset by
•	lower sales of clay targets due to the supply limitation discussed in Note 4 to the consolidated audited financial statements presented herein.

Operating Expenses. Operating expenses consist of selling, general and administrative expense, research and development expense and other expense.

	Twelve months ended December 31,
	(Dollars in Millions)
		As Restated	$ Increase/	% Increase/
	2005	2004	(Decrease)	(Decrease)
SG&A	$ 66.7	$ 65.1	$ 1.6	2.5%
R&D	5.9	6.1	(0.2)	(3.3)
Impairment Charges	4.7	--	4.7	100.0
Other	(2.8)	(1.6)	(1.2)	75.0
Consolidated	$74.5	$69.6	$4.9	7.0%

        The increase of $4.9 million in operating expenses for the year ended December 31, 2005 compared to the same period in 2004 was primarily attributable to impairment charges associated with the Clay Targets business unit and the firearms equipment as explained in Note 4 to the audited consolidated financial statements for the year ended December 31, 2005 appearing elsewhere in this annual report, higher distribution costs associated with both fuel surcharges and higher sales volumes, and higher costs associated with the previously mentioned growth initiatives, offset by a gain on settlement of a contract described in Note 19 to the audited consolidated financial statements presented herein, and lower marketing costs associated with cost containment strategies employed by management.

         Interest Expense. Interest expense for the year ended December 31, 2005 was $26.4 million, an increase of $1.8 million from the same period in 2004. The increase in interest expense during 2005 resulted primarily from higher borrowings on the Credit Facility of $1.1 million, as well as higher interest rates on the Credit Facility of $0.7 million. Interest expense excludes zero and $0.1 million, for the years ended December 31, 2005 and 2004, respectively, which was reclassified to discontinued operations.

         Taxes. Our effective tax rate relating to continuing operations is 2.4% for the year ended December 31, 2005. The change to 2.4% from 378.5% for the same period in 2004 is primarily attributable to the valuation allowance established in 2004 on deferred tax assets referred to below.

        As of December 31, 2005, a valuation allowance of approximately $25.6 million has been established against deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) as compared to the $15.5 million reserve that existed as of December 31, 2004. The $10.1 million net increase in the valuation allowance consisted of an increase of $8.7 million taken as a charge against earnings primarily related to the $5.9 million increase in net deferred tax assets in 2005 for which the benefits may not be realized and an increase of $2.8 million due to change in the realizability of the valuation allowance due to the carryback of the 2005 tax loss recovering the federal income taxes previously paid in the carryback period. The $1.4 million was recorded against equity as a component of other comprehensive income directly related to the increase in the minimum pension liability. The income tax benefits related to the current year net operating loss are offset by the valuation allowance as the realization of these tax benefits is not certain. Therefore, the income tax expense in the statements of operations primarily reflects state income taxes and the change in the realizability of the valuation allowance.

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

        We are currently subject to ongoing audits by various state tax authorities. Depending on the outcome of these audits, we may be required to pay additional taxes, related interest or penalties. However, we do not believe that any additional taxes and related interest or penalties would have a material impact on Remington’s financial position, results of operations, or cash flows.

        On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the “Jobs Act”) into law. The Jobs Act includes provisions that, based on our level of profitability, may materially affect the Company’s accounting for income taxes. The Company has assessed the impact of the Jobs Act and has determined it had no impact on 2004 or 2005 due to the Company’s operating performance.

Discontinued Operations.

        The following represents a summary of key components of income from discontinued operations:

	December 31,	December 31,
Discontinued Operations:	2005	2004
Net Sales	$ --	$ 1.9
Pre-tax operating results	(0.1	0.2
Interest Expense Allocation	--	0.1
Income from operations, after tax	(0.1)	--

Year Ended December 31, 2004 (Restated) as Compared to Year Ended December 31, 2003 (Restated)

        Net Sales.    The following table compares sales by reporting segment for each of the years ended December 31, 2004 and 2003:

					$	%
		Percent		Percent	Increase/	Increase/
	2004	Of Total	2003	Of Total	(Decrease)	(Decrease)

Firearms	$ 193.4	49.2%	$ 181.3	50.3%	$ 12.1	6.7%
Ammunition	176.1	44.8	157.1	43.5	19.0	10.8
All Other	23.5	6.0	22.3	6.2	1.2	5.4
Consolidated	$ 393.0	100%	$ 360.7	100%	$ 32.3	8.2%

Firearms

Management believes the increase in net sales of $12.1 million for the year ended December 31, 2004 over the prior-year period resulted from:

•	higher sales volumes of existing shotguns and higher margin rifles; and
•	shipments of our opening price point shotguns; partially offset by
•	price loss of $0.8 million related primarily to the sale of discontinued product.

Ammunition

Management believes the increase in net sales of $19.0 million for the year ended December 31, 2004 over the prior-year period is due primarily to:

•	higher sales volumes of shotshell ammunition and lower margin centerfire ammunition; and
•	higher sales volumes of higher margin centerfire rifle ammunition; partially offset by
•	price loss of $0.8 million associated primarily with the sale of discontinued product, higher volume rebates and higher volume of products sold on terms.

All Other (including Accessories, Clay Targets, Powdered Metal Products and Technology Products)

Management believes the increase in net sales of $1.2 million for the year ended December 31, 2004 over the prior-year period, predominantly in the Accessories line of business, of $1.1 million, is due primarily to:

•	higher sales of knives, and new products in the cleaning product and shooting glases categories; partially offset by
•	lower sales of gun safes.

         Cost of Goods Sold.    The table below depicts the cost of goods sold by reporting segment for the years ended December 31, 2004 and 2003:

					$	%
		Percent		Percent	Increase/	Increase/
	2004	Of Total	2003	Of Total	(Decrease)	(Decrease)
Firearms	$ 144.0	74.5%	$ 133.2	73.4%	$ 10.8	8.0%
Ammunition	141.0	80.1	120.0	76.4	21.0	17.6
All Other	17.5	74.2	17.0	76.2	0.5	2.9
Consolidated	$ 302.5	77.0%	$ 270.2	74.9%	$ 32.3	12.0%

Firearms

Management believes the increase of $10.8 million for the year ended December 31, 2004 over the prior-year period is due primarily to:

•	higher sales volumes of existing shotguns, higher margin rifles, and new opening price point shotguns;
•	higher pension and post retirement employee benefits expenses; and
•	price loss of $0.8 million as explained in "Net Sales" above; partially offset by
•	lower manufacturing variances as compared to the prior year period primarily due to the impact of the Ilion plant shutdown a the end of 2003 ($2.8 million of period expenses in 2003; compounded by fewer variances rolled out in early 2004 as compared to the first half of 2003).

Ammunition

Management believes the increase of $21.0 million for the year ended December 31, 2004 over the prior-year period is due primarily to:

•	higher sales of lower margin ammunition, mainly shotshell and certain centerfire categories of ammunition;
•	price loss of $0.8 million as explained in "Net Sales" above;
•	higher pension and post retirement employee benefits expenses; and
•	higher levels of unfavorable manufacturing vaiances recognized resulting primarily from higher than expected commodity costs; partially offset by
•	realized gains from settlement of our copper and lead option contracts.

All Other (including Accessories, Clay Targets, Powdered Metal Products and Technology Products)

Management believes the increase of $0.5 million for the year ended December 31, 2004 over the prior-year period, predominantly in the Accessories business, which increased $0.8 million, is due primarily to:

•	higher sales volumes of knives; combined with
•	sales of new products in 2004 (primarily shooting glasses and cleaning products) and their related rollout of costs; partialy offset by
•	lower overall sales volumes of gun safes and black powder accessories products.

        Operating Expenses.    Operating expenses consist of selling, general and administrative expense, research and development expense and other expense.

			Increase/	Increase/
	2004	2003	(Decrease)	(Decrease)
Operating Expenses
SG&A	$ 65.1	$ 64.2	$ 0.9	1.4%
R&D	6.1	6.1	--	--
Other	(1.6)	4.7	(6.3)	(134.0)
Consolidated	$ 69.6	$ 75.0	$ (5.4)	(7	.2)%

        The increase of $0.9 million in selling, general, and administrative expense for the year ended December 31, 2004 compared to the same period in 2003 was primarily attributable to higher distribution and commissions costs associated with higher sales volumes, and higher costs associated with the previously mentioned growth initiatives, offset by lower product liability costs associated with favorable experience.

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

        The increase in interest expense during 2004 resulted primarily from higher expense on the Notes of $0.7 million associated with a full year outstanding in 2004 as compared to 2003 and higher expense of $0.1 million associated with higher interest rates compared to the interest expense on the Refinanced Notes in 2003. In addition, interest expense in connection with the 2003 Credit Agreement was lower than in 2003, primarily due to lower overall average borrowings on the 2003 Credit Agreement of $1.0 million due to the sale of the fishing line business, offset by $0.2 million associated with higher interest rates.

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

        We are currently subject to ongoing audits by various state tax authorities. Depending on the outcome of these audits, we may be required to pay additional taxes, related interest or penalties. However, we do not believe that any additional taxes and related interest or penalties would have a material impact on Remington’s financial position, results of operations, or cash flows. We have reserved amounts which we believe will be sufficient for any adverse outcome. The timing of any such payment is uncertain.

        Discontinued Operations. On February 6, 2004, Remington and its wholly-owned subsidiary RA Brands entered into an Asset Purchase Agreement with Pure Fishing, Inc. and its wholly-owned subsidiaries Pure Fishing I, LLC and Pure Fishing II, LLC (collectively, the “Purchasers”) (the Stren Asset Purchase Agreement”) pursuant to which we sold to the Purchasers certain specific assets relating to our fishing line business, effective as of February 9, 2004. The fishing line business had been a part of the All Other reporting segment.

        The purchase price paid to us, based on the fair market value of the assets sold, was $44.0 million in cash. The assets sold had a net book value of approximately $17.9 million and we retained net working capital of $1.7 million of accounts receivable and accounts payable. The net gain that was recorded during the first quarter of 2004 on the disposal of discontinued operations was $13.6 million, net of income taxes.

        The following represents a summary of key components of income from discontinued operations:

	December 31,	December 31,
Discontinued Operations:	2004	2003
Net Sales	$ 1.9	$ 16.4
Pre-tax operating results	0.2	4.1
Interest Expense Allocation	0.1	1.8
Income from operations, after tax	--	1.4
In the transaction described above, certain specified assets of $18.0 million and $16.4 million at December 31, 2003 and 2002, respectively, are classified as Assets Held for Sale in the consolidated balance sheet. Additionally, amounts related to the operations for the years ended December 31, 2003 have been reflected in the accompanying statement of operations as discontinued operations.

December 31,
Assets Held for Sale:	2003
Inventories	$6.3
PP&E	0.2
Intangibles	11.5
Total Assets of Discontinued Operations	$18.0

Recent Accounting Pronouncements

        In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). This Statement clarifies the types of costs that should be expensed rather than capitalized as inventory. SFAS 151 clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005 and the Company adopted this standard as of January 1, 2006. The adoption of this Statement had no material impact on the Company’s consolidated financial statements.

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In March 2005, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”), which contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the Staff’s views regarding the valuation of share-based payment transactions.  Because the Company is a debt registrant, it is considered a nonpublic company in accordance with SFAS 123R. In addition, because the management shares underlying management’s stock options are accounted for by Holding as liabilities under Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), the stock options are considered liabilities under SFAS 123R. Since the Company is nonpublic and the stock options are considered liabilities, the Company is permitted to choose its valuation approach as a matter of accounting policy. The Company has elected to account for its stock options using the intrinsic value method. SFAS 123R requires the Company to make this valuation at each balance sheet date and record any gain or loss in the Company’s statement of operations.

        As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25‘s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method, if applicable, would have an impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The prospective impact of SFAS 123R cannot be predicted at this time because it will depend in part on levels of share-based payments granted in the future. The Company adopted this standard as of January 1, 2006. The adoption of this Statement had no material impact on the Company’s consolidated financial statements.

        In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (“FIN 47”), which clarifies the impact that uncertainty surrounding the timing or method of settling an obligation should have on accounting for that obligation under Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005, or December 31, 2005 for calendar year companies. The Company adopted this standard as of December 31, 2005. The adoption of this Statement had no impact on the Company’s consolidated financial statements.

        In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20 (“APB 20”), Accounting Changes, and Statement of Financial Accounting Standard No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, APB 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of direct effects of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 carries forward without change the guidance for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has accounted for the restatement described in Note 3 to our audited consolidated financial statements for the year ended December 31, 2005 appearing elsewhere in this annual report in accordance with the current guidance of APB 20. The Company adopted this standard as of January 1, 2006. The adoption of this Statement had no impact on the Company’s consolidated financial statements.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition, results of operations, and cash flows are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to inventories, supplies, accounts receivable, warranties, long-lived assets, product liability, revenue recognition (inclusive of cash discounts, rebates, and sales returns), advertising and promotional costs, self-insurance, pension and post-retirement benefits, deferred tax assets, and goodwill. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As noted below, in some cases, our estimates are also based in part on the findings of independent advisors. Actual results may differ from these estimates under different assumptions or conditions.

        Management has addressed and reviewed our critical accounting policies and considers them appropriate. We believe the following critical policies utilize significant judgments and estimates used in the preparation of our audited consolidated financial statements:

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

        Inventories.    Our inventories are valued at the lower of cost or market. We evaluate the quantities of inventory held against past and future demand and market conditions to determine excess or slow moving inventory. For those product classes of inventory identified, we estimate their market value based on current and projected selling prices. If the projected market value is less than cost, we provide an allowance to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold.

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

        Goodwill, Goodwill Impairment, Intangible Assets and Debt Issuance Costs. Prior to January 1, 2002, intangibles, consisting primarily of goodwill, trade names and trademarks, were amortized on a straight-line basis over their estimated useful lives of 40 years. The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) on January 1, 2002 and has accounted for its goodwill, intangible assets, and debt issuances costs pursuant to SFAS 142 since that time. Each year the Company tests for impaitment of goodwill according to a two-step approach. In the first step, the Company estimates the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce fair value of a reporting unit below its carrying value. For other intangible assets, the impairment test consists of a comparison of the fair value of the intangible assets to their carrying amount. The Company used a discount rate equal to its average cost of funds to discount the expected future cash flows. Debt issuance costs are amortized over the life of the related debt of amendment.

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

        Employee Benefit Plans. We have defined benefit plans that cover a significant portion of our salaried and hourly paid employees. For the year ended December 31, 2005, we had $11.5 million of net pension benefit expense derived from our defined benefit plans. We derive pension benefit expense from an actuarial calculation based on the defined benefit plans’ provisions and management’s assumptions regarding discount rate, rate of increase in compensation levels and expected long-term rate of return on assets. Management determines the expected long-term rate of return on plan assets based upon historical actual asset returns and the expectations of asset returns over the expected period to fund participant benefits based on the current investment mix of our plans. We note that in 2005 we had returns on Plan assets of approximately 6% as compared to an assumption of 8%. Management sets the discount rate based on the yield of high quality fixed income investments expected to be available in the future when cash flows are paid. The rate of increase in compensation levels is established based on management’s expectations of current and foreseeable future increases in compensation. In addition, management also consults with independent actuaries in determining these assumptions. At year end December 31, 2005, we had an additional minimum liability with respect to our defined benefit plans. See Note 13 to our audited consolidated financial statements for the year ended December 31, 2005 appearing elsewhere in this annual report for more information on our employee benefit plans.

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

        Unconsolidated Joint Venture. Our unconsolidated joint venture, RELES, is accounted for under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”). Equity method accounting was determined based upon the provisions of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51 (“FIN 46R”), as the joint venture is a variable interest entity for which the Company was not the primary beneficiary. Accordingly, the Company recognizes an investment on its statement of financial position at the carrying value of the Company’s cumulative cash contributions to the joint venture, adjusted for the Company’s cumulative equity in earnings (loss) (recorded in the “Other Noncurrent Assets” line), and the Company’s 50% share of the joint venture’s equity in earnings (loss), or operating results, are recorded in the statement of operations (recorded in the “Equity in Earnings (Loss) from Unconsolidated Joint Venture” line).

      Information Concerning Forward-Looking Statements

        This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in the operations and financial results and the business and the products of the Company, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions.

        Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Such forward-looking statements are not guarantees of future performance. The following important factors, and those important factors described elsewhere in this annual report, including the matters set forth in “Risk Factors,” or in our other SEC filings, could affect (and in some cases have affected) our actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

•	Our ability to make scheduled payments of principal or interest on, or to refinance our obligations with respect to our indebtedness and to comply with the covenants and restrictions contained in the instruments governing such indebtedness will depend on our future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rate levels, and financial, competitive, business and other factors beyond our control including the responses of competitors, changes in customer inventory management practices, changes in customer buying patterns, regulatory developments and increased operating costs.

•	The degree to which we are leveraged could have important consequences, including the following: (i) our ability to obtain additional financing for working capital or other purposes in the future may be limited; (ii) a substantial portion of our cash flow from operations will be dedicated to the payment of principal and interest on our indebtedness, thereby reducing funds available for operations; (iii) certain of our borrowings will be at variable rates of interest, which could cause us to be vulnerable to increases in interest rates and (iv) we may be more vulnerable to economic downturns and be limited in our ability to withstand competitive pressures.

•	Our ability to meet our debt service and other obligations will depend in significant part on customers purchasing our products during the fall hunting season. Notwithstanding our cost containment initiatives and continuing management of costs, a decrease in demand during the fall hunting season for our higher priced, higher margin products would require us to further reduce costs or increase our reliance on borrowings under the Credit Facility to fund operations. No assurance can be given that we would be able to reduce costs or increase our borrowings sufficiently to adjust to such a reduction in demand.

•	Because of the nature of our products, we anticipate that we will continue to be involved in product liability litigation in the future. Our ability to meet our product liability obligations will depend (among other things) upon the availability of insurance, the adequacy of our accruals, the Seller’s ability to satisfy their obligations to indemnify us against certain product liability cases and claims and Seller’s agreement to be responsible for certain post-Acquisition shotgun related costs.

•	We face significant competition. Our competitors vary according to product line. Certain of these competitors are subsidiaries of large corporations with substantially greater financial resources than us. There can be no assurance that we will continue to compete effectively with all of our present competition, and our ability to so compete could be adversely affected by our leveraged condition.

•	Sales made to Wal-Mart accounted for approximately 17% of our total net revenues in 2005 and 9% of the accounts receivable balance as of December 31, 2005. Our sales to Wal-Mart are not governed by a written contract between the parties. In the event that Wal-Mart were to significantly reduce or terminate its purchases of firearms and/or ammunition from us, our financial condition or results of operations could be adversely affected.

•	We utilize numerous raw materials, including steel, lead, brass, plastics and wood, as well as manufactured parts, which are purchased from one or a few suppliers. Any disruption in our relationship with these suppliers could increase the cost of operations.

•	The purchase of firearms is subject to federal, state and local governmental regulation. Regulatory proposals, even if never enacted, may affect firearms or ammunition sales as a result of consumer perceptions. While we do not believe that existing federal and state legislation relating to the regulation of firearms and ammunition has had a material adverse effect on our sales from 2003 through 2005, no assurance can be given that more restrictive regulations, if proposed or enacted, will not have a material adverse effect on us in the future.

•	As a manufacturer of firearms, we were named as a defendant in certain lawsuits brought by municipalities or organizations challenging manufacturers’ distribution practices and alleging that the defendants have also failed to include a variety of safety devices in their firearms. Our insurance coverage regarding such claims may be limited. In the event that additional such lawsuits were filed, or if certain legal theories advanced by plaintiffs were to be generally accepted by the courts, our financial condition and results of operations could be adversely affected.

        Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this annual report that include forward-looking statements.

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

        Since December 1, 1993, we have maintained insurance coverage for product liability claims for personal injury or property damage relating to occurrences after the Acquisition, subject to certain self-insured retentions on a per-occurrence basis. The current insurance policy extends through November 30, 2006. Certain of our current excess insurance coverage expressly excludes actions brought by municipalities as described in “Business—Legal Proceedings”. We paid $1.5 million, $2.8 million, and $3.2 million in legal fees and settlements in connection with product liability cases and claims in the years ended December 31, 2005, 2004 and 2003, respectively, excluding insurance costs. At December 31, 2005, our accrual for product liability cases and claims was $10.1 million. The amount of our accrual for product liability cases and claims is based upon estimates developed as follows. We establish reserves for anticipated defense and disposition costs to us of those pending cases and claims for which we are financially responsible. Based on those estimates and an actuarial analysis of actual defense and disposition costs incurred by us with respect to product liability cases and claims in recent years, we determine the estimated defense and disposition costs for unasserted product liability cases and claims. We combine the estimated defense and disposition costs for both pending and unasserted cases and claims to determine the amount of our accrual for product liability cases and claims. It is reasonably possible that future claims experience could result in further increases or decreases in the reporting period in which such information becomes available. We believe that our accruals for losses relating to such cases and claims are adequate. Our accruals for losses relating to product liability cases and claims include accruals for all probable losses the amount of which can be reasonably estimated. Based on the relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, our accruals for the uninsured costs of such cases and claims and the Sellers’ agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as well as the type of firearms products that we make), we do not believe with respect to product liability cases and claims that any reasonably possible loss exceeding amounts already recognized through our accruals has been incurred.

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

        Certain of our financial instruments are subject to interest rate risk. As of December 31, 2005, we had long-term borrowings of $221.3 million ($202.9 million at December 31, 2004 and $230.0 million at December 31, 2003) of which $19.4 million ($1.8 million at December 31, 2004 and $28.3 million at December 31, 2003) was issued at variable rates. Assuming no changes in the $46.4 million of monthly average variable-rate debt levels from year-end 2005, we estimate that a hypothetical change of 100 basis points in the LIBOR and ABR interest rates from year-end 2004 would impact interest expense by $0.5 million on an annualized pretax basis. We were not a party to any interest rate cap or other protection arrangements with respect to our variable rate indebtedness as of December 31, 2005, 2004, or 2003.

        The estimated value of our debt at December 31, 2005 was $198.6 million compared to a carrying value of $221.7 million. The estimated value and carrying value of our debt at December 31, 2004 was $187.5 million and $203.5 million, respectively. All fixed rate indebtedness was valued based on current market quotes. All variable rate indebtedness is assumed at market.

        We use commodity options contracts to hedge against the risk of increased prices for lead and copper to be used in the manufacture of our products. The amounts of premiums paid for commodity contracts outstanding at December 31, 2005, 2004, and 2003 were $1.3 million, $1.1 million, and $0.7 million, respectively. At December 31, 2005, 2004 and 2003, the market value of our outstanding contracts relating to firm commitments and anticipated purchases up to one year from the respective date was $5.6 million, $3.3 million, and $2.8 million, respectively, as determined with the assistance of a third party. Assuming a hypothetical 10% increase in lead and copper commodity prices which are currently hedged, we would experience an approximate $3.7 million ($3.1 million at December 31, 2004) increase in our cost of related inventory purchased, which would be partially offset by an approximate $2.9 million ($1.7 million at December 31, 2004) increase in the value of related hedging instruments. The decrease in exposure as compared to the prior year can be associated with higher volume of hedging as a percent of lead and copper purchases, and to a lesser extent due to more contracts closer to being in-the-money, offset by higher premiums paid associated with additional hedging activity in the current year compared to the prior year. With the volatility of pricing the Company has experienced, we believe that significant changes in commodity pricing could have a future material impact on our consolidated financial position, results of operations, or cash flows of the Company.

        We also purchase steel supplies for use in the manufacture of certain firearms, ammunition, and accessory products. The price of steel has recently risen due to the increasing demand from China compounded by a weak US dollar and iron ore shortages. Assuming a hypothetical 10% increase in steel prices, we would experience an approximate $0.8 million (an approximate $0.6 million at December 31, 2004) increase in our cost of related inventory purchased.

        We believe that we do not have a material exposure to fluctuations in foreign currencies.

        We do not hold or issue financial instruments for speculative purposes.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Reports of Independent Registered Public Accounting Firms

To the Board of Directors

Remington Arms Company, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Remington Arms Company, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, shareholder’s equity (deficit) and comprehensive income (loss), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Remington Arms Company, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule titled “Schedule II — Valuation and Qualifying Accounts” is presented for purposes of additional analysis and is not a required part of the basic financial statements. The information in this schedule for the year ended December 31, 2005, has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Greensboro, North Carolina
March 30, 2006

To the Shareholders and Board of Directors of
Remington Arms Company, Inc. and Subsidiaries:

In our opinion, the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations, of cash flows and of shareholder's equity (deficit) and comprehensive income (loss) for each of the two years in the period ended December 31, 2004 present fairly, in all material respects, the financial position of Remington Arms Company, Inc. and its subsidiaries at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of December 31, 2004 and 2003, and for each of the two years in the period ended December 31, 2004, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company restated its previously issued financial statements as of and for the years ended December 31, 2004 and 2003.

/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina

March 11, 2005, except for Note 3, for which the date is July 28, 2005

Remington Arms Company, Inc.
Consolidated Balance Sheets
(Dollars in Millions, Except Per Share Data)

		Restated
	December 31, 2005	December 31, 2004
ASSETS
Current Assets
Cash and Cash Equivalents	$0.5	$0.4
Accounts Receivable Trade - net	92.2	81.2
Inventories - net	99.3	92.6
Supplies	7.9	7.2
Prepaid Expenses and Other Current Assets	12.3	9.1
Deferred Tax Assets	0.8	2.8

Total Current Assets	213.0	193.3

Property, Plant and Equipment - net	73.9	75.3
Goodwill and Intangibles - net	59.1	62.7
Debt Issuance Costs - net	6.5	8.7
Other Noncurrent Assets	10.8	14.4

Total Assets	$363.3	$354.4

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts Payable	$25.0	$24.5
Book Overdraft	8.9	10.0
Current Portion of Long-Term Debt	0.4	0.6
Current Portion of Product Liability	2.5	2.2
Income Taxes Payable	1.4	0.8
Other Accrued Liabilities	38.4	35.0

Total Current Liabilities	76.6	73.1

Long-Term Debt, net of Current Portion	221.3	202.9
Retiree Benefits, net of Current Portion	58.0	47.1
Product Liability, net of Current Portion	7.6	11.2
Deferred Tax Liabilities	8.9	8.5
Other Long-Term Liabilities	2.0	1.7

Total Liabilities	374.4	344.5

Commitments and Contingencies

Shareholder’s Equity
Total Shareholder’s Equity	(11.1)	9.9

Total Liabilities and Shareholder’s Equity	$363.3	$354.4

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statements of Operations
(Dollars in Millions)

	Year Ended December 31,
	2005	Restated 2004	Restated 2003

Net Sales	$410.4	$393.0	$360.7

Cost of Goods Sold	324.9	302.5	270.2

Gross Profit	85.5	90.5	90.5

Selling, General and Administrative Expenses	66.7	65.1	64.2

Research and Development Expenses	5.9	6.1	6.1

Impairment Charges	4.7	-	-

Other Income	(2.8)	(1.6)	(2.0)

Other Unusual Charges	—	—	6.7

Operating Profit	11.0	20.9	15.5

Interest Expense	26.4	24.6	23.0

Loss from Continuing Operations before Income
Taxes and Equity in Losses from Unconsolidated
Joint Venture	(15.4)	(3.7)	(7.5)

Income Tax Expense (Benefit)	0.4	14.0	(2.9)

Equity in Losses from Unconsolidated Joint Venture
	1.0	—	—

Net Loss from Continuing Operations
	(16.8)	(17.7)	(4.6)
(Loss) Income from Discontinued Operations, net of tax expense of zero, $0.1 and $0.9, respectively
	(0.1)	—	1.4

Gain on Sale of Assets, net of tax expense of $9.8	—	13.6	—

Net Loss	$(16.9)	$(4.1)	$(3.2)

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statements of Cash Flows
(Dollars in Millions)

	Year-To-Date December 31,
	2004	Restated 2003	Restated 2002
Operating Activities
Net Loss	$(16.9)	$(4.1)	$(3.2)
Adjustments to reconcile Net Loss to Net Cash
used in Operating Activities:
Depreciation and Amortization of Deferred Financing Costs	11.4	11.1	11.3
Equity in Losses from Unconsolidated Joint Venture	1.0	-	-
Gain on Sale of Assets Held for Sale	—	(23.4)	—
Pension Plan Contributions	(7.1)	(6.4)	(5.2)
Pension Plan Expense	11.5	12.0	7.4
Provision of Deferred Income Taxes, net	2.8	18.4	(1.0)
Other Non-cash charges	5.6	0.3	2.0
Changes in Operating Assets and Liabilities:
Accounts Receivable Trade - net	(11.0)	(14.1)	(8.5)
Inventories	(6.7)	(6.9)	(0.1)
Supplies	(0.7)	(0.5)	(0.4)
Prepaid Expenses and Other Current and Long-Term Assets	0.4	(2.4)	(8.8)
Accounts Payable	0.5	4.4	0.2
Product Liabilities	(3.3)	(1.8)	3.3
Income Taxes Payable	0.6	(1.7)	0.3
Other Accrued and Long-Term Liabilities	5.9	3.2	(3.1)

Net Cash used in Operating Activities	(6.0)	(11.9)	(5.8)
Net Cash provided by (used in) Discontinued Operations	-	0.1	(1.5

Net Cash used in Operating Activities	(6.0)	(11.8)	(7.3)

Investing Activities
Proceeds from Sale of Assets, net of Transaction costs of $1.2	—	42.8	—
Purchase of Property, Plant and Equipment	(9.4)	(7.8)	(6.8)
Proceeds from Sale of Property, Plant and Equipment	—	0.4	—
Premiums paid for Company Owned Life Insurance	(0.7)	—	—
Cash Contribution to Unconsolidated Joint Venture	(1.0)	(0.3)	—

Net Cash provided by (used in) Investing Activities	(11.1)	35.1	(6.8)
Net Cash used in Discontinued Operations	—	—	(0.1)

Net Cash (used in) provided by Investing Activities	(11.1)	35.1	(6.9)

Financing Activities
Proceeds from Revolving Credit Facility	214.3	142.8	189.9
Payments on Revolving Credit Facility	(196.7)	(169.3)	(172.6)
Cash Dividends Paid	—	(2.2)	(103.3)
Proceeds from Issuance of Long-Term Debt	—	—	200.0
Principal Payments on Long-Term Debt	0.6	(0.5)	(87.8)
Capital Contribution from RACI Holding, Inc.	—	3.2	4.5
Cash Contribution from RACI Holding, Inc.	0.1	—	—
Amount Paid on Behalf of RACI Holding, Inc.	—	(0.6)	—
Proceeds from Borrowings on Short-Term Debt	6.3	6.9	6.7
Principal Payments on Short-Term Debt	(6.3)	(6.9)	(6.7)
Change in Book Overdraft	(1.1)	3.3	(4.1)
Debt Issuance Costs	—	—	(12.4)

Net Cash provided by (used in) Financing Activities	17.2	(23.3)	14.2

Change in Cash and Cash Equivalents	0.1	—	—
Cash and Cash Equivalents at Beginning of Year	0.4	0.4	0.4

Cash and Cash Equivalents at End of Year	$0.5	$0.4	$0.4

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statements of Cash Flows - continued
(Dollars in Millions)

Supplemental Cash Flow Information:
Cash Paid During the Year for:
Interest	$24.7	$22.8	$21.9
Income Taxes	$—	$5.6	$1.8
Previously accrued Capital Expenditures	$1.8	$0.8	$0.8
Noncash Financing and Investing Activities:
Vendor Financed Fixed Assets Capitalized	$—	$0.4	$—
Change in Accrued Capital Expenditures	$(1.0)	$1.3	$—
Issuance of Deferred Shares in Lieu of Bonus	$—	$—	$0.3
Payment Made to Vendors on Behalf of RACI Holding, Inc.	$—	$—	$1.0
Capital Lease Obligations Incurred	$1.1	$—	$0.1
Conversion of Parent Company Note to equity	$—	$3.2	$4.8

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statement of Shareholder’s Equity (Accumulated Deficit) and Comprehensive Income (Loss)
(Dollars in Millions)

	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholder’s Equity
Balance, December 31, 2002, Restated	$82.6	$(4.1)	$33.1	$111.6

Comprehensive Loss:
Net Loss (Restated)	—	—	(3.2)	(3.2)
Other comprehensive income:
Minimum pension liability, net of tax effect of $0.7	—	1.2	—	1.2
Net derivative losses, net of tax effect of $0.9	—	1.4	—	1.4
Net derivative losses, reclassified as
earnings, net of tax effect of $0.2	—	0.3	—	0.3

Total Comprehensive Loss	—	2.9	(3.2)	(0.3)

Capital Contribution from RACI Holding, Inc.	4.8	—	—	4.8
Payment made to vendors on behalf of RACI Holding, Inc.	(1.0)	—	—	(1.0)
Cash Dividends Paid	—	—	(103.3)	(103.3)

Balance, December 31, 2003, Restated	86.4	(1.2)	(73.4)	11.8

Comprehensive Income:
Net Loss (Restated)	—	—	(4.1)	(4.1)
Other comprehensive income:
Minimum pension liability, net of tax effect of $0.6	—	0.9	—	0.9
Net derivative gains, net of tax effect of $2.1	—	3.4	—	3.4
Net derivative losses, reclassified as
earnings, net of tax effect of ($1.5)	—	(2.5)	—	(2.5)

Total Comprehensive Loss	—	1.8	(4.1)	(2.3)

Cash Dividends Paid	—	—	(2.2)	(2.2)
Capital Contribution from RACI Holding, Inc.	3.2	—	—	3.2
Amount paid on Behalf of RACI Holding, Inc.	(0.6)	—	—	(0.6)

Balance, December 31, 2004, Restated	89.0	0.6	(79.7)	9.9

Comprehensive Loss:
Net Loss	—	—	(16.9)	(16.9)
Other comprehensive income:
Minimum pension liability, net of tax effect of $(0.7)	—	(5.2)	—	(5.2)
Net derivative gains, net of tax effect of $2.0	—	3.2	—	3.2
Net derivative gains reclassified
as earnings, net of tax effect of ($1.4)	—	(2.2)	—	(2.2)

Total Comprehensive Loss	—	(4.2)	(16.9)	(21.1)

Cash Contribution from RACI Holding, Inc.	0.1	—	—	0.1
Balance, December 31, 2005	$89.1	$(3.6)	$(96.6)	$(11.1)

The accompanying notes are an integral part of these consolidated financial statements.

 REMINGTON ARMSCOMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

Note 1—Basis of Presentation

        The accompanying consolidated financial statements of Remington Arms Company, Inc. (“Remington”) include the accounts of its wholly owned subsidiaries, RA Brands, L.L.C. (“RA Brands”), RA Factors, Inc. (“RA Factors”) and Remington Steam, LLC (“Remington Steam”), (together with Remington, the “Company”), as well as reflecting the impact of the Company’s unconsolidated 50% joint venture interest in Remington ELSAG Law Enforcement Systems, LLC (“RELES”). All significant intercompany accounts and transactions have been eliminated. The accounts of the Company’s parent, RACI Holding, Inc. (“Holding”), which owns 100% of the 1,000 shares authorized, issued and outstanding of Remington common stock (at par value of $0.01 per share), are not presented herein. Significant transactions between and Holding and the related balances are reflected in the consolidated financial statements and related disclosures.

        A revision to the classification of the valuation allowance among current and noncurrent deferred tax assets and liabilities was made to financial information from prior periods to conform with the presentation format at December 31, 2005. This change in classification did not have a material impact on any previously reported financial condition, results of operations or cash flows of the Company. In addition, as a result of the sale of specified assets of the fishing line business on February 9, 2004, the results of these operations have been included in discontinued operations for all periods presented (See Note 5).

Note 2—Description of the Business

        The Company is engaged in the design, manufacture, import and sale of primarily sporting goods products for the hunting/shooting sports and related markets. The Company also designs, manufactures and sells certain products to certain federal agency, law enforcement, and military markets including the firearms, ammunition, and surveillance technology products. In addition, the Company is partnered in a joint venture to sell advanced mobile license plate reading technology products to state and local law enforcement agencies along with certain federal agencies. The Company’s product lines consist of firearms, ammunition, hunting/gun care accessories, clay targets, licensed products, powdered metal products, and technology and security products sold under the Remington name and other labels. The Company’s products are distributed throughout the United States and in over 55 other countries (including Canada, Europe, and Asia). In the United States, Remington products are distributed primarily through a network of wholesalers and retailers who purchase the product directly from the Company for resale to gun dealers and end users, respectively. The end users include sportsmen, hunters, target shooters, gun collectors, and members of law enforcement and other government organizations.

Note 3—Restatement of Previously Issued Financial Statements

        The Company restated its previously issued financial statements for the years ended December 31, 2004 and 2003 to reflect the correction of a methodological error related to its reserve for potential healthcare claims. The error resulted from the use of inaccurate data and methodologies in calculating the health care accrual.

        All amounts presented herein have been restated from the amounts originally reported. The table below sets forth the effect of the adjustments for the years ended December 31, 2004 and 2003:

Restated Consolidated Balance Sheet and Consolidated Statement of Shareholder's Equity and Comprehensive Imcoem (Loss Amounts)

	2004
	As Originally Reported	As Restated
Deferred Tax Assets (current)	$0.0	$0.0
Total Current Assets	190.5	190.5
Other Accrued Liabilities	34.3	35.0
Total Current Liabilities	73.9	74.6
Accumulated Deficit	(79.0)	(79.7)
Total Shareholder's Equity	10.6	9.9

 REMINGTON ARMSCOMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

Restated Consolidated Statements of Operations Amounts

	2004			2003
	As Originally Reported	As Restated	As Originally Reported	As Restated
Selling, General and Administrative Expenses	$65.3	$65.1	$64.3	$64.2
Operating Profit	20.7	20.9	15.4	15.5
Loss from Continuing Operations before Income Taxes, Equity in Losses from Unconsolidated Joint Venture and Gain on Sale of Assets	(3.9)	(3.7)	(7.6)	(7.5)
Income Tax Expense (Benefit)	13.7	14.0	(3.0)	(2.9)
Net Loss from Continuing Operations	(17.6)	(17.7)	(4.6)	(4.6)
Net Loss	($4.0)	($4.1)	($3.2)	($3.2)

        For information on the effect of the restatement on interim periods in 2004 and in the first quarter of 2005, see Note 25.

Restated Consolidated Statements of Cash Flows Amounts

	2004			2003
	As Originally Reported	As Restated	As Originally Reported	As Restated
Net Loss	($4.0)	($4.1)	($3.2)	($3.2)
Provision (Benefit) for Deferred Income Taxes, net	18.0	18.4	(1.1)	(1.0)
Other Accrued and Long-Term Liabilites	(2.0)	(1.7)	(1.7)	(1.8)

Note 4 – Impairment Charges

        As of March 31, 2005, the Company performed an evaluation for impairment on its goodwill, trademarks, and fixed assets for the Clay Targets reporting unit and recorded associated impairment charges of $3.7 in the accompanying consolidated statement of operations, which were composed of goodwill impairment of $2.9, indefinite-lived trademark impairment of $0.7, and property and equipment impairment of $0.1. The Clay Targets reporting unit is included in the All Other reporting segment in Note 23. The evaluation resulted from the Company being notified by the primary supplier of a critical raw material to the Company’s Clay Targets business that materials would not be supplied beginning in the third quarter of 2005. No alternative supplier has currently been located. Management considered the loss of the supplier a change in the business climate that created a specific “triggering event” necessitating such a review. The impairment of trademarks with respect to the Clay Targets reporting unit was assessed in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The impairment test required us to estimate the fair value of our trademarks. We tested these trademarks at the reporting unit level. We estimated fair value using a discounted cash flow model. Under this model, we utilized estimated revenue and cash flow forecasts, as well as assumptions of terminal value, together with an applicable discount rate, to determine fair value. We then compared the carrying value of the trademark to its fair value. Since the fair value of the trademark was less than its carrying value, the difference of $0.7 was the impairment charge recorded.

 REMINGTON ARMSCOMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

        The impairment for property and equipment assets with respect to the Clay Targets reporting unit was assessed in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). We operate the Clay Targets reporting unit with two plant locations; therefore, we performed our testing of the asset groups at the plant level, as this is the lowest level for which identifiable cash flows are available. In performing the test, we determined that the total of the expected future undiscounted cash flows directly related to the existing service potential of the asset group for one of the plant locations was less than the carrying value of that asset group; therefore, the analysis indicated an impairment charge for this plant location. Fair value for this plant location was determined using a market approach for the associated building and land, and a remaining utility approach for the equipment. The impairment charge of $0.1 represented the difference between the fair value of the asset group and its carrying value.

        The impairment of goodwill with respect to the Clay Targets reporting unit was assessed in accordance with the provisions of SFAS 142. SFAS 142 indicates that if other types of assets (in addition to goodwill) of a reporting unit are being tested for impairment at the same time as goodwill, then those assets are to be tested for impairment prior to performing the goodwill impairment testing. Accordingly, in accordance with SFAS 142 the impairment charges noted above reduced the carrying value of the Clay Targets reporting unit when performing the impairment test for goodwill. The goodwill impairment test required us to estimate the fair value of our overall business enterprise at the reporting unit level. We estimated fair value using a discounted cash flow model. Under this model, we utilized estimated revenue and cash flow forecasts, as well as assumptions of terminal value, together with an applicable discount rate, to determine fair value. We then compared the carrying value of the Clay Targets reporting unit to its fair value. Since the fair value of the Clay Targets reporting unit was less than the carrying value of goodwill, an impairment charge of $2.9, associated with the remaining balance of goodwill for the Clay Targets reporting unit, was recorded in accordance with the provisions of SFAS 142.

        The impairment charges noted above are estimates that have yet to be finalized as management is currently evaluating its options for the Clay Targets reporting unit, including seeking another supplier. Such estimates are recorded based upon the provisions of the above referenced statements as well as Statement of Financial Accounting Standard No. 5, Accounting for Contingencies (“SFAS 5”). Accordingly, these estimated amounts may change in subsequent periods and other charges may be necessary based on the outcome of this ongoing evaluation. At December 31, 2005, the remaining carrying value associated with the Clay Targets reporting unit for trademarks, property and equipment are $1.9.

        As of December 31, 2005, the Company performed an additional evaluation for impairment in accordance with its policy and FAS 144 on certain of its fixed assets in the Firearms reporting unit and recorded associated impairment charges of $1.0 in the accompanying statement of operations. The Firearms reporting unit is its own reporting segment, see Note 23. The evaluation was triggered from the Company completing its budget process for the fiscal 2006 year and determining that certain assets would have a decline in the extent and manner in which they are currently being used due to changes in product offerings. Management compared the expected undiscounted cash flows from the fixed assets with the carrying value of these same fixed assets, and concluded that impairment existed. The resulting impairment charge was determined by the difference between the fair value estimated using a discounted cash flow model and the carrying value of the fixed assets.

Note 5—Discontinued Operations

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

        The purchase price paid to Remington and RA Brands for the assets sold was $44.0 in cash, $1.0 of which was placed into escrow as security for certain post-closing obligations to procure certain materials for the Purchasers. On May 12, 2004, the amount placed into escrow of $1.0 was paid to Remington by the Purchasers. The Company applied the $43.0 in cash proceeds to pay down the then outstanding balance under Remington’s senior secured revolving credit agreement (as amended, the “2003 Credit Agreement”) on February 9, 2004, and the $1.0 in cash proceeds released from escrow were used to pay down Remington’s then outstanding 2003 Credit Agreement balance on May 12, 2004. The assets sold had a net book value of approximately $17.9 and Remington retained net working capital of approximately $1.7. The gain that was recorded in 2004 on the sale of discontinued operations was approximately $13.6, net of income taxes. The gain of approximately $13.6 reflects the release of the $1.0 escrow amount and adjustments to the estimates of costs associated with the sale based on remaining obligations with respect to the sale as of December 31, 2004.

 REMINGTON ARMSCOMPANY, INC.

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

        The following represents a summary of key components of income from discontinued operations:

	Year Ended December 31,
	2005	2004	2003
Net Sales	$ -	$1.9	$16.4
Pre-tax operating results	(0.1)	0.2	4.1
Interest expense allocation	-	0.1	1.8
(Loss) Income from operations, after tax	(0.1)	-	1.4

        Included in income from discontinued operations is an allocation of interest expense of zero, $0.1, and $1.8 for the years ended December 31, 2005, 2004, and 2003, respectively. The interest expense allocation is based on the Company being required to make a payment of $43.0 against its outstanding borrowings under the 2003 Credit Agreement with the proceeds received at the closing of the transaction on February 9, 2004. The interest expense allocation was computed by taking the $43.0 revolver balance required to be paid down at the time of the sale closing, multiplied by the weighted average interest rate through February 9, 2004 for 2004, and for the years ended 2004 and 2003. The Stren business has historically allocated interest expense (approximately $0.2 annually) as a result of actual working capital balances for the fishline business during each of the full years in the mentioned period.

Note 6—Summary of Significant Accounting Policies

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

         Service and Warranty:

        The Company supports service and repair facilities for all of its firearm products, with the exception of the Spartan Gunworks product line, which is serviced and repaired by the Company's third party vendor, in order to meet the service needs of its distributors, customers and consumers worldwide. Effective in 2006, the Spartan Gunworks™ brand name is being discontinued and these products will utilize the Remington brand name. However, the service and warranty arrangement associated with these firearm products will continue to reside with the Company’s third party vendor.

        The Company provides consumer warranties against manufacturing defects in all firearm products manufactured in the United States. Estimated future warranty costs are accrued at the time of sale. Product modifications or corrections are voluntary steps taken by the Company to assure proper usage or performance of a product by consumers. The cost associated with product modifications and/or corrections is recognized in accordance with Statement of Financial Accounting Standard No. 5, Accounting for Contingencies (“SFAS 5”), and charged to operations.

 REMINGTON ARMSCOMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

        Property, Plant and Equipment:

        Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated lives of the assets. The estimated useful lives are principally 20 to 40 years for buildings and improvements, and 5 to 15 years for machinery and equipment. In accordance with SFAS 144, management assesses property, plant and equipment for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, management projects undiscounted future cash flows resulting from the use of the asset over the remaining life of the asset. If these projected cash flows are less than the carrying amount of the asset, an impairment loss is recognized, resulting in a write-down of property, plant and equipment with a corresponding charge to operating income. Any impairment loss is measured based upon the difference between the carrying amount of the asset and the present value of future cash flows. The Company uses a discount rate equal to its average cost of funds to discount the expected future cash flows. There were no significant assets deemed impaired as of December 31, 2004 or 2003. See Note 4 for impairment charges incurred in 2005.

        Maintenance and repairs are charged to operations; replacements and betterments are capitalized. Computer hardware and software costs under capital leases are amortized over the term of the lease. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized in operations, included in the other income, net line item on the consolidated statement of operations.

        Interest is capitalized in connection with the construction of major projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s useful life. Capitalized interest in 2005 was less than $0.1. There was no capitalized interest in 2004 or 2003.

        Goodwill, Goodwill Impairment, Intangible Assets and Debt Issuance Costs:

        Management assesses goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. Each year the Company tests for impairment of goodwill according to a two-step approach. In the first step, the Company estimates the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce fair value of a reporting unit below its carrying value. For other intangible assets, the impairment test consists of a comparison of the fair value of the intangible assets to their carrying amount. The Company uses a discount rate equal to its average cost of funds to discount the expected future cash folws. There were no assets deemed impaired as of December 31, 2004 and 2003. See Note 4 for impairment charges incurred in 2005.

        Debt issuance costs are amortized over the life of the related debt or amendment. Amortization expense for debt issuance costs in 2005, 2004, and 2003 was $1.8, $1.9, and $1.8, respectively, and is estimated to be approximately $1.5 in 2006, $1.4 in 2007, $1.4 in 2008, $1.4 in 2009 and $1.2 in 2010 based upon the provisions of the Amended and Restated Credit Agreement as described in Note 14.

Financial Instruments:

        The Company does not use financial instruments for trading purposes. Financial instruments, which are a type of financial derivative instrument, are used to manage well-defined commodity price risks and are considered hedges when certain criteria are met.

 REMINGTON ARMSCOMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

        All of the Company’s commodity futures contracts are accounted for as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 138”) and Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 133, as amended requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The fair value of the Company’s cash flow hedges at the time of purchase are recorded on the balance sheet in the Prepaid Expenses and Other Current Assets line, and are marked to fair value at each balance sheet date. Unrealized gains and losses associated with these changes in fair value are recorded on the balance sheet as other comprehensive income and recognized in the statement of operations as a component of cost of goods sold when the related inventory is sold and associated revenue is recognized.

        To the extent that the Company’s cash flow hedges are deemed ineffective, under the criterion of SFAS 133, as amended, at hedging the commodity price risk, the portion of ineffectiveness would be required to be recognized in the statement of operations immediately. No ineffectiveness has been recorded in 2005, 2004, or 2003.

        Market values of financial instruments were estimated in accordance with Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), and are based on quoted market prices, where available, or on current rates offered to the Company for debt with similar terms and maturities. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values. See Note 22.

         Stock Options:

        All stock purchase and option plans outstanding are associated with common shares of Holding. Based on the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation (“SFAS 148”), Holding is considered a principal stockholder of the Company that grants or otherwise transfers directly stock-based compensation to employees, directors, and owners of the Company. Accordingly, the Company has elected to account and disclose for these stock-based compensation agreements in accordance with the disclosure-only provisions of SFAS 123, as amended by SFAS 148. The Company, therefore, accounts for the stock options using the intrinsic value method at the date of grant as permitted by SFAS 123 and Accounting Principles Board Opinion No. 25 (“APB 25”).

        Since options have been granted at an option exercise price equal to the estimated fair value of the underlying Common Stock at the time of grant, no compensation expense has been recognized with respect to grants of stock options granted to date. Had compensation expense for such option grants been recognized under SFAS 123, as amended by SFAS 148, based on the fair value of such options at the grant dates thereof in 2005, 2004 and 2003, the Company’s net loss on a pro forma basis would have been as follows:

		2005	2004 As Restated	2003 As Restated

Net Income	As Reported	$(16.9)	$(4.1)	$(3.2)
Add:	Stock-based employee compensation expense included in
	reported net income, net of related tax effects	-	-	2.7
Deduct:	Total stock-based employee compensation expense determined
	under fair value based method for all awards, net of related tax effects	-		(1.8)

Net Income	Pro forma	$(16.9)	$(4.1)	$(2.3)

        In February 2003, Holding distributed on behalf of Remington a special payment to holders of all stock options (in connection with the acceleration of vesting and resulting cancellation of all then-outstanding options) of approximately $220.31 per share, in an aggregate amount of $4.5, which is $2.7, net of tax, as accounted for under APB 25. The expense to be recorded for 2003 under SFAS 123 would have been approximately $1.8. The compensation expense associated with these options would have been recorded in prior years under SFAS 123, as amended by SFAS 148.

        For purposes of the foregoing, the fair value of each option grant is estimated as of the date of grant using a modified-Black Scholes Option Model with the following weighted average assumptions:

 REMINGTON ARMSCOMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

2003
Risk Free Interest Rate	3.3%
Dividend Yields	0.0%
Volatility Factor	0.0%
Weighted Average Expected Option Life	0.8 years

        There were no option grants in 2005 and 2004 and therefore assumption disclosures for those periods are not applicable.

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

        The Company has a tax sharing agreement among Holding and its subsidiaries providing that consolidated federal and state tax liabilities are allocated among the members with positive taxable income. Therefore, the agreement does not provide for payment to Holding for losses that are availed of by the profitable members of the affiliated group. Accordingly, Holding is deemed to contribute the amount of tax benefits as a contribution of capital to the Company. Because the Company files its income taxes in a consolidated tax return with Holding, the cash taxes paid or received supplemental cash flow disclosure reflects the total impact of any cash taxes paid or received for the Company, as well as any cash taxes paid or received on behalf of Holding.

Product Liability:

        The Company provides for estimated defense and settlement costs related to product liabilities when it becomes probable that a liability has been incurred and reasonable estimates of such costs are available in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”). The Company maintains insurance coverage for product liability claims, subject to certain policy limits and to certain self-insured retentions for personal injury or property damage relating to occurrences arising after December 1, 1993. The current insurance policy extends through November 30, 2006. Product liabilities are recorded at the Company’s best estimate of the most probable exposure in accordance with SFAS 5, including consideration of historical payment experience and the self insured retention insurance. For the years ended December 31, 2005 and 2004, there were no recoveries recorded. For the year ended December 31, 2003, there were recoveries totaling $1.0, which represented claims paid in excess of the self-insured retention amounts. The Company’s estimate of its liability for product liability cases and claims outstanding at December 31, 2005 and 2004 is $10.1 and $13.4, respectively. Management uses independent advisors in their determination of the accrual. The Company made total payments in 2005, 2004, and 2003 of $1.5, $2.8, and $3.2, respectively (including pre-Acquisition occurrences for which the Company assumed responsibility) related to defense and settlement costs. See Note 19.

Revenue Recognition:

        Sales, net of an estimate for discounts, returns, rebates and allowances, and related cost of sales are recorded in income when goods are shipped at which time risk of loss and title transfers to the customer in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”) as amended by Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Sales are presented net of Federal Excise Taxes of $34.0, $33.5 and $31.2 for the years ended December 31, 2005, 2004 and 2003, respectively.

        The Company follows the industry practice of selling firearms in certain sales distribution channels pursuant to a “dating” plan allowing the customer to purchase these products commencing in December (the start of the Company’s dating plan year) and to pay for them on extended terms. Discounts are offered for early payment under this plan. The Company believes that allowing extended payment terms for early orders helps to level out the demand for these otherwise seasonal products throughout the year and accordingly helps facilitate a more efficient manufacturing schedule. Historically, use of the dating plan has had the effect of shifting some firearms sales from the second and third quarters to the first and fourth quarters. As a competitive measure, the Company also offers extended terms on select ammunition purchases. Use of the dating plans, however, also results in significant deferral of collection of accounts receivable until the latter part of the year. Customers do not have the right to return unsold products.

 REMINGTON ARMSCOMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

        Shipping and Handling Costs:

        Shipping and handling costs are included in Selling, General and Administrative expense and are expensed as incurred. In 2005, 2004 and 2003 shipping and handling costs totaled $12.4, $10.9 and $9.4, respectively.

        Advertising and Promotions:

        Advertising and promotional costs including print ads, commercials, catalogs, brochures and co-op are expensed during the year incurred. Advertising and promotional costs totaled $10.5 in 2005, $11.7 in 2004 and $11.4 in 2003. The Company licenses certain of its brands and trademarks. The income from such licensing was $2.6, $2.6 and $2.4 in 2005, 2004 and 2003, respectively, which is reflected in Other Income, net.

        Research and Development Costs:

        Internal research and development costs including salaries, administrative expenses, building costs of our research and development facility, and related project expenses are expensed as incurred. Research and development costs totaled $5.9 in the year ended 2005 and $6.1 in each of the years ended 2004 and 2003.

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

         Comprehensive Income (Loss):

        The components of accumulated other comprehensive income (loss) are as follows:

	2005	2004
Fair market value of financial instruments	$3.3	$2.3
Additional minimum pension plan liabilities	(6.9)	(1.7)
Total	$(3.6)	$0.6

        Use of Estimates:

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 REMINGTON ARMSCOMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

         Unconsolidated Joint Venture:

        Our unconsolidated joint venture is accounted for under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”). Equity method accounting was determined based upon the provisions of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51 (“FIN 46R”), as the joint venture is a variable interest entity for which the Company was not the primary beneficiary. Accordingly, the Company recognizes an investment on its consolidated balance sheet at the carrying value of the Company’s cumulative cash contributions to the joint venture, adjusted for the Company’s cumulative equity in earnings (recorded in the “Other Noncurrent Assets” line), and the Company’s 50% share of the joint venture’s equity in earnings, or operating results, are recorded in the statement of operations (recorded in the “Equity in Losses from Unconsolidated Joint Venture”, line).

         Recent Accounting Pronouncements:

          In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). This Statement clarifies the types of costs that should be expensed rather than capitalized as inventory. SFAS 151 clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005 and the Company adopted this standard as of January 1, 2006. The adoption of this statement had no material impact on the Company’s consolidated financial statements.

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In March 2005, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”), which contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the Staff’s views regarding the valuation of share-based payment transactions.  Because the Company is a debt registrant, it is considered a nonpublic company in accordance with SFAS 123R. In addition, because the management shares underlying management’s stock options are accounted for by Holding as liabilities under Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), the stock options are considered liabilities under SFAS 123R. Since the Company is nonpublic and the stock options are considered liabilities, the Company is permitted to choose its valuation approach as a matter of accounting policy. The Company has elected to account for its stock options using the intrinsic value method. SFAS 123R requires the Company to make this valuation at each balance sheet date and record any gain or loss in the Company’s consolidated statement of operations.

        As permitted by SFAS 123, the Company accounted for share-based payments to employees prior to 123R using APB 25‘s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s intrinsic value method on a quarterly basis will have an impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The prospective impact of SFAS 123R cannot be predicted at this time because it will depend in part on levels of share-based payments granted in the future. The Company adopted this standard as of January 1, 2006. The adoption of this statement had no material impact on the Company’s consolidated financial statements.

        In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (“FIN 47”), which clarifies the impact that uncertainty surrounding the timing or method of settling an obligation should have on accounting for that obligation under Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005, or December 31, 2005 for calendar year companies. The Company adopted this standard as of December 31, 2005. The adoption of this statement had no impact on the Company’s consolidated financial statements.

        In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20 (“APB 20”), Accounting Changes, and Statement of Financial Accounting Standard No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, APB 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of direct effects of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 carries forward without change the guidance for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has accounted for the restatement described in Note 3 in accordance with the current guidance of APB 20. The Company adopted this standard as of January 1, 2006. The adoption of this statement had no impact on the Company’s consolidated financial statements.

 REMINGTON ARMSCOMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

Note 7—Concentrations of Credit Risk

        Concentrations of credit risk with respect to trade accounts receivable are generally insignificant, except as noted below, due to the large number of customers comprising the Company’s customer base. The Company reviews a customer’s credit history and, in most cases, financial condition before extending credit. An allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Recoveries, net of any bad debt expense, were ($0.1), ($0.1) and ($0.7) for years 2005, 2004 and 2003, respectively. The allowance for doubtful accounts amounted to $0.5 as of December 31, 2005 and 2004.

        Sales to the Company’s largest customer, Wal-Mart, comprised approximately 17% of sales in 2005, 16% of sales in 2004 and 19% of sales in 2003. The accounts receivable balance from Wal-Mart comprised approximately 9% and 8% at December 31, 2005 and 2004, respectively; no other customer accounted for sales equal to or greater than 10% of sales for the years presented.

        At December 31, 2005, one other customer comprised approximately 18% of the outstanding accounts receivable balance. No other customers accounted for accounts receivable greater than 10% at December 31, 2005. At December 31, 2004, two other customers comprised approximately 20% and 10%, respectively, of the outstanding accounts receivable balance. No other customers accounted for accounts receivable greater than 10% at December 31, 2004.

Note 8—Inventories

        At December 31, Inventories consist of the following:

	2005	2004
Raw Materials	$21.2	$17.5
Semi-Finished Products	22.7	19.3
Finished Products	55.4	55.8
Total	$99.3	$92.6

Note 9—Property, Plant and Equipment

        At December 31, Property, Plant and Equipment consist of the following:

	2005	2004
Land	$1.5	$1.5
Building and Improvements	26.3	26.0
Leased Under Capital Leases	5.7	4.9
Machinery and Equipment	145.3	146.0
Construction in Progress	8.6	7.5
Subtotal	187.4	185.9
Less: Accumulated Depreciation	(113.5)	(110.6)	.
Total	$73.9	$75.3

        Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $9.6, $9.2, and $9.5, respectively. Accumulated depreciation on assets leased under capital leases was $4.6 and $4.5 as of December 31, 2005 and 2004, respectively.

 REMINGTON ARMSCOMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

Note 10—Goodwill and Other Intangible Assets

        As disclosed in Note 4, the Company recorded impairment charges related to goodwill and trademarks associated with its Clay Targets business in March 2005. No other impairment provisions were necessary during 2005, 2004 or 2003.

          The carrying amount of goodwill and trademarks attributable to each reporting segment are outlined in the following tables:

	December 31,	December 31,
Goodwill	2005	2004
Firearms	$12.8	$12.8
Ammunition	5.2	5.2
All Other	--	2.9
Total	$18.0	$20.9
	December 31,	December 31,
Trademarks	2005	2004
Firearms	$20.4	$20.4
Ammunition	19.4	19.4
All Other	1.3	2.0
Total	$41.1	$41.8

Note 11—Other Accrued Liabilities

        At December 31, Other Accrued Liabilities consist of the following:

	2005	2004
Marketing	$7.2	$6.2
Healthcare Costs	6.7	7.4
Retiree Benefits	8.0	7.1
Workers Compensation	3.6	3.3
Other	12.9	11.0
Total	$38.4	$35.0

Note 12—Warranty Accrual

        The Company provides consumer warranties against manufacturing defects on all firearm products manufactured in the United States. Estimated future warranty costs are accrued at the time of sale, using the percentage of actual historical repairs to shipments for the same period, which is included in other accrued liabilities. Product modifications or corrections are voluntary steps taken by the Company to assure proper usage or performance of a product by consumers. The cost associated with product modifications and or corrections are recognized in accordance with SFAS 5, and charged to operations. Activity in the warranty accrual consisted of the following at:

	2005	2004
Balance at January 1	$0.8	$0.8
Current period accruals	2.7	2.8
Current period charges	(2.7)	(2.8)
Balance at December 31	$0.8	$0.8

        In addition to our warranty accrual, we have a nationwide product safety program under which we offer to clean, inspect and modify certain bolt action centerfire firearms manufactured prior to 1982 to remove the bolt-lock feature. As of December 31, 2005 and 2004, our accrual for the costs of the product safety program was less than $0.1.

 REMINGTON ARMSCOMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

Note 13—Retiree Benefits

Pension Plans:

        The Company sponsors a defined benefit pension plan (the “Plan”) and a supplemental defined benefit pension plan (the “SERP”). Under the provisions of SFAS No. 132R, the disclosure requirements for the Plan and the SERP have been combined.

Change in Benefit Obligation:

	2005	2004
Benefit Obligation at Beginning of Year	$161.5	$147.1
Service Cost	5.0	5.0
Interest Cost	9.5	9.1
Plan Amendments	(7.3)	-
Actuarial Assumption Changes	6.2	5.4
Actuarial (Gain)/Loss	6.2	(1.7)
Benefits Paid	(5.0)	(3.4)

Benefit Obligation at End of Year	$176.1	$161.5

Change in Plan Assets:

	2005	2004
Fair Value of Plan Assets at Beginning of Year	$109.6	$97.5
Actual Return on Plan Assets	6.1	9.3
Employer Contributions	7.2	6.5
Benefits Paid and Expenses	(5.5)	(3.7)

Fair Value of Plan Assets at End of Year	$117.4	$109.6

	2005	2004
Funded Status	$(58.7)	$(51.9)
Unamortized Prior Service Cost	(8.3)	(1.3)
Unrecognized Net Actuarial Loss	36.7	27.2

Net amount recognized in the statement of financial position	$(30.3)	$(26.0)

Amounts recognized in the statement of financial position as of December 31 consist of:

	2005	2004
Accrued Benefit Liability	$(39.5)	$(29.3)
Intangible Asset	0.2	0.2
Accumulated other comprehensive income	9.0	3.1

Net Amount Recognized	$(30.3)	$(26.0)

          The accrued benefit liability is recorded ont he consolidated balabce sheet in the "Retiree Benefits, net of Current Portion," as well as in the "Other Accrued Liabilites" line item as described in Note 11.

          The following is certain information about our pension plans that have accumulated benefit obligations in excess of the fair value of their plan assets as of December 31:

	2005	2004
Projected benefit obligation	$176.1	$161.5
Accumulated benefit obligation	156.9	138.9
Fair value of plan assets	117.4	109.6

 REMINGTON ARMSCOMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

Components of Net Periodic Pension Cost:

	2005	2004	2003
Service Cost	$5.0	$5.0	$4.2
Interest Cost	9.5	9.1	8.1
Expected Return on Assets	(8.7)	(8.0)	(7.4)
Amortization of Prior Service Cost	(0.2)	(0.2)	(0.2)
Recognized Net Actuarial Loss	5.9	6.1	2.7

Net Periodic Pension Cost	$11.5	$12.0	$7.4

	2005	2004	2003
Weighted average assumptions used to determine net periodic
benefit cost for years ended December 31:
Discount Rate	6.00%	6.25%	6.75%
Expected Long-Term return on plan assets	8.00	8.00	8.00
Rate of Compensation Increase	4.00	4.00	4.00
Weighted average assumptions used to determine benefit
obligations at December 31:
Discount Rate	5.75%	6.00%	6.25%
Rate of Compensation Increase	4.00	4.00	4.00

        On October 11, 2005, the Board of Directors of the Company, upon the recommendation of the Company’s Benefit and Investment Committee, approved an amendment to the Company’s Plan to be effective January 1, 2006. As a result of the amendment to the Plan, effective January 1, 2006 for certain employees of the Company, including certain of the Company’s Named Executive Officers included in the Plan, the future benefit calculation has been modified beginning after January 1, 2006. However, no participant’s final benefit will be less than the amount earned as of December 31, 2005. The impact of this amendment is reflected in the disclosures above.

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

          The Plan weighted average asset allocations at December 31, 2005, and 2004, by asset category are as follows:

	Target Allocations		Actual Allocations
	2005	2004	2005	2004
Asset Category:
Domestic equity funds	45.0%	40.0%	52.0%	42.0%
International equity funds	10.0	10.0	11.0	11.0
Domestic fixed income funds	35.0	40.0	23.0	34.0
International fixed income funds	10.0	10.0	10.0	10.0
Cash and cash equivalents	—	—	4.0	3.0

Total	100.0%	100.0%	100.0%	100.0%

 REMINGTON ARMSCOMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

Anticipated Contributions:

          The Company expects to make cash contributions of approximately $8.0 to the Plan in 2006.

          Estimated Future Benefit Payments — Following is a summary, as of December 31, 2005, of the estimated future benefit payments from the Plans to our retirees in each of the next five fiscal years and in the aggregate for five fiscal years thereafter.

2005
2006	$5.0
2007	5.6
2008	6.3
2009	7.3
2010	8.5
Years 2011-2015	61.0

Savings Plans:

        Prior to January 1, 2006, the Company sponsored a qualified defined contribution plan and matched 50% of a participant’s contributions up to a maximum of 6% of a participant’s compensation. All employees hired after May 31, 1996 were also eligible for a discretionary contribution. The Company’s matching expense and contribution to this plan was approximately $1.5 in 2005, and approximately $1.4 in both 2004 and 2003.

        Effective January 1, 2006, the Company opened a second qualified defined contribution plan that matches the first 4% of a participant’s contributions of a participant’s compensation (the “401(k) Plan”). The 401(k) Plan includes certain employees of the Company, including certain of the Company’s Named Executive Officers included in the Defined Benefit Plan. The existing qualified defined contribution plan that matches 50% of a participant’s contributions up to a maximum of 6% of a participant’s compensation remains for all employees not included in the 401(k) Plan.

        Effective January 1, 1998, the Company adopted a non-qualified defined contribution plan. The Company’s matching expense and contribution was $0.2 in 2005, and approximately $0.1 in both 2004 and 2003.

Postretirement Benefit Plan:

        The Company sponsors an unfunded postretirement defined benefit plan which provides certain employees and their covered dependents and beneficiaries with retiree health and welfare benefits.

Change in Benefit Obligation:

	2005	2004
Benefit Obligation at Beginning of Year	$21.6	$21.1
Service Cost	0.6	0.6
Interest Cost	1.3	1.3
Amendments	-	(0.8)
Actuarial Loss	0.2	0.2
Benefits Paid	(1.1)	(0.7)

Benefit Obligation at End of Year	$22.6	$21.6

Accrued Benefit Cost:

	2005	2004
Funded Status	$(22.6)	$(21.6)
Unrecognized Net Actuarial loss	3.4	3.9
Unrecognized Prior Service Cost	(5.1)	(5.7)

Accrued Postretirement Benefit Obligation	$(24.3)	$(23.4)

 REMINGTON ARMSCOMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

          The accrued postretirement benefit obligation is recorded on the consolidated balance sheet in the "Retiree Benefits net of Current Portion" line.

Components of Net Periodic Benefit Cost for the year ended December 31:

	2005	2004	2003
Service Cost	$0.6	$0.6	$0.6
Interest Cost	1.3	1.3	1.2
Net Amortization and Deferral	-	0.3	(0.2)

Net Periodic Benefit Cost	$1.9	$2.2	$1.6

Weighted average assumptions used to determine net periodic benefit cost for years ended December 31:

	2005	2004	2003
Discount Rate	6.00%	6.25%	6.75%
Rate of compensation increase	4.00%	4.00%	4.00%

Assumed Healthcare cost trend rates at December 31:

	2005	2004	2003
Healthcare cost trend rate assumed for next year	7.30%	8.05%	8.80%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	3.00%	3.25%	3.50%
Year that the rate reaches the ultimate trend rate	2011	2011	2011

Weighted average assumptions used to determine benefit obligations at December 31:

	2005	2004
Discount Rate	5.75%	6.00%
Rate of compensation increase	4.0%	4.0%

          Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost	$0.1	$0.1
Effect on accumulated postretirement benefit obligation	1.0	0.9

          Estimated Future Benefit Payments — Following is a summary, as of December 31, 2005, of the estimated future benefit payments for our postretirement benefit plan in each of the next five fiscal years and in the aggregate for five fiscal years thereafter.

2005
2006	$ 0.8
2007	1.0
2008	1.3
2009	1.6
2010	2.0
Years 2011-2015	12.2

 REMINGTON ARMSCOMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

Note 14—Debt

          At December 31, long-term debt consisted of the following:

	2005	2004
Revolving Credit Facility	$19.4	$1.8
10.5% Senior Notes due 2011	200.0	200.0
Capital Lease Obligations (Note 13)	1.4	0.8
Due to RACI Holding, Inc.	0.9	0.9

Subtotal	221.7	203.5
Less: Current Portion	0.4	0.6

Total	$221.3	$202.9

        On March 15, 2006, the Company entered into the Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), which replaces the 2003 Credit Agreement. Loans and other obligations outstanding under the 2003 Credit Agreement are governed and deemed to be outstanding under the amended and restated terms and conditions contained in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement amended certain terms of the 2003 Credit Agreement, including by;

•	Increasing the maximum revolver commitment of $140.0 million from $101.0 million, continuing to be subject to a borrowing base;

•	Extending the stated maturity of the Credit Facility to June 30, 2010 from January 23, 2008;.

•	Amended certain financial covenants, including by (i) decreasing the minumum amounts of Consolidated EBITDA (as defined in the Amended and Restated Credit Agreement) that we must maintain during certain periods and (ii) eliminating the leverage covenant;

•	Amending the definition of "Applicable Margin" so that the interest margin applicable to loans under the Amended and Restated Credit Agreement is determined based on Consolidated EBITDA (as defined in the Amended and Restated Credit Agreement) rather than leverage, beginning in 2007; and

•	Amending the minimum amounts of availibility under that Amended and Restatement Credit Agreement that, if not maintained, result in the imposition of a fixed charge coverage ratio covenant.

         Fees estimated of approximately $0.6 were capitalized in March 2006 as debt issuance costs and will be amortized over the life of the Amended and Restated Credit Agreement.

        The Company’s Amended and Restated Credit Agreement provides up to $140.0 of borrowings under an asset-based senior secured revolving credit facility through June 30, 2010. Amounts available under the Amended and Restated Credit Agreement are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable and eligible inventory in addition to the minimum availability requirement described below. The Amended and Restated Credit Agreement also includes a letter of credit sub-facility of up to $15.0, of which the Company has aggregate outstanding letters of credit of $5.1 as of December 31, 2005.

        On February 8, 2005, in connection with the passage of the one year requirement under the indenture governing the Notes referred to below to apply an amount equal to net proceeds from the sale of the fishing line business to permanently repay debt or reinvest in specified assets, the Company entered into a fourth amendment to the 2003 Credit Agreement, primarily to permanently reduce its commitments under the 2003 Credit Agreement from $125.0 to $101.0 and to amend the availability requirements as indicated below. As a result of the reduction in borrowing capacity, and in accordance with Emerging Issues Task Force No. 98-14 (“EITF 98-14”), the Company reduced its debt acquisition costs by $0.5 upon signing of the fourth amendment to the 2003 Credit Agreement in February 2005, the expense for which was recorded as Other Income on the Company’s accompanying statement of operations.

        On October 14, 2005, the Company entered into a fifth amendment, effective as of September 30, 2005, to the 2003 Credit Agreement to amend 2005 minimum EBITDA requirements, develop new minimum EBITDA requirements from January 1 through September 30, 2006, and extend the use of the availability test period from March 31, 2006 to January 1, 2007. A fee of less than $0.1 was capitalized in October as debt acquisition costs and is being amortized for fifteen months, which is the life of the amendment. Absent the fifth amendment, the Company would have been in violation of its minimum

 REMINGTON ARMSCOMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

EBITDA requirements as of September 30, 2005. The Company therefore assessed the classification of its outstanding borrowings under the 2003 Credit Agreement in accordance with the provisions of Emerging Issues Task Force 86-30, "Classifications of Obligations When a Violation is Waived by the Creditor" ("EITF 86-30"). While there can be no assurances, management believed based on current projections that the Company would be in compliance with its debt covenants during the next twelve months and, accordingly, classified the outstanding borrowings under the 2003 Credit Agreement as long term in the third and fourth quarters of 2005.

        Under the Amended and Restated Credit Agreement at March 31, 2009, the Company will revert back to the requirement of being in compliance with its original fixed charge coverage ratio that existed prior to the second amendment to the 2003 Credit Agreement in October 2003. Management believes that when the covenants revert on March 31, 2009, the Company could be in violation of such covenants and may need to seek measures for maintaining compliance such as further amendments to the Amended and Restated Credit Agreement, which management has obtained in the past with cooperation and assistance from its lending group. Management cannot give any assurance, however, that such future amendments, if needed, can be obtained, and no assurance has been provided from the Company’s lenders that the lenders will agree to any further modifications or amendments to the Company’s Amended and Restated Credit Agreement. If the Company was to fail to obtain such modifications, management may be required to seek and obtain alternative financing and no assurances can be given that the Company could do so, and if it did, no assurances could be given that such alternative financing would be on similar terms to the Company’s Amended and Restated Credit Agreement.

        Key terms of the Amended and Restated Credit Agreement now include the following:

(1)

The Company is required to maintain a specified minimum amount of availability during the period ending on the earlier of (i) March 31, 2009 and (ii) such date as the Company may determine (such period, the "Availability Test Period"). For any period during the Availability Test Period when such minimum availability requirement is not met, the Company must maintain a minimum fixed charge coverage ratio of 1.1 to 1.0. So long as the minimum availability requirement is met during the Availability Test Period, there is no requirement for the Company to meet the minimum fixed charge coverage ratio.

(2)

The Company is required to maintain specified minimum levels of Consolidated EBITDA (as defined in the Amended and Restated Credit Agreement) and determined a rolling four quarter basis during the Availability Test Period.

(3)

All of Remington’s domestic subsidiaries (other than Remington Steam) are either co-borrowers under, or guarantors of, the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement is collateralized by substantially all of the Company’s real and personal property, including without limitation all of the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of the Company's future foreign subsidiaries, if any.

(4)

Amounts outstanding under the Amended and Restated Credit Agreement bear interest at a rate equal to, at the Company’s option, (1) an alternate base rate plus applicable margin, or (2) a reserve adjusted LIBOR rate plus an applicable margin. These margins are subject to periodic adjustment based on certain levels of financial performance (based on Consolidated EBITDA) at various times during the term of the Amended and Restated Credit Agreement.

(5)

The Amended and Restated Credit Agreement contains limitations on capital expenditures exceeding $12.5 during any fiscal year, adjusted upward for any previously unspent amounts in prior years that were less than the annual $12.5 limitation. The Amended and Restated Credit Agreement allows for capital expenditures up to $23.5 in the 2006 fiscal year including unused capacity carried over from 2005.

(6)

The Amended and Restated Credit Agreement contains limitations on indebtedness, liens, investments, mergers and other acquisitions, asset dispositions, transactions with affiliates, and dividends and other distributions.

(7)	The Amended and Restated Credit Agreement contains customary events of default.

 REMINGTON ARMSCOMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

(8)

The Company is required to pay certain fees in connection with the Amended and Restated Credit Agreement, including (1) letter of credit fees, (2) agency fees and (3) an unused commitment fee of 0.375% is payable if the average revolver facility balance is 50% or more of the aggregate Revolver Commitments in effect on the first day of such month, subject to adjustment upward to 0.500% if the average outstanding Credit Facility balance for any month is less than 50% of the aggregate revolving commitments in effect on the first day of such month.

(9)	The Amended and Restated Credit Agreement contains other customary affirmative and negative covenants including but not limited to those listed above.

        The interest rate margin for the ABR and the Euro-Dollar loans at December 31, 2005 is 1.50% and 3.00%, respectively. The weighted average interest rate under the Company’s 2003 Credit Agreement was 6.70% and 4.90% for the year ended December 31, 2005 and 2004, respectively.

        As of December 31, 2005 approximately $23.7 in additional borrowing capacity was available as determined pursuant to the 2003 Credit Agreement.

        The Company’s $200.0 aggregate principal amount 10.5% Senior Notes due 2011 (the “Notes”) are redeemable at the option of the Company, in whole or in part, any time on or after February 1, 2007. The redemption price ranges from 105.3% of the principal amount in 2007 to 100% in the year 2009 and thereafter. In the event of a change in control, the Notes may be tendered at the option of the holders for the principal amount plus applicable interest and premium at that date. The Notes are unsecured senior obligations of the Company that are contractually pari passu with all existing and future senior indebtedness, if any, of the Company, but are effectively subordinate to secured indebtedness, including its indebtedness under the Amended and Restated Credit Agreement to the extent of the assets securing such indebtedness.

        The indenture for the Notes and the Amended and Restated Credit Agreement contain various restrictions on the Company’s ability to incur debt, pay dividends and enter into certain other transactions. In addition, the indenture for the Notes permits repurchases of the Notes on the open market, subject to limitations that may be contained in the Amended and Restated Credit Agreement.

Note 15—Leases

        Future minimum lease payments under capital leases and noncancellable operating leases, together with the present value of the net minimum capital lease payments at December 31, 2005, are as follows:

	Capital	Operating
	Leases	Leases
Minimum Lease Payments for Years Ending December 31:
2006	$0.4	$1.4
2007	0.4	1.3
2008	0.4	1.3
2009	0.2	1.3
2010	0.1	1.2
Thereafter	--	0.3
Total Minimum Lease Payments	1.5	$6.8
Less: Amount representing interest	0.1
Present Value of Net Minimum Lease Payments	$1.4

        Rental expenses for operating leases for 2005, 2004 and 2003 were $1.8, $1.8 and $1.6. The Company leases a portion of its equipment under operating leases that expire at various dates through 2011.

 REMINGTON ARMSCOMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

Note 16—Stock Purchase and Option Plans

        As of December 31, 2005, Holding has reserved 39,615 shares of the Class A Common Stock, par value $.01 per share, of Holding (“Common Stock”) for issuance in accordance with the terms of the RACI Holding, Inc. Stock Incentive Plan (the “1999 Stock Incentive Plan”) and the RACI Holding, Inc. 2003 Stock Option Plan (the “2003 Stock Option Plan”).

        As of December 31, 2005, 2,230 redeemable shares of Class A Common Stock, 6,637 redeemable deferred shares of Class A Common Stock and 427 matching options have been issued under the 1999 Stock Incentive Plan. Options to purchase 12,478 shares of Class A Common Stock have been granted under the 2003 Stock Option Plan. As previously disclosed in the Company's Form 8-K filed on February 28, 2006 under the Exchange Act, the Company's former Chief Operating Officer Ronald H. Bristol II resigned from his employment with the Company effective February 28, 2006. On February 28, 2006, Mr. Bristol entered into an agreement whereby his outstanding 2,270 options were cancelled, and his 781 deferred shares and 141 redeemable shares were converted into Class A Common Stock of Holding.

        At December 31, 2005, management has assessed the fair value of Common Stock to be approximately $160.00 per share with the assistance of a third party valuation.

        At December 31, 2005 options to purchase 12,905 shares of Common Stock were outstanding, at a per share exercise price of $220.31, of which 284 options were exercisable. Subject to the continued service of any option-holder, 143 of the options vest within the next year; 6,239 of the options vest ratably in June 2007 and 2008, respectively; and 6,239 of the options vest in June 2012. The vesting of options may be accelerated upon the occurrence of certain events specified in the plans including a change in control as defined therein. Options not exercised will expire on the tenth anniversary of the date of grant. The following is a summary of stock option activity under the 1999 Stock Incentive Plan and the 2003 Stock Option Plan:

	2005		2004		2003
	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price

Outstanding at January 1,	14,114	$220	15,138	$220	65,528	$152
Granted	—	—	—	$—	15,138	$220
Exercised	—	—	—	—	—	$—
Cancelled/Forfeited	1,209	$220	1,024	$220	65,528	$152

Outstanding at December 31,	12,905	$220	14,114	$220	15,138	$220

Exercisable at December 31,	284	$220	242	$220	—	$—

Weighted Average
Fair Value Options Granted	NA		NA		$11.52

        The exercise price of all outstanding options at December 31, 2005 is $220.31, and the weighted average contractual life on the unvested options outstanding at December 31, 2005 is estimated to be 4.2 years. Included in the 12,905 options above are 427 options that were granted in 2004 which are accounted for under FIN 44, “Accounting for Certain Transactions involving Stock Compensation”. If the market value of class A common stock increases, Holding is required to recognize as expense, which will be pushed down to the Company since the holders of the options are employees of the Company, the incremental difference above the grant value. For the remaining 12,478 shares of Common Stock, the Company has adopted the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment (“SFAS 123R”). See Note 6, “Summary of Significant Accounting Policies”.

Note 17—Investment in Unconsolidated Joint Venture

        In 2004, the Company entered into a joint venture agreement with ELSAG, Inc., an unaffiliated third party, to form RELES.  RELES sells and services a mobile license plate reading technology sold to state and local law enforcement agencies along with certain federal agencies. The agreement provides Remington a 50% ownership interest.  The agreement calls for each member to invest 50% of required capital investments and receive 50% of distributions, with a maximum contribution amount of $1.5 by each party.  In addition, Remington provides certain administrative support functions, while ELSAG, Inc. provides product technology support.  As a result of certain administrative support functions provided by Remington, the Company has a receivable from RELES at December 31, 2005 of $0.1.

 REMINGTON ARMSCOMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

        Management has assessed the accounting treatment of RELES under the provisions of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51 (“FIN 46R”), and APB 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”), and has concluded that RELES is a variable interest entity. However, as the Company is not the primary beneficiary, RELES is accounted for under the equity method of accounting. Accordingly, an investment is recognized on the Company’s balance sheet (included in “Other Noncurrent Assets”) at the carrying value of the Company’s cumulative cash contributions to RELES adjusted for the Company’s cumulative equity in (earnings) loss recorded on the Company’s statement of operations, and the Company’s 50% share of RELES’s operating results is recorded in the Company’s statement of operations (included in “Equity in (Earnings) Loss from Unconsolidated Joint Venture”) during each period that RELES produces financial results.

        The contribution total paid by the Company to RELES in 2005 was $1.0. There have been no significant revenues associated with RELES during any period.

        The following summarizes the Company’s investment account balance associated with RELES at:

	December 31, 2005	December 31, 2004
Account
Investment in Unconsolidated Joint Venture	$0.2	$0.2
Equity in Losses from Unconsolidated Joint
Venture	1.0	--

        Through December 31, 2005, the Company has made a total of $1.3 in cumulative cash contributions to RELES. The final payment of $0.2 was paid on March 15, 2006, and accordingly the Company has no more commitments to fund RELES, although the Company may do so.

Note 18—RACI Holding Recapitalization Transactions

        In the first quarter of 2003, Remington completed transactions related to the recapitalization of Holding, resulting in the current capital structure of the Company and Holding:

(1)	A private offering of $200.0 principal amount of Notes due in January 2011. See Note 14.

(2)	The closing by Remington of a credit facility expiring in January 2008, the 2003 Credit Agreement. See Note 14.

(3)	The issuance and sale by Holding, for $30.8, of 140,044 shares of common stock of Holding to Bruckmann, Rosser, Sherrill & Co. II, L.P. (the “BRS Fund”) and others.

(4)

 The issuance of $32.9 aggregate principal amount of senior notes of Holding (the “Holding Notes”). As of December 31, 2005, the Holding Notes had a carrying value of $39.8 due to accrued unpaid interest. The Clayton & Dubilier Private Equity Fund IV Limited Partnership (the “Fund”) holds all of the Holding Notes. The Company made a $100.0 dividend to Holding in connection with the funding of the repurchase of 722,981 shares of common stock and the cancellation of 64,144 options in respect of common stock of Holding.

Note 19—Commitments and Contingencies

Purchase Commitments

        The Company has various purchase commitments, approximating $7.5 for 2006, $2.0 for 2007, $1.0 for 2008, $0.6 for 2009 and $0.5 for 2010, for services incidental to the ordinary conduct of business, including, among other things, a services contract with its third party warehouse provider and commitments to the Company’s joint venture RELES. Such commitments are not at prices in excess of current market prices. Included in the purchase commitment amount are the Company’s purchase contracts with certain raw materials suppliers, for periods ranging from one to seven years, some of which contain firm commitments to purchase minimum specified quantities. During the fourth quarter of 2005, the Company entered into a settlement of a contract in the Firearms reporting segment, recognizing a $1.2 gain in the accompanying statement of operations included in the Other Income, net line item. That contract would otherwise have expired in 2012. The Company has leased equipment that allows the Company to manufacture its own steam supply as a result of the contract settlement and accordingly is no longer dependent on a third party for this manufacturing requirement. Otherwise, such contracts had no significant impact on the Company’s financial condition, results of operations, or cash flows during the reporting periods presented herein.

 REMINGTON ARMSCOMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

Product Liability Litigation

        Since December 1, 1993, we have maintained insurance coverage for product liability claims subject to certain self-insured retentions on a per-occurrence basis for personal injury or property damage relating to occurrences arising after the Acquisition. We believe that our current product liability insurance coverage for personal injury and property damage is adequate for our needs. Our current product liability insurance policy runs from December 1, 2005 through November 30, 2006 and provides for a self-insured retention of certain self-insured retention amounts per occurrence. It also includes a limited batch clause provision. Applicable to our primary Products policy, this allows that a single retention be assessed when the same defects manufactured in a common lot or batch results in multiple injuries or damages to third parties. The policy excludes from coverage any pollution-related liability. Based in part on the nature of our products, and the impact on the insurance market of September 11, 2001 and more recent weather-related and other events, there can be no assurance that we will be able to obtain adequate product liability insurance coverage upon the expiration of the current policy. Certain of our current excess insurance coverage expressly excludes actions brought by municipalities as described below.

        As a result of contractual arrangements, we manage the joint defense of product liability litigation involving Remington brand firearms and our ammunition products for both Remington and the Sellers. As of December 31, 2005, approximately 19 individual bodily injury cases and claims were pending, primarily alleging defective product design, defective manufacture and/or failure to provide adequate warnings; some of these cases seek punitive as well as compensatory damages. We have previously disposed of a number of other cases involving post-Acquisition occurrences by settlement. Of the individual cases and claims pending as of December 31, 2005, one involves a matter for which the Sellers retained liability and are required to indemnify us by a federal district court jury in Utica, New York, in the trial of a discontinued product matter. The remaining approximately 18 pending cases involve post-Acquisition occurrences for which we bear responsibility under the Purchase Agreement; the Sellers have some responsibility for the costs of one of these cases involving certain shotguns.

         The relief sought in individual cases includes compensatory and, sometimes, punitive damages. Not all complaints or demand letters expressly state the amount of damages sought. As a general matter, when specific amounts are provided, compensatory damages sought range from less than $0.1 to more than $10.0, while demands or punitive damages may range from less than $0.5, to as much as $100.0. Of the 18 individual post-Acquisition claims pending as of December 31, 2005, where specific initial demands have been made, claimants purport to seek approximately $22.3 in compensatory and an unspecified amount in punitive damages. In the Company’s experience, initial demands do not generally bear a reasonable relationship to the facts and circumstances of a particular matter, and in any event, typically are reduced significantly as a case proceeds. The Company believes that its accruals for product liability cases and claims are a superior quantitative measure of the cost to it of product liability cases and claims.

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

        As a general matter, these lawsuits named several dozens of firearm industry participants as defendants, and claim that the defendants’ distribution practices allegedly permitted their products to enter a secondary market, from which guns can be obtained by unauthorized users; that defendants fail to include adequate safety devices in their firearms to prevent unauthorized use and accidental misuse; and that defendants’ conduct has created a public nuisance. Plaintiffs generally seek injunctive relief and money damages (consisting of the cost of providing certain city services and lost tax and other revenues), and in some cases, punitive damages, as well.

 REMINGTON ARMSCOMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

          To date, most municipal lawsuits have been dismissed and are no longer subject to appeal, including that involving local California governments. The remaining lawsuits are in various stages of motion practice, discovery, and trial preparation. A majority of states have enacted some limitation on the ability of local governments to file such lawsuits against firearms manufacturers. In addition, similar legislation limiting such lawsuits on a federal level has been passed in both houses of Congress, most recently by the House of Representatives on October 20, 2005. President Bush signed the Protection of Lawful Commerce in Arms Act on October 26, 2005. However, the court hearing the City of New York’s case against handgun manufacturers has held that the law does not prohibit that lawsuit; the decision is being appealed to the U.S. Court of Appeals for the Second Circuit.

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

        The Sellers’ overall liability in respect of their representations, covenants and the Excluded Liabilities under the Purchase Agreement, excluding environmental liabilities and product liability matters relating to events occurring prior to the purchase but not disclosed, or relating to discontinued products, is limited to $324.8. With a few exceptions, the Sellers’ representations under the Purchase Agreement have expired. We made claims for indemnification involving product liability issues prior to such expiration. See “—Legal Proceedings”.

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

 REMINGTON ARMSCOMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

        At December 31, 2005 and 2004, the Company’s accrual for product liability cases and claims was $10.1 and $13.4, respectively. The amount of the Company’s accrual for product liability cases and claims is based upon estimates developed as follows. We establish reserves for anticipated defense and disposition costs to us of those pending cases and claims for which we are financially responsible. Based on those estimates and an actuarial analysis of actual defense and disposition costs incurred by the Company with respect to product liability cases and claims in recent years, the Company determines estimated defense and disposition costs for unasserted product liability cases and claims. The Company combines the estimated defense and disposition costs for both pending and unasserted cases and claims to determine the amount of the Company’s accrual for product liability cases and claims. It is reasonably possible additional experience could result in further increases or decreases in the period in which such information is made available. The Company believes that its accruals for losses relating to such cases and claims are adequate. The Company’s accruals for losses relating to product liability cases and claims includes accruals for all probable losses the amount of which can be reasonably estimated. Based on the relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, the Company’s accruals for the uninsured costs of such cases and claims and the Sellers’ agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as well as the type of firearms products made by the Company), the Company does not believe with respect to product liability cases and claims that any reasonably possible loss exceeding amounts already recognized through the Company’s accruals has been incurred.

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

 REMINGTON ARMSCOMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

Note 20—Income Taxes

The provision (benefit) for income taxes consists of the following components:

Federal:	2005	2004 As Restated	2003 As Restated
Current	($2.4)	($5.2)	$--
Deferred	2.9	17.4	(3.5)
State:
Current	--	0.2	0.7
Deferred	(0.1)	1.6	(0.1)
	$0.4	$14.0	$(2.9)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	2005		2004 As Restated
	Current	Noncurrent	Current	Noncurrent
Deferred tax assets:
Accrued employee and retiree benefits	$ 3.8	$ 19.2	$ 3.9	$ 17.5
Product, environmental and other liabilities	1.4	3.8	1.2	3.6
Receivables and inventory	3.4	-	3.4	0.1
Other comprehensive income	--	3.4	--	1.1
Federal tax credits	--	0.4	--	--
State tax credits	--	1.5	0.2	0.6
Net operating losses	--	1.6	--	--
Total deferred tax assets	8.6	29.9	8.7	$ 22.9
Valuation allowance	(5.8)	(19.8)	(4.4)	(11.1)
Net deferred tax asset	2.8	10.1	4.3	11.8
Deferred tax liabilities:
Property, plant and equipment	-	(11.4)	-	(13.1)
Intangibles	--	(7.6)	--	(7.2)
Other comprehensive income	(2.0)	--	(1.5)	-
Total deferred tax liabilities	(2.0)	(19.0)	(1.5)	(20.3)
Net deferred tax asset (liability)	$ 0.8	$ (8.9)	$ 2.8	$ (8.5)

As of December 31, 2005, a valuation allowance of approximately $25.6 has been established against deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) as compared to the $15.5 reserve that existed as of December 31, 2004. The $10.1 net increase in the valuation allowance consisted of an increase of $8.7 taken as a charge against earnings, primarily related to the $5.9 increase in net deferred tax assets in 2005 for which the benefits may not be realized and an increase of $2.8 due to a change in the realizability of the valuation allowance due to the carryback of the 2005 tax loss recovering the federal income taxes previously paid in the carryback period. The $1.4 was recorded against equity as a component of other comprehensive income directly related to the increase in the minimum pension liability. The income tax benefits related to the current year net operating loss are offset by the valuation allowance as the realization of these tax benefits is not certain.  Therefore, the income tax expense in the statements of operations primarily reflects state income taxes and the change in the realizability of the valuation allowance.

 REMINGTON ARMSCOMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

        Realization of the deferred tax assets is largely dependent upon future profitable operations, if any, and the reversals of existing taxable temporary differences. As a result of pre-tax losses from continuing operations and future taxable income expected to arise primarily from the reversal of and creation of temporary differences for the foreseeable future, we determined that in accordance with SFAS No. 109, it is not appropriate to recognize these deferred tax assets. Although there can be no assurance that such events will occur, the valuation allowance may be reversed in future periods to the extent that the related deferred income tax assets no longer require a valuation allowance under the provisions of SFAS No. 109.

        Income tax payments were approximately zero, $5.6, and $1.8 in 2005, 2004 and 2003, respectively. In 2005, there were tax refunds of approximately $2.4.

        At December 31, 2005 the Company has various losses, credit and other carry-forwards available to reduce future taxable income and tax thereon. The carry-forwards, as well as the related tax benefits associated with the carry-forwards, will expire as follows:

Expiration	US Federal loss	State loss	Tax credit and other
	carry-forwards	carry-forwards	carry-forwards
1 - 5 years	$ --	$ 0.5	$ --
6 - 20 years	--	1.1	0.4
Beyond 20 years	0.4	--	1.1
Total	$ 0.4	$ 1.6	$ 1.5

        The following is a reconciliation of the statutory federal income tax rate to the Company's effective income tax rates:

	2005		2004		2003
Federal statutory rate	(35	.0)%	(35	.0)%	35.0%
State income taxes, net of Federal benefits	0.4		(1.2)		(0.4)
Permanent differences	3.6		0.7		(2.8)
State tax net operating losses, net of Federal benefits	(10.0)		--		(4.0)
State tax credits, net of Federal benefits	(4.4)		--		(0.2)
Increase in valuation allowance	53.4		418.0		--
Federal tax credits	(2.3)		(1.1)		--
Other	(3.3)		(2.9)		2.5
Effective income tax rate	2.4%		378.5%		(39	.5)%

         The Company is currently subject to ongoing audits by various state tax authorities. Depending on the outcome of these audits, the Company may be required to pay additional taxes, related penalties or interest. However, management does not believe that any additional taxes and related interest or penalties would have a material impact on the Company’s financial position, results of operations, or cash flows.

        On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the “Jobs Act”) into law. The Jobs Act includes provisions that, based on our level of profitability, may materially affect the Company’s accounting for income taxes. The Company has assessed the impact of the Jobs Act and has determined it had no impact on 2004 or 2005 due to the Company’s operating performance.

Note 21—Related Party Transactions

        BRSE, L.L.C., the general partner of the BRS Fund, which owned 60.7% of the outstanding Common Stock of Holding at December 31, 2005 as calculated on a fully diluted basis, is a private investment fund managed by Bruckmann, Rosser, Sherrill & Co. L.L.C. (“BRS”). The CDR Fund, which owned 12.8% of the outstanding Common Stock of Holding at December 31, 2005 (and through proxy controled 26.3% of the voting rights), is a private investment fund managed by Clayton, Dubilier & Rice, Inc. (“CD&R”). CD&R also holds the Holding Notes. Both BRS and CD&R receive an annual fee for management and financial consulting services provided to the Company and reimbursement of related expenses. Fees and expenses paid to CD&R were $0.6 in 2005, 2004 and 2003. Fees and expenses paid to BRS were $0.5 in 2005, 2004 and 2003.

 REMINGTON ARMSCOMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

        Remington paid fees to the law firm of Debevoise & Plimpton LLP during 2005 for legal services rendered. Franci J. Blassberg, Esq., a member of Debevoise&Plimpton LLP, is married to Joseph L. Rice, III, who is Chairman, director and stockholder of CD&R and a general partner of Associates IV. Fees and expenses paid to Debevoise & Plimpton LLP for 2005, 2004, and 2003 were $0.4, $0.5, and $2.8. A portion of the 2003 fees and expenses consisted of fees and expenses related to the Transaction and the offering of the old notes.

        On January 24, 2003, the Company declared and paid a $100.0 dividend to all shareholders of record in connection with the funding of the repurchase by Holding of Holding Common Stock completed on February 12, 2003. In connection with the recapitalization, the 64,144 outstanding options to purchase common stock of Holding were accelerated with respect to vesting and these options were subsequently cancelled, which resulted in $4.5 of other compensation expense based on the difference in the price paid for the acceleration of the vesting of the options and the exercise price of the then outstanding options. Holding contributed capital of $4.5 in cash to pay for the impact of the cancellation. As a result of refinancing the Old Credit Facility for the Credit Facility on January 24, 2003, $1.5 of remaining unamortized debt issuance costs were expensed. The Company also paid additional interest of $0.7 for the early redemption of the Refinanced Notes. All of the above, except for $100.0 dividend to Holding, were recorded in Other Unusual Charges in the accompanying statement of operations.

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

        On September 30, 2004, Holding contributed to the Company $0.6 in anticipation of a payout to retire Holding deferred and common shares owed to a Named Executive Officer. The Company filed a Form 8-K on November 19, 2004 disclosing this event. On November 30, 2004, the Company paid the amount on behalf of Holding to settle the amount owed.

        During 2003, Holding paid $1.0 to vendors on behalf of the Company associated with the recapitalization of the Company in February 2003 as described in Note 18. The fees paid were primarily associated with legal and accounting costs in connection with the equity recapitalization transactions. The fees are appropriately treated as a reduction in capital as equity has no maturity date, as compared to the debt issuance costs which are capitalized and amortized over the life of the debt instrument.

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

        During 2005, Holding contributed to the Company $0.1 associated with cash reserves at Holding that were transferred to the Company.

        As of December 31, 2005, $1.0 is due to RACI Holding, Inc. which represents three notes established in connection with a Kentucky tax credits program.

Note 22—Financial Instruments

        The estimated fair value of the Company’s debt at December 31, 2005 was $198.6 compared to a carrying value of $221.7. The estimated fair value and the carrying value of the Company’s debt at December 31, 2004 was $187.5 and $203.5, respectively. The estimated fair value of long-term debt is primarily based upon quoted market prices for the Company’s Notes, and based upon carrying value for the Company’s short term indebtedness and its variable-rate Credit Facility.

        The Company purchases copper and lead options contracts to hedge against price fluctuations of expected commodity purchases. The options contracts limit the unfavorable effect that price increases will have on metal purchases. At December 31, 2005 the fair value of the Company’s outstanding derivative contracts relating to firm commitments and expected purchases (aggregate notional amount 40.7 million pounds of copper and lead) up to one year from such date was $5.6 as determined with the assistance of a third party, which is recorded in prepaid expenses and other current assets. Net gains/(losses) on a net-of-tax basis of $2.2, $2.5, and ($0.3) on derivative instruments were reclassified to cost of goods sold from accumulated other comprehensive income (loss) based on inventory turns, during the year-to-date periods ended December 31, 2005, 2004, and 2003, respectively.

 REMINGTON ARMSCOMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

Note 23—Segment Information

        The Company identifies its reportable segments in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). Based upon SFAS 131, the Company’s business is classified into three reportable segments: Firearms, which designs, manufactures, and markets recreational shotguns and rifles; Ammunition, which designs, manufactures and markets sporting ammunition and ammunition reloading components; and All Other, which includes accessory related gun products, the manufacture and marketing of clay targets and powdered metal products, licensed products, and the distribution of security products to the federal agency, law enforcement, and military markets. Other reconciling items include corporate, other assets not allocated to the individual segments and discontinued operations. The chief operating decision maker is the president and chief executive officer.

        The Company primarily evaluates the performance of its segments and allocates resources to them based on Adjusted EBITDA. Adjusted EBITDA differs from the term “EBITDA” as it is commonly used, and is substantially similar to the measure “Consolidated EBITDA” that is used in the indenture for the Notes. In addition to adjusting net income to exclude income taxes, interest expense, and depreciation and amortization, Adjusted EBITDA also adjusts net income by excluding items or expenses not typically excluded in the calculation of “EBITDA”, such as noncash items, gain or loss on asset sales or write-offs, extraordinary, unusual or nonrecurring items, and certain “special payments” to Remington employees who hold options and deferred shares in respect of Holding common stock, consisting of amounts that are treated as compensation expense by Remington and are paid in connection with payments of dividends to holders of Holding common stock. Adjusted EBITDA is not a measure of performance defined in accordance with accounting principles generally accepted in the United States. However, management believes that Adjusted EBITDA is useful to investors in evaluating the Company’s performance because it is a commonly used financial analysis tool for measuring and comparing companies in the Company’s industry in areas of operating performance. Adjusted EBITDA should not be considered as an alternative to net income as an indicator of the Company’s performance or as an alternative to net cash provided by operating activities as a measure of liquidity and may not be comparable to similarly titled measures used by other companies.

        Reportable segments were separately identified based on segment revenue, Adjusted EBITDA and assets. Firearms accounted for approximately 49%, 49%, and 50% of our net sales in 2005, 2004 and 2003, respectively, and ammunition accounted for approximately 45%, 45%, and 44% of our net sales in each of 2005, 2004, and 2003, respectively. The Company has no material intersegment revenue.

Information on Segments:

	2005	2004	2003
Net Sales:
Firearms	$202.2	$193.4	$181.3
Ammunition	184.5	176.1	157.1
All Other	23.7	23.5	22.3

Consolidated Net Sales	$410.4	$393.0	$360.7

Adjusted EBITDA:
Firearms	$21.4	$25.8	$19.2
Ammunition	6.6	11.3	13.2
All Other	3.1	4.0	3.5
Other Reconciling Items	0.3	(2.5)	3.7

Consolidated Adjusted EBITDA	$31.4	$38.6	$39.6

 REMINGTON ARMSCOMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

Assets:
Firearms	$153.3	$137.8	$118.7
Ammunition	114.6	110.4	102.0
All Other	15.5	12.8	10.0
Other Reconciling Items	79.9	93.4	132.0

Consolidated Assets	$363.3	$354.4	$362.7

Gross Capital Expenditures:
Firearms	$4.3	$4.8	$4.3
Ammunition	3.9	3.8	2.0
All Other	0.1	0.2	0.1
Other Reconciling Items	1.8	0.7	0.5

Gross Consolidated Capital Expenditures	$10.1	$9.5	$6.9

Reconciliation of Loss from Operations to Adjusted EBITDA

	Year ended December 31,
	2005	2004	2003
Adjusted EBITDA	$31.4	$38.6	$39.6
Adjustments:
Depreciation & Amortization (A)	9.6	9.2	9.5
Interest Expense(B)	26.4	24.7	24.8
Other noncash charges (C)	6.0	7.4	3.4
Equity in loss Unconsolidated Joint Venture	1.0	—	—
Non-recurring and Restructuring Items (D)	4.9	(12.7)	0.4
Other Unusual Charges(E)	—	—	6.7
Income Taxes(B)	0.4	14.1	(2.0)

Net Income (Loss)	$(16.9)	(4.1)	(3.2)

(A)	Excludes amortization of deferred debt issuance costs of $1.8, $1.9 and $1.8, in 2005, 2004 and 2003, respectively, which is included in interest expense.

(B)	Amounts include interest expense of zero, $0.1, and $1.8, and income tax expense of zero, $0.1, and $0.9, in 2005, 2004 and 2003, respectively, which was reclassified to discontinued operations.

(C)

 Non-cash charges consist of the following: (i) for the year ended December 31, 2003, a $2.9 accrual for retiree benefits and a $0.5 loss on disposal of assets; (ii) for the year ended December 31, 2004, a $7.1 accrual for retiree benefits and a $0.3 loss on disposal of assets; and (iii) for the year ended December 31, 2005, a $5.6 accrual for retiree benefits and a $0.4 loss on disposal of assets.

(D)

 Nonrecurring and restructuring expenses consist of the following: (i) for the year ended December 31, 2003, $0.2 of severance costs and $0.2 loss on disposal of assets; (ii) for the year ended December 31, 2004, $13.6 gain from the disposal of discontinued operations; offset by $0.7 from the fees associated with an exclusive distribution agreement and $0.2 for accrued severance and (iii) for the year ended December 31, 2005, $0.6 for severance charges, $0.3 for fees associated with an exclusive distribution agreement, a write-off of debt issuance costs of $0.5 associated with the permanent reduction in borrowing capacity, $1.0 associated with the write-down in embellishing fixed assets in the Firearms reporting unit, and impairment charges of $3.7 associated with the write-down in goodwill, trademarks, and fixed assets of the Clay Targets reporting unit, offset by $1.2 gain associated with the settlement of a contract in the Firearms reporting unit.

(E)

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

 REMINGTON ARMSCOMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

Geographic Information:

	2005	2004	2003
Net Sales:
Domestic	$388.0	$373.1	$340.9
Foreign	22.4	19.9	19.8

Consolidated Net Sale	$410.4	$393.0	$360.7

        There are no material assets owned by the Company outside the United States. Approximately 17% of the Company’s net sales in 2005, 16% in 2004, and 19% in 2003 consisted of sales made to a single customer. This customer affects sales to both our Firearms and Ammunition segments. The Company’s sales to this customer are not governed by a written contract between the parties. Although the Company believes its relationship with this customer is good, the loss of this customer or a substantial reduction in sales to this customer could adversely affect the Company’s financial condition or results of operations. No other single customer comprises greater than or equal to 10% of sales.

 REMINGTON ARMSCOMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

Note 24—Financial Position and Results of Operations of Remington Arms Company, Inc.

          The following condensed consolidating financial data provides information regarding the financial position and results of operations of Remington Arms Co, Inc., including Remington’s 100% owned subsidiaries, RA Brands, L.L.C., and RA Factors, Inc. Separate financial statements of Holding, Remington’s sole shareholder, are not presented because management has determined that they would not be material to holders of the Company’s public securities, the Notes. Holding is not a guarantor of the Notes. The Notes are fully and unconditionally guaranteed on a joint and several basis by all of Remington’s subsidiaries. Holding does not have any significant independent operations or assets other than its ownership interest in Remington. Holding has $39.8 aggregate principal amount, including accrued interest, of senior notes due in 2010 and 2011 which were created during the recapitalization of Holding in February 2003.

REMINGTON ARMS COMPANY, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2005

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co. and Subsidiaries
ASSETS
Current Assets	$114.9	$98.1	$—	$213.0
Receivable from Remington, Net	—	129.6	129.6	—
Equity method investment in subsidiaries	231.6	—	231.6	—
Noncurrent Assets	106.9	43.4	—	150.3

Total Assets	$453.4	$271.1	$361.2	$363.3

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities	$43.9	$32.7	$—	$76.6
Payable to RACI Holding, Inc., Net	1.0	—	—	1.0
Payable to RA Brands, L.L.C., Net	75.7	—	75.7	—
Payable to RA Factors, Inc., Net	53.9	—	53.9	—
Noncurrent Liabilities	290.0	6.8	—	296.8
Shareholder’s Equity	(11.1)	231.6	231.6	(11.1)

Total Liabilities and Shareholder’s Equity	$453.4	$271.1	$361.2	$363.3

 REMINGTON ARMSCOMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

REMINGTON ARMS COMPANY, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2004
(Restated)

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co. and Subsidiaries
ASSETS
Current Assets	$108.4	$84.9	$—	$193.3
Receivable from Remington, Net	—	120.3	120.3	—
Equity method investment in subsidiaries	210.2	—	210.2	—
Noncurrent Assets	122.9	38.2	—	161.1

Total Assets	$441.5	$243.4	$330.5	$354.4

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities	$39.9	$33.2	$—	$73.1
Payable to RACI Holding, Inc. Net	0.9	—	—	0.9
Payable to RA Brands, L.L.C., Net	64.4	—	64.4	—
Payable to RA Factors, Inc., Net	55.9	—	55.9	—
Noncurrent Liabilities	270.5	—	—	270.5
Shareholder’s Equity	9.9	210.2	210.2	9.9

Total Liabilities and Shareholder’s Equity	$441.5	$243.4	$330.5	$354.4

 REMINGTON ARMSCOMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

REMINGTON ARMS COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Year Ended December 31, 2005	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co. and Subsidiaries
Sales	$410.4	$—	$—	$410.4
Gross Profit	85.5	—	—	85.5
Subsidiary Income (Expense)	(28.0)	28.0	—	—
Income from Equity Investees	21.4	—	21.4	—
Net (Loss) Income	(16.9)	21.4	21.4	(16.9)

Year Ended December 31, 2004 (Restated)	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co. and Subsidiaries
Sales	$393.0	$—	$—	$393.0
Gross Profit	90.5	—	—	90.5
Subsidiary Income (Expense)	(26.7)	26.7	—	—
Income from Equity Investees	23.5	—	23.5	—
Net (Loss) Income	(4.1)	23.5	23.5	(4.1)

Year Ended December 31, 2003 (Restated)	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co. and Subsidiaries
Sales	$360.7	$—	$—	$360.7
Gross Profit	90.5	—	—	90.5
Subsidiary Income (Expense)	(25.7)	25.7	—	—
Income from Equity Investees	11.2	—	11.2	—
Net (Loss) Income	(3.2)	11.2	11.2	(3.2)

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

REMINGTON ARMS COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
December 31, 2005

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co. and Subsidiaries
Operating Activities
Net Cash Used in Operating Activities	$(6.0)	$—	$—	$(6.0)

Investing Activities
Purchase of Property, Plant &Equipment	(9.4)	—	—	(9.4)
Premiums Paid for Company Owned Life Insurance	(0.7)	—	—	(0.7)
Cash Contribution to Unconsolidated Joint Venture	(1.0)	—	—	(1.0)

Net Cash Used in Investing Activities	(11.1)	—	—	(11.1)

Financing Activities
Net Borrowings on Revolving Credit Facility	17.6	—	—	17.6
Principal Borrowings on Long-Term Debt	0.6	—	—	0.6
Cash Contribution from RACI Holding, Inc.	0.1	—	—	0.1
Change in Book Overdraft	(1.1)	—	—	(1.1)

Net Cash Provided by Financing Activities	17.2	—	—	17.2

Change in Cash and Cash Equivalents	0.1	—	—	0.1
Cash and Cash Equivalents at Beginning of Year	0.4	—	—	0.4

Cash and Cash Equivalents at End of Year	$0.5	$—	$—	$0.5

 REMINGTON ARMSCOMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

REMINGTON ARMS COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
December 31, 2004
(Restated)

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co. and Subsidiaries
Operating Activities
Net Cash Used in Operating Activities	$(11.9)	$—	$—	$(11.9)
Net Cash Provided by Discontinued Operations	0.1	—	—	0.1

Net Cash Used in Operating Activities	(11.8)	—	—	(11.8)

Investing Activities
Net Proceeds from Sale of Assets	16.3	26.5	—	42.8
Dividends Received	26.5	—	(26.5)	—
Capital Expenditures	(7.8)	—	—	(7.8)
Proceeds from Sale of Property, Plant & Equipment	0.4	—	—	0.4
Cash Contribution to Unconsolidated Joint Venture	(0.3)	—	—	(0.3)

Net Cash Provided by Investing Activities	35.1	26.5	(26.5)	35.1

Financing Activities
Net Payments on Revolving Credit Facility	(26.5)	—	—	(26.5)
Cash Dividends Paid	(2.2)	(26.5)	26.5	(2.2)
Principal Payments on Long-Term Debt	(0.5)	—	—	(0.5)
Capital Contributions from RACI Holding, Inc.	3.2	—	—	3.2
Amount Paid on Behalf of RACI Holding, Inc.	(0.6)	—	—	(0.6)
Decrease Book Overdraft	3.3	—	—	3.3

Net Cash Used in Financing Activities	(23.3)	(26.5)	26.5	(23.3)

Increase (Decrease) in Cash and Cash Equivalents	—	—	—	—
Cash and Cash Equivalents at Beginning of Period	0.4	—	—	0.4

Cash and Cash Equivalents at End of Year	$0.4	—	—	$0.4

 REMINGTON ARMSCOMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

REMINGTON ARMS COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
December 31, 2003

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co. and Subsidiaries
Operating Activities
Net Cash Used in Operating Activities from Continuing Operations	$(5.7)	$(0.1)	$—	$(5.8)
Net Cash Used in Operating Activities of Discontinued Operations	(1.5)	—	—	(1.5)
Net Cash Used in Operating Activities	$(7.2)	$(0.1)	$—	$(7.3)

Investing Activities
Capital Expenditures	(6.8)	—	—	(6.8)
Net Cash Used in Investing Activities from Continuing Operations	(6.8)	—	—	(6.8)

Net Cash Used in Operating Activities of Discontinued Operations	(0.1)	—	—	(0.1)
Net Cash Used in Investing Activities	(6.9)	—	—	(6.9)

Financing Activities
Net Borrowings from Revolving Credit Facility	17.3	—	—	17.3
Cash Dividends Paid	(103.3)	—	—	(103.3)
Proceeds from Issuance of Long-Term Debt	200.0	—	—	200.0
Principal Payments on Long-Term Debt	(87.8)	—	—	(87.8)
Capital Contributions from RACI Holding, Inc.	4.5	—	—	4.5
Book Overdraft	(4.1)	—	—	(4.1)
Debt Issuance Costs	(12.4)	—	—	(12.4)

Net Cash Provided by Financing Activities	14.2	—	—	14.2

Increase (Decrease) in Cash and Cash Equivalents	0.1	(0.1)	—	—
Cash and Cash Equivalents at Beginning of Period	0.3	0.1	—	0.4

Cash and Cash Equivalents at End of Period	$0.4	$—	$—	$0.4

 REMINGTON ARMSCOMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

Note 25—Quarterly Financial Data (unaudited)

	As Reported	As Restated
2005	First	First	Second	Third	Fourth
Net Sales	$84.9	$84.9	$92.7	$124.5	$108.3
Gross Profit	17.7	17.7	17.5	25.6	24.7
Net (Loss) Income from continued operations(1)(2)	(10.1)	(10.0)	(7.6)	(0.2)	1.0
Net Income from discontinued operations	(0.1)	(0.1)	--	--	--
Net (Loss) Income(1)(2)	(10.2)	(10.1)	(7.6)	(0.2)	1.0
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
2004	First	First	Second	Second	Third	Third	Fourth	Fourth
Net Sales	$83.9	$83.9	$87.2	$87.2	$119.2	$119.2	$102.7	$102.7
Gross Profit	19.5	19.5	16.5	16.5	29.1	29.1	25.4	25.4
Net (Loss) Income from continuing operations(2)	(2.5)	(2.4)	(4.3)	(4.3)	0.9	0.9	(11.7)	(11.9)
Net (Loss) Income from discontinued operations	(0.2)	(0.2)	0.3	0.3	-	-	(0.1)	(0.1)
Gain on Sale of Assets	13.0	13.0	0.5	0.5	-	-	0.1	0.1
Net Income (Loss)(1)	10.3	10.4	(3.5)	(3.5)	0.9	0.9	(11.7)	(11.9)

(1)	Impairment charges of $3.7 were recorded in the first quarter of 2005 associated with the Clay Targets reporting unit - See Note 4.

(2)	A valuation allowance of $15.5 was recorded on the Company's deferred tax asset in December 2004 and was increased to $25.6 throughout 2005 ($2.6 in the first quarter, $2.6 in the second quarter, $0.4 in the third quarter, and $3.1 in the fourth quarter, with an equity reduction in the fourth quarter of $1.4) - See Note 20.

Schedule II

REMINGTON ARMS COMPANY, INC.

Valuation and Qualifying Accounts

Years Ended December 31, 2005, 2004, and 2003

(Dollars in Millions)

	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions to Reserve	Balance at End of Period
Description:
Deducted from Asset Account:
Allowance for Doubtful Accounts
YEAR ENDED
December 31, 2005	$ (0.5)	$ 0.0	$ 0.0	$ (0.5)
YEAR ENDED
December 31, 2004	$ (0.5)	$ 0.0	$ 0.0	$ (0.5)
YEAR ENDED
December 31, 2003	$ (2.1)	$ 0.8	$ 0.8	$ (0.5)
Description:
Deducted from Asset Account:
Inventory Reserves
YEAR ENDED
December 31, 2005	$ (1.6)	$ (1.2)	$ 0.9	$ (1.9)
YEAR ENDED
December 31, 2004	$ (2.7)	$ (0.9)	$ 2.0	$ (1.6)
YEAR ENDED
December 31, 2003	$ (2.5)	$ (1.8)	$ 1.6	$ (2.7)
Description:
Deducted from Asset Account:
Valuation for Deferred Tax Assets
YEAR ENDED
December 31, 2005	$ (15.5)	$ (8.7)	$ (1.4)	$ (25.6)
YEAR ENDED
December 31, 2004	$ 0.0	$ (15.5)	$ 0.0	$ (15.5)
YEAR ENDED
December 31, 2003	$ 0.0	$ 0.0	$ 0.0	$ 0.0

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On November 9, 2005, the Company’s shareholder voted to appoint Grant Thornton LLP as the Company’s independent registered public accounting firm, effective November 14, 2005, as disclosed in the Company’s Form 8-K filed on November 15, 2005 with the SEC. Grant Thornton LLP replaced PricewaterhouseCoopers LLP as the Company’s principal accountant.

        There were no other matters subject to this item to disclose.

Item 9A.       CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act, which are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        As of and for the period ended December 31, 2005 (the “Evaluation Date”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at the Evaluation Date.

        Furthermore, there have been no changes in internal control over financial reporting that occurred during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires a company that is not an accelerated filer, such as the Company, to report on the effectiveness of their internal control over financial reporting beginning with their 2007 Annual Report on Form 10-K, which we are required to file such report with the SEC no later than March 31, 2008. Our independent registered public accounting firm will be required to attest to that report. Our management has been and is continuing to work to ensure that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

Name	Age	Position
Leon J. Hendrix, Jr.(a)(b)(e)	64	Director, Chairman
B. Charles Ames	80	Director
Michael G. Babiarz(a)(e)	40	Director
Bobby R. Brown(a)(b)(c)	73	Director
Richard A. Gilleland(b)(c)(d)	61	Director
Richard E. Heckert(b)(c)(d)	82	Director
Hubbard C. Howe(c)(e)	77	Director
Thomas E. Ireland(b)(e)	56	Director
Thomas F. L'Esperance(e)	57	Director
H. Norman Schwarzkopf(b)(d)	71	Director
Stephen C. Sherrill(a)(e)	53	Director
Thomas L. Millner(a)(b)	52	Director, President and Chief Executive Officer
Mark A. Little	58	Executive Vice President, Chief Financial Officer, and Chief
		Administrative Officer
Paul L. Cahan	64	Senior Vice President-Engineering and Manufacturing
John M. Dwyer, Jr.	47	Vice President-Sales and Marketing-
		Ammunition and Clay Targets
Stephen P. Jackson, Jr.	37	Senior Vice President-Finance, and Service Operations, Treasurer and Corporate Secretary
Don H. Campbell	61	Vice President-Sales and Marketing-Firearms

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

        The business experience during the past five years of each of the directors and executive officers listed above is as follows:

        Leon J. (Bill) Hendrix, Jr. has been a director, employee of the Company, and Chairman of Remington and Holding since prior to 2001. Mr. Hendrix currently serves as a director of Keithley Instruments, NACCO Industries, Inc. and Cambrex Corp. Mr. Hendrix serves on the compensation and corporate governance committees of Keithley Instruments.

        B. Charles Ames was elected to the Board of Directors of Remington and Holding prior to 2001. Mr. Ames has been a principal of CD&R since prior to 2001. Mr. Ames is a director of Lexmark International, Inc. and VMR International, Inc. and is a general partner of Associates IV.

        Michael G. Babiarz was elected to the Board of Directors of Remington and Holding prior to 2001. He has been a principal of CD&R since prior to 2001.

        Bobby R. Brown has been a director of Remington and Holding since prior to 2001. Mr. Brown currently serves as a director of Delta Trust and Bank and Peabody Energy, Inc. Mr. Brown serves on the compensation committee of Delta Trust and Bank and Peabody Energy, Inc.

        Richard A. Gilleland has been a director of Remington and Holding since prior to 2001. Mr. Gilleland has been retired since prior to 2001.

        Richard E. Heckert has been a director of Remington and Holding since prior to 2001. Mr. Heckert has been retired since prior to 2001.

        Hubbard C. Howe has been a director of Remington and Holding since prior to 2001. Mr. Howe currently serves as a director of Western Industries Inc. and Natural Pharmaceuticals Inc., and Specialty Laboratories.

        Thomas E. Ireland has been a director of Remington and Holding since May 2001. He has been a principal of CD&R since prior to 2001. Mr. Ireland is also a director of CDJR Investments (LUX) S.A., a corporation in which an investment partnership managed by CD&R has an investment.

        Thomas F. L'Esperance was elected to the Board of Remington and Holding in November 2004. From prior to 2001, he has been the Chief Executive Officer of Alliance Laundry Systems, LLC, which is a portfolio company of Bruckmann, Rosser & Sherrill. Mr. L'Esperance currently serves as a Chairman and a director of Alliance Laundry Systems, LLC.

        H. Norman Schwarzkopf has been a director of Remington and Holding since prior to 2001. From prior to 2001 he has been a commentator for NBC, as well as a lecturer and author. He currently serves as a director of IAC/InterActiveCorp.

        Stephen C. Sherrill was elected to the Board of Remington and Holding in February 2003. Since prior to 2001, he has been a managing director of BRS, of which he is a founding member. Mr. Sherrill currently serves as a director of Alliance Laundry Systems, Inc., B&G Foods, Inc., Doane Pet Care Company, Eurofresh, Inc., HealthEssentials, Inc., HealthPlus Corporation, and LazyDays RV SuperCenter. Mr. Sherrill serves on the compensation committees of B&G Foods, Inc. and HealthPlus Corporation.

        Thomas L. Millner has been President and Chief Executive Officer of Remington and Holding since prior to 2001. Mr. Millner has been a director of Remington and Holding since prior to 2001. Mr. Millner currently serves on the Board of Directors of Stanley Furniture Co., Inc., and LazyDays RV SuperCenter.

        Mark A. Little has been Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Remington since prior to 2001.

        Paul L. Cahan had served as Vice President and General Manager--Ammunition since prior to 2001. In August 2001, he became Senior Vice President-Engineering and Manufacturing.

        John M. Dwyer, Jr. joined Remington prior to 2001 as Director of Product Development-Ammunition and in July 2001 became Vice President--Sales and Marketing for Ammunition and Clay Targets.

        Stephen P. Jackson, Jr. joined Remington in June 2003 as Vice President -Finance, Treasurer, and Corporate Secretary. In June 2005, he became Senior Vice President - Finance and Service Operations, Treasurer, and Corporate Secretary. From prior to 2001, he was a Senior Manager with PricewaterhouseCoopers LLP and became partner at PricewaterhouseCoopers LLP in July 2002.

        Don H.Campbell joined Remington in September 2001 as Director of Sales - Ammunition and in May 2005 became Vice President-Sales and Marketing for Firearms. Prior to September 2001, he was Director of Sales for Baretta, USA.

Audit Committee Composition

        The Company has a separately designated standing audit committee established in accordance with Section 3(a) (58) (A) of the Exchange Act. The Audit Committee, which currently consists of Bobby R. Brown, Chairman, Richard A. Gilleland, Richard E. Heckert, and Hubbard C. Howe, has the authority and responsibility, among other things, to recommend to the Board the selection of one or more independent public accountants; to approve the fees paid to the independent registered public accounting firm; to discuss with the independent registered public accounting firm the results of the annual audit and quarterly reviews; to review and evaluate the systems of internal control over financial reporting, compliance with laws and regulations, and operational efficiency and effectiveness; and to make reports to the Board periodically with respect to its findings.

Audit Committee Financial Expert

        Remington’s board of directors has determined that in its judgment, Bobby R. Brown qualifies as an “audit committee financial expert” in accordance with the applicable rules and regulations of the SEC. An audit committee financial expert is a person who has (1)an understanding of generally accepted accounting principles and financial statements;(2)the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;(3)experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant’s financial statements, or experience actively supervising one or more persons engaged in such activities;(4)an understanding of internal controls over financial reporting; and (5)an understanding of audit committee functions.

Shareholders’ Agreement

        On February 12, 2003, we completed transactions related to the recapitalization of Holding, including the issuance and sale by Holding, for consideration of $30.8 million, of 140,044 shares of common stock of Holding to the BRS Fund and others. As part of the recapitalization of Holding, 15,970 deferred shares of Holding were distributed as 15,970 shares of common stock of Holding, 722,981 of the outstanding shares of common stock of Holding were repurchased and 64,144 options were accelerated and cancelled in respect of common stock of Holding, in an aggregate amount of approximately $163.7 million, consisting of $130.8 million in cash and $32.9 million aggregate principal amount of senior notes of Holding Notes. The CDR Fund holds all of the Holding Notes.

        In connection with the recapitalization, the CDR Fund and the BRS Fund entered into a shareholders’ agreement which governs certain aspects of the relationships among Holding, Remington, the CDR Fund and the BRS Fund, and sets forth certain arrangement with respect to the corporate governance of Remington and Holding.

        Pursuant to the terms of the shareholders’ agreement, Remington’s board of directors must consist of the same members as the board of directors of Holding. The shareholders’ agreement further provides that the board of directors of Holding will initially consist of twelve directors (subject to adjustment upon the occurrence of specified events), including two nominees of the CDR Fund, two nominees of the BRS Fund, four existing directors and four directors mutually agreed to by the CDR Fund and the BRS Fund. These rights of designation held by the CDR Fund and the BRS Fund are keyed to specified ownership levels, and will be reduced and/or cancelled if the CDR Fund’s or the BRS Fund’s ownership levels fall below thresholds specified in the shareholders’ agreement.

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

(vi)	the termination or amendment of the CDR Fund’s consulting agreement or the BRS Fund’s consulting agreement.

        Except for items (iii) and (v), these actions will cease to require the CDR Fund’s prior written approval upon repayment in full of the Holding Notes.

        The shareholders’ agreement also requires enhanced voting requirements for board approval of particular matters, including, among other things:

(i)	the entry by Holding or its subsidiaries into a line of business unrelated to the existing lines of business of Holding or Remington;

(ii)	the incurrence by Holding or its subsidiaries of indebtedness in excess of $5 million at any time outstanding;

(iii)	the acquisition or disposition by Holding or its subsidiaries of any assets outside of the ordinary course of business, having a value in excess of $5 million;

(iv)	any voluntary liquidation or dissolution of Holding or Remington;

(v)	any issuance of shares of capital stock or securities convertible into shares of capital stock, stock appreciation rights, profit participation interests or other similar rights of Holding or its subsidiaries to any person, except pursuant to any management stock option plan approved by a supermajority of the board of directors of Holding;

(vi)	subject to certain exceptions, the declaration of dividends or other distributions or repurchases or redemptions of capital stock or options by Holding or Remington;

(vii)	the appointment or termination of senior management, other than the Chief Executive Officer, of Holding or Remington; and

(viii)	the creation of any compensation or option plan and the setting of annual compensation for any members of senior management of Holding and its subsidiaries. Under the shareholders’ agreement, the approval of these matters will require either

(a) the affirmative vote of nine directors or

(b) the affirmative vote of a majority of directors present at any duly convened board meeting, which majority must include one director nominated by the CDR Fund and one director nominated by the BRS Fund for so long as the CDR Fund or the BRS Fund, as applicable, along with certain affiliates, hold at least 5% of the then outstanding shares of common stock of Holding.

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

Item 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

        The following table summarizes the compensation paid by Remington to its Chief Executive Officer and to each of our four other most highly compensated executive officers (the “Named Executive Officers”) during or with respect to the 2003, 2004 and 2005 fiscal years for services in all capacities rendered to Remington for such fiscal years.

	Annual Compensation			Long Term Compensation
				Other Annual	Securities
			Bonus	Compensation	Underlying	All Other
Name and Principal Position	Year	Salary ($)	($)	($) (1)	Options (#)	Compensation
Thomas L. Millner	2003	480,000	--	--	3,632	1,161,632
President and Chief	2004	508,000	--	--	--	52,463
Executive Officer	2005	528,000	--	--	--	78,718	(2)

Ronald H. Bristol, II	2003	260,000	--	--	2,270	263,296
Executive Vice President and	2004	275,167	--	--	--	23,898
Chief Operating Officer	2005	286,000	--	--	--	32,890	(3)

Mark A. Little	2003	245,000	--	--	2,270	259,384
Executive Vice President,	2004	259,292	--	--	--	26,110
Chief Financial Officer, Chief	2005	269,500	--	--	--	43,025	(2)
Administrative Officer

Paul L. Cahan	2003	220,000	--	--	680	399,685
Senior Vice President--Engineering and Manufacturing	2004	257,125	--	--	--	58,202
	2005	269,500	--	28,878 (4)		29,335	(5)

Stephen P. Jackson, Jr	2003	87,500	--	--	680	171
Vice President--Finance &Service Ops,	2004	158,750	55,000	--	--	4,176
Treasurer and Corporate Secretary	2005	183,417	--	--	--	9,074	(6)
(1)	Excludes perquisites and other personal benefits if the aggregate amount thereof is less than the lesser of $50,000 or 10% of the Named Executive Officer’s salary and bonus. Includes basic living expenses in Ilion, New York, including apartment rental, for Mr. Cahan in the amount of $28,878 as he resides in Florida.

(2)	Amount reflects premiums paid by the Company for a Disability Insurance Policy, Remington’s matching contributions and interest on behalf of the Named Executive Officer to the Remington Savings and Investment Plans in the amounts of $78,718 and $43,025 for Messrs. Millner, and Little, respectively.

(3)	Amount reflects Remington’s matching contributions and interest on behalf of the Named Executive Officer to the Remington Savings and Investment Plans in the amounts of $32,890. As previously disclosed in the Company’s Form 8-K filed on February 28, 2006 under the Exchange Act, Mr. Bristol resigned from his employment with the Company effective as of such date.

(4)	Amount reflects reimbusement for basic living expenses (including apartment rental) and income taxes thereon incurred by Mr. Cahan in connection with the fulfillment of his duties and responsibilities with respect to the Company's operations in Ilion, New York. Mr. Cahan's primary residence is in Florida.

(5)	Amount reflects Remington’s matching contributions and interest on behalf of the Named Executive Officer to the Remington Savings and Investment Plans in the amount of $29,335.

(6)	Amount reflects Remington’s matching contributions and interest on behalf of the Named Executive Officer to the Remington Savings and Investment Plans in the amount of $9,074.

Option/SAR Grants in Last Fiscal Year

There were no option grants made during fiscal year 2005.

Aggregated Option Exercises and FY-End Option Value Table(1)

Name	Shares Acquired on Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options at FY-End Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at FY-End Exercisable/Unexercisable (1)
Thomas L. Millner	--	--	-- / 3,632	$-- / --
Ronald H. Bristol, II	--	--	-- / 2,270	-- / --
Mark A. Little	--	--	-- / 2,270	--/ --
Paul L. Cahan	--	--	-- / 680	--/ --
Stephen P. Jackson, Jr.	--	--	-- / 680	--/ --
______________
(1)	Calculated based on a per share price of Holding Common Stock of $160.00, the estimated fair value as of December 31, 2005, less the exercise price for the option.

(2)	As previously disclosed in the Company’s Form 8-K filed on February 28, 2006 under the Exchange Act, Mr. Bristol resigned from his employment with the Company effective as of such date.

Pension and Retirement Plan

        The Remington Arms Company, Inc. Pension and Retirement Plan (the “Retirement Plan”) was established effective December 1, 1993 to provide retirement income and survivor benefits to Remington’s employees and their beneficiaries through a tax qualified program. Pension benefits under the Retirement Plan are limited in accordance with the provision of the Internal Revenue Code of 1986, as amended (the “Code”), governing tax qualified pension plans. We adopted a Supplemental Pension Plan effective January 1, 1998 (the “Supplemental Plan” and, together with the Pension and Retirement Plan, the “Pension Plans”) that provides for payment to participants of retirement benefits equal to the excess, if any, of 2% of the participant’s average monthly pay multiplied by such participant’s years of service over the amount actually earned by such participant under the Pension and Retirement Plan. Mssrs. Millner, Bristol, Little, and Cahan are eligible to participate in the Pension Plans. In connection with his resignation from employment effective February 28, 2006, Mr. Bristol ceased to accrue benefits under the Pension Plans as of such date. Mr. Jackson is eligible to participate only in the Supplemental Plan. Benefits under the Supplemental Plan are not pre-funded; such benefits are paid by Remington when due.

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

The above table illustrates the estimated annual amounts payable under the Pension Plans, inlcuding the Supplemental Planm in the form of a straight life annuity to employees retiring at age 65 in 2005. Compensation recognized under the Pension Plans generally includes an employee’s average compensation for the three highest calendar years or the highest 36 consecutive months during the employee’s final 10 years of service. Compensation for this purpose includes overtime, shift differentials and 50% of any incentive compensation award. Compensation does not include awards and payments under any other special compensation plans, payments for severance, relocation or other special payments.

        The years of benefit service and average monthly pay (expressed as an annual amount), recognized as of December 31, 2005, under the Pension Plans for each eligible Named Executive Officer are as follows:

Name	Years of Service	Average Pay
Thomas L. Millner	11.6	$639,884
Ronald H. Bristol, II (1)	10.5	$322,092
Mark A. Little	9.5	$302,372
Paul L. Cahan	10.7	$278,778
Stephen P. Jackson, Jr. (2)	2.5	$164,056

    (1)        As previously disclosed in the Company’s Form 8-K filed on February 28, 2006 under the Exchange Act, Mr. Bristol resigned from his employment with the Company effective as of such date.

    (2)        Mr. Jackson is eligible to participate only in the Supplemental Plan.

        Under a Special Supplemental Retirement Plan (a “Special Plan”) for Paul L. Cahan, Mr. Cahan is entitled to additional supplemental retirement benefits of (i) a lump-sum payment of $77,000, payable on the date of commencement of benefits under the Supplemental Plan and (ii) the difference between his actual Supplemental Plan benefit and what his Supplemental Plan benefit would be if he had received additional non-incentive compensation in March 2003 equal to $38,000, payable at the same time and in the same form as Mr. Cahan’s Supplemental Plan benefit. The Average Pay reflected in the table above includes Mr. Cahan’s benefits under the Special Plan.

        On January 23, 2002, the Board of Directors of Remington extended medical coverage to certain key employees (including Messrs. Millner, Bristol, Little and Cahan) and outside directors under the age of 65 (collectively, the “Participants”), which allows them to continue to participate in the Health and Welfare Benefit Plan (“Medical Plan”) under certain circumstances. In the event of a change of control, or in the case of a key Participant’s retirement, resignation or termination (except in the case of termination for cause), the Participants will be entitled to continue to participate in the Medical Plan or any successor plans, at a cost equal to the cost for active Remington employees and on the same basis.

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

        On July 25, 2001, the Board of Directors of Remington amended the Medical Plan to allow outside directors under the age of 65 to participate in the Medical Plan. Presently, one outside director is enrolled in the Medical Plan and reimburses Remington at the same cost as an active employee.

        See also the discussion above regarding continued participation in the Medical Plan by outside directors under age 65 and certain key employees following the occurrence of certain specified events.

Executive Employment Agreements

        In August 1999, we entered into Executive Employment Agreements with Messrs. Millner, Little and Cahan (“Executive Officers”). The agreements provide for continued employment terms and for severance terms if employment is terminated under certain conditions. In the event of a termination of the Executive Officer’s employment by us without “cause” (as defined in the agreement) or by such Executive Officer for “good reason” (as defined in the agreement), the Executive Officer will receive his “base salary” (as defined in the agreement) for a period of three years for Mr. Millner, two years for Mr. Little and one year for Mr. Cahan, and in each such case, a pro-rata portion of incentive compensation that would have been payable for the calendar year in which his employment terminates. Messrs. Millner and Little will also receive service credit under Remington’s pension plans of three and two years, respectively. Our Executive Employment Agreements with our Executive Officers are without a fixed term. The agreements also contain certain non-competition and non-solicitation provisions and provide for the termination of previously existing employment and severance agreements and arrangements.

        As previously disclosed in the Company’s Form 8-K filed on February 28, 2006 under the Exchange Act, Mr. Bristol resigned from his employment with the Company effective as of such date. Consistent with the terms of his employment agreement, Mr. Bristol will not receive any salary continuation payments in connection with his resignation, and is subject to the non-competition and non-solicitation provisions contained in the agreement. Mr. Bristol is eligible to receive continued medical coverage at a cost equal to the cost for active Remington employees and on the same basis.

Compensation Committee Interlocks and Insider Participation

        The Board of Directors of Remington established a Compensation Committee to review all compensation arrangements for executive officers of Remington. The individuals serving on the Compensation Committee during 2005 were Richard A. Gilleland, Chairman, H. Norman Schwarzkopf, and Richard E. Heckert. Remington has also agreed to indemnify the members of the boards employed by CD&R as well as CD&R against certain liabilities incurred under the federal securities laws, other laws regulating our business and certain other claims and liabilities with respect to their services for Remington.

        CD&R receives an annual fee for management and financial consulting services to us and reimbursement of out-of-pocket expenses. In connection with the BRS Investment, the BRS Fund entered into consulting and indemnification agreements with Holding and Remington on substantially the same terms as the existing CD&R consulting and indemnification agreements. The consulting and indemnification agreements with the CDR Fund and the BRS Fund provide for a $500,000 annual fee to each of the CDR Fund and the BRS Fund. Such consulting fees are reviewed on an annual basis. The consulting fees paid to CD&R were $500,000 for 2005 and the consulting fees paid to BRS were $500,000 for 2005.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Holding owns all of the outstanding common stock of Remington. Each share of common stock is entitled to one vote. The following table sets forth the beneficial ownership, as of March 27, 2006, of common stock of Holding by each director of Remington, by all directors and executive officers of Remington as a group, by each Named Executive Officer, and by each person who owns beneficially more than five percent of the outstanding shares of common stock of Holding:

Name of Beneficial Owner	Number of Shares	Percent of Class (1)
Bruckmann, Rosser, Sherrill & Co. II, L.P(2)	135,954	64.3%
The Clayton & Dubilier Private
Equity Fund IV Limited Partnership(3)	28,717	13.6%
Clayton & Dubilier Associates IV
Limited Partnership	59,010	27.9%
B. Charles Ames(4)(5)(6)	4,539	2.2%
Michael G. Babiarz(4)(6)	--	--
Hubbard C. Howe(6)	--	--
Thomas E. Ireland(4)	--	--
Bobby R. Brown	900	*
Richard A. Gilleland	213	*
Richard E. Heckert	213	*
Thomas F. L'Esperance	--	--
H. Norman Schwarzkopf(9)	229	*
Stephen C. Sherrill(7)(8)	217	*
Leon J. Hendrix, Jr.(6)	1,400	*
Thomas L. Millner(10)	3,762	1.8%
Ronald H. Bristol, II(12)	922	*
Mark A. Little(10)	1,198	*
Paul L. Cahan(10)	521	*
Stephen P. Jackson, Jr.	--	--
Executive officers and directors
as a group (5)(6)(7)(8)(11)	14,309	6.8%
______________

* Less than 1%

(1)	For purposes of calculating the percentage of ownership held by each beneficial owner, deferred shares and vested options are not included in the total number of shares outstanding, but are included in the number of shares owned by such beneficial owner.

(2)	BRSE, L.L.C. (“BRSE”) is the general partner of the BRS Fund and by virtue of such status may be deemed to be the beneficial owner of the shares owned by the BRS Fund. BRSE has the power to direct the BRS Fund as to the voting and disposition of shares held by the BRS Fund. No single person controls the voting and dispositive power of BRSE with respect to the shares owned by the BRS Fund. Bruce C. Bruckmann, Harold O. Rosser, Stephen C. Sherrill, Paul D. Kaminski and Thomas J. Baldwin are the managers of BRSE, and none of them individually has the power to direct or veto the voting or disposition of shares owned by the BRS Fund. BRSE expressly disclaims beneficial ownership of the shares owned by the BRS Fund. Each of Messrs. Bruckmann, Rosser, Sherrill, Kaminski and Baldwin expressly disclaims beneficial ownership of the shares owned by the BRS Fund. The business address for each of the BRS Fund and BRSE is 126 East 56th Street, New York, New York, 10022.

(3)	Clayton & Dubilier Associates IV Limited Partnership (“Associates IV”) is the general partner of the CDR Fund and by virtue of such status may be deemed to be the beneficial owner of the shares owned by the CDR Fund. Associates IV has the power to direct the CDR Fund as to the voting and disposition of shares held by the CDR Fund. Includes 30,293 shares held by limited partners of the CDR Fund, including 4,627 shares held by Mr. Ames, 4,627 shares held by the B. Charles Ames Family 2003 Trust, 2,314 shares held by Mr. Babiarz, 1,735 shares held by Mr. Hendrix, 578 shares held by the Leon J. Hendrix Family 1993 Trust and 9,255 shares held by Mr. Howe, as to which Associates IV has both investment and dispositive power. No single person controls the voting and dispositive power of Associates IV with respect to the shares owned by the CDR Fund. Mr. Ames, Joseph L. Rice, III and Donald Gogel are the general partners of Associates IV, and none of them individually has the power to direct or veto the voting or disposition of shares owned by the CDR Fund. Associates IV expressly disclaims beneficial ownership of the shares owned by the CDR Fund, Messrs. Ames, Babiarz, Hendrix and Howe, the B. Charles Ames Family 2003 Trust and the Leon J. Hendrix Family 1993 Trust. Each of Messrs. Ames, Rice and Gogel expressly disclaims beneficial ownership of the shares owned by the CDR Fund. The business address for each of the Fund and Associates IV is 270 Greenwich Avenue, Greenwich, Connecticut 06830.

(4)	Does not include the 28,717 shares owned by the CDR Fund, or the 59,010 shares deemed beneficially owned by Associates IV. Mr. Ames may be deemed to share beneficial ownership of the shares owned of record by the Fund by virtue of his status as a general partner of Associates IV, but each expressly disclaims such beneficial ownership of the shares owned by the CDR Fund and deemed beneficially owned by Associates IV. The general partners of Associates IV share investment and voting power with respect to securities owned by the CDR Fund but no individual controls such investment or voting power.

(5)	Includes shares held by the B. Charles Ames Family 2003 Trust and the B. Charles Ames TOD to B. Charles Ames Trust UAD August 26, 2002.

(6)	Excludes shares held by the director as to which Associates IV has both investment and dispositive power. See footnote (3) above.

(7)	Includes 177 shares held by Julie Frist (“Frist”) and 40 shares held by Marilena Tibrea (“Tibrea”) in his capacity as a power of attorney holder from each of Frist and Tibrea.

(8)	Does not include 135,954 shares of common stock owned by the BRS Fund. Mr. Sherrill may be deemed to share beneficial ownership of the shares owned of record by the BRS Fund by virtue of his status as member and manager of BRSE, but he expressly disclaims such beneficial ownership of the shares owned by the BRS Fund. The members and managers of BRSE share investment and voting power with respect to securities owned by the BRS Fund, but no individual controls such investment or voting power.

(9)	All shares are held by H. Norman Schwarzkopf Revocable Trust of 1992.

(10)	Includes 3,393, 1,000, and 265 deferred shares of common stock held by Messrs. Millner, Little, and Cahan, respectively.

(11)	Includes 5,109 deferred shares of common stock and 130 vested options held by the directors and executive officers as a group.

(12)	As previously disclosed in the Company’s Form 8-K filed on February 28, 2006 under the Exchange Act, Mr. Bristol resigned from his employment with the Company effective as of such date.

Equity Compensation Plan Information

        Table of Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth the indicated information regarding our equity compensation plans and arrangements as of December 31, 2004.

Plan category	Class of Security	Number of securities to be issued uopn exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by
security holders (2003 Stock Option Plan)	Options	12,478	$220.31	3,412
Equity compensation plans not approved
by security holders (1999 Stock Incentive Plan)	Options	427(1)	$220.31	20,287(2)
Total	Options	12,905	$220.31	23,699(2)
(1)	Does not include 6,637 outstanding deferred shares.

(2)	Includes 6,637 outstanding deferred shares. Excludes 3,011 redeemable shares already issued to stockholders of Holding. Remaining awards under the 1999 Stock Incentive Plan may be granted only as deferred shares and remaining awards under the 2003 Stock Option Plan may be granted only as options.

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

        Deferred Shares. Deferred shares offered under the plan are evidenced by either a deferred share award agreement or matching deferred share award agreement, depending on whether the deferred shares are purchased by or granted to the participating employee in connection with his or her purchase of shares or deferred shares. Generally, after the deferral period, shares of common stock will be issued in respect of deferred shares, at which time each holder of deferred shares would enter into a stock subscription agreement for those shares containing, among other things, substantial restrictions on transfer and repurchase rights upon termination of employment. The shares of common stock related to deferred shares granted will generally be issued to employees upon the earliest of the following to occur: (1) immediately before a change of control of Remington or Holding, unless deferred shares of the acquiror in the change of control with substantially similar terms are available and the holder of the deferred shares has not elected prior to the change of control to receive the shares for his or her deferred shares; (2) the expiration of any lock-up period following a public offering; (3) immediately before the record date for a leveraged recapitalization of the issuer in which the CDR Fund has a realization event with respect to a substantial portion of its investment and (4) the employee’s termination of employment other than for cause.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Principal Shareholders

        The CDR Fund, which currently holds, on a fully diluted basis taking into account all options and deferred shares, 12.8% (and by proxy controls the votes of 26.3%) of the outstanding common stock of Holding, is a private investment fund managed by Clayton, Dubilier & Rice, Inc., or CD&R. The general partner of the CDR Fund is Associates IV. Leon J. Hendrix, Jr., formerly a principal of CD&R, is a director of Holding and Remington and has served as Chairman since December 1997. In November 2000, Mr. Hendrix became an employee of Remington, retaining the title of Chairman. B. Charles Ames is a director and principal of CD&R, general partner of Associates IV, and a director of Remington and Holding. Michael G. Babiarz is a director, principal and stockholder of CD&R, and Thomas E. Ireland is a principal of CD&R. Both Messrs. Babiarz and Ireland are directors of Remington and Holding. Hubbard C. Howe is a director of Remington and a former principal of CD&R.

        The BRS Fund, which currently owns, on a fully diluted basis taking into account all options and deferred shares, 60.7% of the capital stock of Holding, is a private equity investment fund managed by Bruckmann, Rosser, Sherrill & Co, Inc., or BRS. The general partner of the BRS Fund is BRSE, L.L.C.  Stephen C. Sherrill, a principal of BRS, is a director of Remington and Holding.

        Pursuant to consulting agreements Holding and Remington have entered into with CD&R and BRS, CD&R and BRS receive annual fees for management and financial consulting services provided to us and reimbursement of out-of-pocket expenses. Such consulting services include helping us to establish effective banking, legal and other business relationships, and assisting management in developing and implementing strategies for improving our operational, marketing and financial performance. The consulting agreements currently provide for annual fees of $0.5 million to each of CD&R and BRS, which may be adjusted, subject to the approval of both the CDR Fund and the BRS Fund, at the discretion of a majority of the directors of Remington and Holding not affiliated with CD&R or BRS, respectively. In addition, the consulting agreements also provide that if an employee of CD&R or BRS is appointed to an executive management position (or position of comparable responsibility) with us, the annual fee will be increased by an amount to be determined by CD&R or BRS, the amount of such increase not to exceed 100% of the existing annual fee in effect at that time. However, any increase in the annual fee is subject to applicable limitations under our existing and future debt. We paid to CD&R an annual fee and out-of-pocket expenses of $0.6 million in each of 2005, 2004, and 2003. We paid BRS an annual fee and expenses of $0.5 million in each of 2005, 2004 and 2003. The consulting agreements also provide that CD&R and BRS will perform financial advisory, investment banking and similar services with respect to proposals for an acquisition, merger, recapitalization, or any other similar transaction directly or indirectly involving Holding, Remington and their subsidiaries. The fee for such services in connection with future transactions would be an amount equal to 1% of the transaction value for the transaction to which such fee relates. The amount of the transaction fee may be increased if approved by a majority of the directors of Remington not affiliated with CD&R or BRS, as applicable, and by both the CDR Fund and the BRS Fund.

        Holding and Remington have entered into indemnification agreements with both CD&R and the CDR Fund and BRS and the BRS Fund, pursuant to which Holding and Remington have agreed to indemnify CD&R, the CDR Fund, BRS and the BRS Fund and each of their respective directors, officers, partners, employees, agents and controlling persons, against certain liabilities arising under the federal securities laws, other laws regulating our business and certain other claims and liabilities. The CDR Fund and Holding have entered into a registration rights agreement that, among other things, provides the CDR Fund, and will provide certain other Holding equity holders, with certain registration rights with respect to their Common Stock. The BRS Fund will also be a beneficiary and be bound by the terms of the registration rights agreement.

        We paid fees to the law firm of Debevoise & Plimpton LLP during 2005 for legal services rendered. Franci J. Blassberg, Esq., a member of Debevoise & Plimpton LLP, is married to Joseph L. Rice, III, who is the Chairman, a director and a stockholder of CD&R and a general partner of Associates IV.. Fees and expenses paid to Debevoise & Plimpton LLP for 2005, 2004, and 2003 were $0.4 million, $0.5 million, and $2.8 million, respectively. A portion of the 2003 fees and expenses consisted of amounts related to the Transactions and the offering of the old notes.

Stock Incentive Plans

        Currently, we have reserved 39,615 shares of Holding’s Common Stock for issuance in accordance with the terms of the Amended and Restated RACI Holding, Inc. Stock Incentive Plan (the “1999 Stock Incentive Plan”) and the 2003 Stock Option Plan (the “2003 Stock Option Plan”). There are 427 options, 5,856 redeemable deferred shares of Class A Common Stock and 2,089 redeemable shares of Class A Common Stock outstanding under the 1999 Stock Incentive Plan, with 15,353 shares of Common Stock remaining available for additional deferred share grants under such plan, and 10,208 options outstanding under the 2003 Stock Option Plan, with 5,682 shares of Class A Common Stock remaining available for additional option grants under such plan.

        As disclosed on Remington’s report on Form 8-K filed November 19, 2004, Remington repurchased on behalf of Holding 2,530 of Holding deferred shares and 77 of Holding common shares from a terminating officer at the fair market value of $220.31 per share, as determined by an independent valuation.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Change in Independent Registered Public Accountanting Firm

        PricewaterhouseCoopers LLP served as the Company’s auditors until November 14, 2005 on which date the Company’s shareholder voted to appoint Grant Thornton LLP. We refer you to our Form 8-K filed on November 14, 2005 for a full description of the event.

        The following presents fees for professional audit services rendered by PricewaterhouseCoopers LLP and Grant Thornton LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2004 and December 31, 2005.

Audit Fees

        Our audit fees to Grant Thornton LLP were $0.3 million for professional services rendered in connection with the annual audit and retrospective quarterly reviews of the financial statements in 2005.

        Through November 14, 2005, our audit fees to PricewaterhouseCoopers LLP were $0.1 million for professional services rendered in connection with their engagement to perform the annual audit and timely quarterly reviews of the financial statements in 2005, and were less than $0.1 million for professional services rendered in connection with the restatement of our 2004 fiscal year results on Form 10-K/A during 2005. Our audit fees to PricewaterhouseCoopers LLP were $0.4 million for professional services rendered in connection with the annual audit and quarterly reviews of the financial statements in 2004.

Audit-Related Fees

        There are no fees subject to this category to report in 2005 or 2004.

Tax Fees

        Our tax-related fees to Grant Thornton LLP were less than $0.1 million for professional services rendered in 2005 for return preparation, and state tax consulting and review. In 2004, we had tax fees to PricewaterhouseCoopers LLP of $0.1 million for professional services rendered in 2004 for return preparation, and state tax consulting and review.

Other Fees

        Through November 14, 2005, our other fees to PricewaterhouseCoopers LLP were $0.1 million for professional services rendered in 2005 for consulting services for our healthcare benefits and retirement benefit plans. There are no other fees subject to this category to report in 2005 or 2004.

Audit Fee Approval

        The percentage of fees paid to PricewaterhouseCoopers LLP for audit fees, audit-related fees, tax fees and all other fees that were approved by the Company’s Audit Committee was 100% in fiscal 2004 and 100% in fiscal 2005.

        The percentage of fees paid to Grant Thornton LLP for audit fees, audit-related fees, tax fees and all other fees that were approved by the Company’s Audit Committee was 100% in fiscal 2005.

Audit Committee Pre-Approval Policy

        The Company’s Audit Committee approves all fees for audit and non-audit services of the Company’s independent auditor prior to engagement. It is the policy of the Audit Committee, to pre-approve, to the extent required by applicable law, all audit and non-audit services provided to the Company by its independent auditors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this report:

Page
(1) Financial Statements

Report of Independent Registered Public Accounting Firm	59-60
Consolidated Balance Sheets as of December 31, 2005 and 2004	61
Consolidated Statements of Operations for the years ended
December 31, 2005, 2004, and 2003	62
Consolidated Statements of Cash Flows for the years ended
December 31, 2005, 2004, and 2003	63
Consolidated Statements of Shareholder's Equity and Comprehensive
Income (Loss) for the years ended December 31, 2005, 2004, and 2003	65
Notes to the Consolidated Financial Statements	66

(2) Financial Statement Schedule

Valuation and Qualifying Accounts	102

(3) List of Exhibits	124

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 30, 2006.

REMINGTON ARMS COMPANY, INC.

/s/ Thomas L. Millner
Thomas L. Millner

Chief Executive Officer,
President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2006.

Signature	Title	Date

/s/ Thomas L. Millner —————————————— Thomas L. Millner	Chief Executive Officer, President and Director	March 30, 2006

/s/ Mark A. Little —————————————— Mark A. Little	Executive Vice President, Chief Financial Officer, and Chief Administrative Officer	March 30, 2006

/s/ Leon J. Hendrix, Jr. —————————————— Leon J. Hendrix, Jr.	Chairman and Director	March 30, 2006

/s/ B. Charles Ames —————————————— B. Charles Ames	Chairman and Director	March 30, 2006

/s/ Michael G. Babiarz —————————————— Michael G. Babiarz	Director	March 30, 2006

/s/ Bobby R. Brown —————————————— Bobby R. Brown	Director	March 30, 2006

/s/ Richard A. Gilleland —————————————— Richard A. Gilleland	Director	March 30, 2006

/s/ Richard E. Heckert —————————————— Richard E. Heckert	Director	March 30, 2006

/s/ Hubbard C. Howe —————————————— Hubbard C. Howe	Director	March 30, 2006

/s/ Thomas E. Ireland —————————————— Thomas E. Ireland	Director	March 30, 2006

/s/ Thomas F. L’Esperance —————————————— Thomas F. L’Esperance	Director	March 30, 2006

/s/ H. Norman Schwarzkopf —————————————— H. Norman Schwarzkopf	Director	March 30, 2006

/s/ Stephen C. Sherrill —————————————— Stephen C. Sherrill	Director	March 30, 2006

         Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

        The form of proxy, notice of annual meeting and instructions sent to security holders are attached here to as exhibits 99.2 and 99.3.

EXHIBIT INDEX
Form 10-K for Fiscal Year Ended December 31, 2005

Exhibit
Number                                                                                                    Description of Document

2.1	Asset Purchase Agreement, dated as of November 24, 1993, among Remington Arms Company, Inc., formerly named RACI Acquisition Corporation ("Remington"), E.I. du Pont de Nemours and Company ("DuPont") and Sporting Goods Properties, Inc., formerly named Remington Arms Company, Inc. ("Sporting Goods"); previously filed as Exhibit 2.1 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996 by Remington and Holding, and herein incorporated by reference.

2.2	Understanding and Agreement Regarding Product Liability Litigation, dated as of June 1, 1996 between DuPont and Remington; previously filed as Exhibit 2.2 to Amendment No. 2 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed April 23, 1997 by Remington and Holding, and herein incorporated reference., filed May 3, 1996 by Remington and Holding, and herein incorporated by reference.

2.3	Non-Competition Agreement, dated as of December 1, 1993, among DuPont, Sporting Goods and Remington; previously filed as Exhibit 2.3 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996 by Remington and Holding, and herein incorporated by reference.

2.4	Product Liability Services and Defense Coordination Agreement, dated as of December 1, 1993, among DuPont, Sporting Goods and Remington; previously filed as Exhibit 2.4 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996 by Remington and Holding, and herein incorporated by reference.

2.5	Environmental Liability Services Agreement, dated as of December 1, 1993, between DuPont and Remington; previously filed as Exhibit 2.5 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996 by Remington and Holding, and herein incorporated by reference.

3.1	Certificate of Incorporation of Remington, dated October 21, 1993, as amended on November 23, 1993; previously filed as Exhibit 3.3 to Registration Statement No. 33-74194, under the Securities Act of 1933, as amended, filed January 14, 1994 by Remington and Holding, and herein incorporated by reference.

3.2	By-laws of Remington (contained in exhibit 10.4).

3.3	Certificate of Formation of RA Brands L.L.C., dated June 29, 2000, previously filed as Exhibit 3.5 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed May 16, 2003 by Remington and Holding, and herein incorporated by reference.

3.4	Limited Liability Company Agreement of RA Brands, L.L.C. dated June 30, 2000, previously filed as Exhibit 3.6 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed May 16, 2003 by Remington and Holding, and herein incorporated by reference.

3.5	Certificate of Incorporation of RA Factors, Inc. dated January 2, 2001, previously filed as Exhibit 3.7 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed May 16, 2003 by Remington and Holding, and herein incorporated by reference.

3.6	By-Laws of RA Factors, Inc., previously filed as Exhibit 3.8 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed May 16, 2003 by Remington and Holding, and herein incorporated by reference.

4.1	Specimen of Holding Class A Common Stock Certificate; previously filed as Exhibit 4.1 to Holding’s Annual Report on Form 10-K, filed March 30, 1998, and herein incorporated by reference.

4.2	Specimen of Holding Class B Common Stock Certificate; previously filed as Exhibit 4.2 to Holding’s Annual Report on Form 10-K, filed March 30, 1998, and herein incorporated by reference.

4.3	Sublease, dated as of March 1, 1987, between S&K Industries, Inc., as lessor, and Remington as assignee of DuPont, as lessee (agreement to furnish such sublease to the Securities and Exchange Commission upon its request); previously filed as Exhibit 4.17 to Holding’s Annual Report on Form 10-K, filed March 30, 1998, and herein incorporated by reference.

4.4	Indenture, dated as of January 24, 2003 among Remington, RBC Holding, Inc., RA Brands, LLC, RA Factors, Inc. and U.S. Bank National Association with respect to Remington’s 10½% Senior Notes due 2011, previously filed as Exhibit 4.7 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003 by Remington and Holding, and herein incorporated by referenc.e

10.1	Investment Agreement, dated as of December 19, 2002, by and among Holding, the CDR Fund and the BRS Fund, previously filed as Exhibit 10.9 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.2	Amended and Restated Registration and Participation Agreement, dated as of February 12, 2003, by and among the BRS Fund, Holding, C&D Fund and Fund IV Distributees, and acknowledged and consented to by Remington, previously filed as Exhibit 10.10 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003 by Remington and Holding, and herein incorporated by reference.

10.3	Stock Subscription Agreement, dated as of November 30, 1993, between Holding and the CDR Fund; previously filed as Exhibit 10.15 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996 by Remington and Holding, and herein incorporated by reference.

10.4	Shareholders Agreement, dated as of February 12, 2003, by and among Holding, the CDR Fund, the BRS Fund and Fund IV Distributees, previously filed as Exhibit 10.12 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.5	Indemnification Agreement, dated as of November 30, 1993, among Remington, Holding, Clayton, Dubilier& Rice, Inc. and the CDR Fund; previously filed as Exhibit 10.16 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996 by Remington and Holding, and herein incorporated by reference.

10.6	Indemnification Agreement, dated as of February 12, 2003, among Remington, Holding, Bruckmann, Rosser, Sherrill & Co L.L.C. and BRS Fund II, previously filed as Exhibit 10.14 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.7	Second Amended and Restated Consulting Agreement, dated as of February 12, 2003, among Holding, Remington and Clayton, Dubilier & Rice, Inc. and Bruckmann, Rosser, Sherrill & Co., L.L.C, previously filed as Exhibit 10.15 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.8	Consulting Agreement, dated as of February 12, 2003, among Holding, Remington and Bruckmann, Rosser, Sherrill & Co. L.L.C. and Clayton, Dubilier & Rice, Inc, previously filed as Exhibit 10.16 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.9	Borrower Security Agreement, dated January 24, 2003, between Remington Arms Company, Inc. and Wachovia Bank, National Association, as administrative and collateral agent, previously filed as Exhibit 10.18 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.10	Borrower Security Agreement, dated January 24, 2003, between RA Factors, Inc. and Wachovia Bank, National Association, as administrative and collateral agent, previously filed as Exhibit 10.19 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.11	Subsidiary Security Agreement, dated as of January 24, 2003, between RA Brands, L.L.C. and Wachovia Bank, National Association, as administrative and collateral agent, previously filed as Exhibit 10.20 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.12	Pledge Agreement, dated January 24, 2003, between RA Brands, L.L.C. and Wachovia Bank, National Association, as administrative and collateral agent, previously filed as Exhibit 10.22 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.13	Pledge Agreement, dated January 24, 2003, between Remington Arms Company, Inc. and Wachovia Bank, National Association, as administrative and collateral agent, previously filed as Exhibit 10.23 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.14	Pledge Agreement, dated January 24, 2003, between RACI Holding, Inc. and Wachovia Bank, National Association, as administrative and collateral agent, previously filed as Exhibit 10.25 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.15	Patent and Trademark Security Agreement, dated January 24, 2003, between RA Brands, L.L.C. and Wachovia Bank, National Association, as administrative and collateral agent, previously filed as Exhibit 10.26 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.16	Subsidiary Guaranty, dated January 24, 2003, between RA Brands, L.L.C. and Wachovia Bank, National Association, as administrative and collateral agent, previously filed as Exhibit 10.27 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.17	Contribution Agreement, dated January 24, 2003, by and among Remington Arms Company, Inc., RA Factors, Inc., RA Brands, L.L.C., and RBC Holding, Inc., and Wachovia Bank, National Association, as administrative and collateral agent, previously filed as Exhibit 10.29 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and Holding, and herein incorporated by reference.

10.18	Form of Director Stock Subscription Agreement; previously filed as Exhibit 10.2 by Holding in Form 10-Q for the quarter ended September 30, 1997, and herein incorporated by reference.

10.19	Form of Executive Employment Agreement, previously filed as Exhibit 10.38 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed July 7, 2003, by Remington and Holding, and herein incorporated by reference.*

10.20	Director Stock Subscription Agreement; previously filed as Exhibit 10.1 to Holding’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.

10.21	Director Matching Deferred Share Award Agreement; previously filed as Exhibit 10.2 to Holding’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.*

10.22	1999 RACI, Holding, Inc. Stock Incentive Plan; previously filed as Exhibit 10.3 to the Holding's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.*

10.23	Form of Management Stock Subscription Agreement; previously filed as Exhibit 10.4 to Holding’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.*

10.24	Form of Management Stock Subscription Agreement—Performance Option; previously filed as Exhibit 10.5 to Holding’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.*

10.25	Form of Management Stock Subscription Agreement—Service Option; previously filed as Exhibit 10.6 to Holding’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.*

10.26	Form of Stock Purchase Right Deferred Share Award Agreement; previously filed as Exhibit 10.7 to Holding’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.*

10.27	Form of Matching Deferred Share Award Agreement; previously filed as Exhibit 10.8 to Holding’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.*

10.28	Profit Based Bonus Plan; previously filed as Exhibit 10.11 to Holding’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.*

10.29	Form of Management Stock Subscription Agreement; previously filed as Exhibit 10.46 to Holding’s Annual Report on Form 10-K, filed March 8, 2002, and herein incorporated by by reference.*

10.30	Form of Management Stock Option Agreement; previously filed as Exhibit 10.47 to Holding’s Annual Report on Form 10-K, filed March 8, 2002, and herein incorporated by reference.*

10.31	Form of Deferred Share Award Agreement; previously filed as Exhibit 10.48 to Holding’s Annual Report on Form 10-K, filed March 8, 2002, and herein incorporated by reference.*

10.32	RACI Holding, Inc. 2003 Stock Option Plan, adopted June 13, 2003, previously filed as Exhibit 10.53 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed July 7, 2003, by Remington and Holding, and herein incorporated by reference.*

10.33	Form of RACI Holding, Inc. Management Stock Option Agreement, dated as of June 13, 2003, previously filed as Exhibit 10.54 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed July 7, 2003, by Remington and Holding, and herein incorporated by reference.*

10.34	Form of RACI Holding, Inc. Director Stock Option Agreement, dated as of June 13, 2003, previously, filed as Exhibit 10.55 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed July 7, 2003, by Remington and Holding, and herein incorporated by reference.*

10.35	Form of RACI Holding, Inc. Management Stock Subscription Agreement, previously filed as Exhibit 10.56 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed July 7, 2003, by Remington and Holding, and herein incorporated by reference.*

10.36	Form of RACI Holding, Inc. Director Stock Subscription Agreement, previously filed as Exhibit 10.57 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed July 7, 2003, by Remington and Holding, and herein incorporated by reference.*

10.37	Asset Purchase Agreement, dated February 6, 2004, among Remington Arms Company, Inc., RA Brands, L.L.C., Pure Fishing, Inc., Pure Fishing, I, LLC and Pure Fishing II, LLC, previously filed as Exhibit 10.1 to Remington’s report on Form 8-K, under the Securities Act of 1933, filed February 19, 2004, and herein incorporated by reference.

10.38	Form of Death Benefit Plan; previously filed as Exhibit 10.51 to Remington's annual report on Form 10-K, filed March 24, 2005 and incorporated herein by reference.*

10.39	Description of 2006 Incentive Compensation Plan. *

10.40	Special Supplemental Retirement Plan for Paul Cahan; previously filed as Exhibit 10.53 to Remington's annual report on Form 10-K, filed March 24, 2005 and incorporated herein by reference.*

10.41	The Remington Arms Company, Inc. Pension and Retirement Plan, January 1, 2001 Restatement.

10.42	The Remington Arms Company, Inc. Supplemental Savings Plan.*

10.43	The Remington Arms Company, Inc. Supplemental Pension Plan.*

10.44	Amended and Restated Credit Agreement, dated March 15, 2006, by and among Remington, RA Factors, Inc., Wachovia Bank, National Association, as Agent and Lender and other financials institutions party to the Amended and Restated Credit Agreement; previously filed as Exhibit 10.1 to Remington's report on Form 8-K, filed March 21, 2006 and incorporated herein by reference.

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges.

16.1	Letter from PricewaterhouseCoopers LLP to the United States Securities Exchange Commission regarding change in certifying accountant, dated November 15, 2005; previously filed as Exhibit 16 to Remington's report on Form 8-K, filed November 15, 2005, and herein incorporated by reference.

21.1	List of Subsidiaries.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Press Release dated February 10, 2004, previously filed as Exhibit 99.1 to Remington’s report on Form 8-K, under the Securities Act of 1933, filed February 19, 2004, and herein incorporated by reference.

99.2	Form of Proxy sent to security holders for 2006 annual meeting.

99.3	Notice of Annual Meeting and Instructions sent to security holders for 2006 annual meeting.

*	Management contract or compensatory plan or arrangement.

**	The following exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. In addition, Exhibit No. 32.1 and Exhibit No. 32.2 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Act of 1934.