Form 10-K/A
period 2005-12-31
REMINGTON ARMS CO INC/
filed 2006-04-04
CIK 916504

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

DOCUMENTS INCORPORATED BY REFERENCE
None

Explanatory Note

        This Amended Form 10-K/A is being filed solely to correct a typographical error made to the consolidated statements of cash flows during the EDGAR conversion process of Remington Arms Company Inc.'s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 31, 2006 (the "Original Report"). The consolidated statements of cash flows presented in Item 8 of the Original Report indicated in the column headers that the financial information presented was for the years ended 2004, 2003, and 2002 respectively. The financial information included in the Original Report, however, presented the required data for the years ended 2005, 2004, and 2003, respectively. Except for the matter described above, all other information in the Original Report, including the financial statements, is unchanged. This amendment does not modify or update disclosures to reflect developments since the filing date of the Original Report.

         Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, included as exhibits to the Original Filing, have been amended, restated, re-executed and re-filed as of the date of this Amendment and are included as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

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

Remington Arms Company, Inc.
Consolidated Statements of Cash Flows
(Dollars in Millions)

	Year-To-Date December 31,
	2005	Restated 2004	Restated 2003
Operating Activities
Net Loss	$(16.9)	$(4.1)	$(3.2)
Adjustments to reconcile Net Loss to Net Cash
used in Operating Activities:
Depreciation and Amortization of Deferred Financing Costs	11.4	11.1	11.3
Equity in Losses from Unconsolidated Joint Venture	1.0	-	-
Gain on Sale of Assets Held for Sale	—	(23.4)	—
Pension Plan Contributions	(7.1)	(6.4)	(5.2)
Pension Plan Expense	11.5	12.0	7.4
Provision of Deferred Income Taxes, net	2.8	18.4	(1.0)
Other Non-cash charges	5.6	0.3	2.0
Changes in Operating Assets and Liabilities:
Accounts Receivable Trade - net	(11.0)	(14.1)	(8.5)
Inventories	(6.7)	(6.9)	(0.1)
Supplies	(0.7)	(0.5)	(0.4)
Prepaid Expenses and Other Current and Long-Term Assets	0.4	(2.4)	(8.8)
Accounts Payable	0.5	4.4	0.2
Product Liabilities	(3.3)	(1.8)	3.3
Income Taxes Payable	0.6	(1.7)	0.3
Other Accrued and Long-Term Liabilities	5.9	3.2	(3.1)

Net Cash used in Operating Activities	(6.0)	(11.9)	(5.8)
Net Cash provided by (used in) Discontinued Operations	-	0.1	(1.5

Net Cash used in Operating Activities	(6.0)	(11.8)	(7.3)

Investing Activities
Proceeds from Sale of Assets, net of Transaction costs of $1.2	—	42.8	—
Purchase of Property, Plant and Equipment	(9.4)	(7.8)	(6.8)
Proceeds from Sale of Property, Plant and Equipment	—	0.4	—
Premiums paid for Company Owned Life Insurance	(0.7)	—	—
Cash Contribution to Unconsolidated Joint Venture	(1.0)	(0.3)	—

Net Cash provided by (used in) Investing Activities	(11.1)	35.1	(6.8)
Net Cash used in Discontinued Operations	—	—	(0.1)

Net Cash (used in) provided by Investing Activities	(11.1)	35.1	(6.9)

Remington Arms Company, Inc.
Consolidated Statements of Cash Flows - continued
(Dollars in Millions)

	Year-To-Date December 31,
	2005	Restated 2004	Restated 2003

Financing Activities
Proceeds from Revolving Credit Facility	214.3	142.8	189.9
Payments on Revolving Credit Facility	(196.7)	(169.3)	(172.6)
Cash Dividends Paid	—	(2.2)	(103.3)
Proceeds from Issuance of Long-Term Debt	—	—	200.0
Principal Payments on Long-Term Debt	0.6	(0.5)	(87.8)
Capital Contribution from RACI Holding, Inc.	—	3.2	4.5
Cash Contribution from RACI Holding, Inc.	0.1	—	—
Amount Paid on Behalf of RACI Holding, Inc.	—	(0.6)	—
Proceeds from Borrowings on Short-Term Debt	6.3	6.9	6.7
Principal Payments on Short-Term Debt	(6.3)	(6.9)	(6.7)
Change in Book Overdraft	(1.1)	3.3	(4.1)
Debt Issuance Costs	—	—	(12.4)

Net Cash provided by (used in) Financing Activities	17.2	(23.3)	14.2

Change in Cash and Cash Equivalents	0.1	—	—
Cash and Cash Equivalents at Beginning of Year	0.4	0.4	0.4

Cash and Cash Equivalents at End of Year	$0.5	$0.4	$0.4

Supplemental Cash Flow Information:
Cash Paid During the Year for:
Interest	$24.7	$22.8	$21.9
Income Taxes	$—	$5.6	$1.8
Previously accrued Capital Expenditures	$1.8	$0.8	$0.8
Noncash Financing and Investing Activities:
Vendor Financed Fixed Assets Capitalized	$—	$0.4	$—
Change in Accrued Capital Expenditures	$(1.0)	$1.3	$—
Issuance of Deferred Shares in Lieu of Bonus	$—	$—	$0.3
Payment Made to Vendors on Behalf of RACI Holding, Inc.	$—	$—	$1.0
Capital Lease Obligations Incurred	$1.1	$—	$0.1
Conversion of Parent Company Note to equity	$—	$3.2	$4.8

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

 REMINGTON ARMSCOMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

Restated Consolidated Statements of Operations Amounts

	2004			2003
	As Originally Reported	As Restated	As Originally Reported	As Restated
Selling, General and Administrative Expenses	$65.3	$65.1	$64.3	$64.2
Operating Profit	20.7	20.9	15.4	15.5
Loss from Continuing Operations before Income Taxes, Equity in Losses from Unconsolidated Joint Venture and Gain on Sale of Assets	(3.9)	(3.7)	(7.6)	(7.5)
Income Tax Expense (Benefit)	13.7	14.0	(3.0)	(2.9)
Net Loss from Continuing Operations	(17.6)	(17.7)	(4.6)	(4.6)
Net Loss	($4.0)	($4.1)	($3.2)	($3.2)

        For information on the effect of the restatement on interim periods in 2004 and in the first quarter of 2005, see Note 25.

Restated Consolidated Statements of Cash Flows Amounts

	2004			2003
	As Originally Reported	As Restated	As Originally Reported	As Restated
Net Loss	($4.0)	($4.1)	($3.2)	($3.2)
Provision (Benefit) for Deferred Income Taxes, net	18.0	18.4	(1.1)	(1.0)
Other Accrued and Long-Term Liabilites	2.0	1.7	(1.7)	(1.8)

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

        At December 31, 2005 the Company has various losses, credit and other carry-forwards available to reduce future taxable income and tax thereon. The carry-forwards, as well as the related tax benefits associated with the carry-forwards, will expire as follows:

Expiration	US Federal loss	State loss	Tax credit and other
	carry-forwards	carry-forwards	carry-forwards
1 - 5 years	$ --	$ 0.5	$ --
6 - 20 years	--	1.1	0.4
Beyond 20 years	0.4	--	1.1
Total	$ 0.4	$ 1.6	$ 1.5

        The following is a reconciliation of the statutory federal income tax rate to the Company's effective income tax rates:

	2005		2004		2003
Federal statutory rate	(35	.0)%	(35	.0)%	35.0%
State income taxes, net of Federal benefits	0.4		(1.2)		(0.4)
Permanent differences	3.6		0.7		(2.8)
State tax net operating losses, net of Federal benefits	(10.0)		--		(4.0)
State tax credits, net of Federal benefits	(4.4)		--		0.2
Increase in valuation allowance	53.4		418.0		--
Federal tax credits	(2.3)		(1.1)		--
Other	(3.3)		(2.9)		2.5
Effective income tax rate	2.4%		378.5%		(39	.5)%

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
Description:
Deducted from Asset Account:
Valuation for Deferred Tax Assets
YEAR ENDED
December 31, 2005	$ (15.5)	$ (8.7)	$ (1.4)	$ (25.6)
YEAR ENDED
December 31, 2004	$ 0.0	$ (15.5)	$ 0.0	$ (15.5)
YEAR ENDED
December 31, 2003	$ 0.0	$ 0.0	$ 0.0	$ 0.0

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this report:

Page
(1) List of Exhibits	49

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 4, 2006.

REMINGTON ARMS COMPANY, INC.

/s/ Thomas L. Millner
Thomas L. Millner

Chief Executive Officer,
President and Director

EXHIBIT INDEX
Form 10-K/A for Fiscal Year Ended December 31, 2005

Exhibit
Number                                                                                                    Description of Document

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