Form 10-Q
period 2006-03-31
REMINGTON ARMS CO INC/
filed 2006-05-12
CIK 916504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer☐   Accelerated filer   ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At May 10, 2006, the number of shares outstanding of each of the issuer’s classes of common stock is as follows: 1,000 shares of Class A Common Stock, par value $.01 per share.

REMINGTON ARMS COMPANY, INC.

FORM 10-Q

March 31, 2006

Remington Arms Company, Inc.

Consolidated Balance Sheets

(Dollars in Millions, Except per Share Data)
(Unaudited)

	March 31, 2006	December 31, 2005	March 31, 2005
ASSETS
Current Assets
Cash and Cash Equivalents	$ 0.4	$ 0.5	$ 0.2
Accounts Receivable Trade - net	132.4	92.2	123.8
Inventories - net	111.3	99.3	110.4
Supplies	7.7	7.9	7.1
Prepaid Expenses and Other Current Assets	23.6	12.3	12.1
Deferred Tax Assets	-	0.8	3.6

Total Current Assets	275.4	213.0	257.2

Property, Plant and Equipment - net	72.7	73.9	74.0
Goodwill and Intangibles - net	59.1	59.1	59.1
Debt Issuance Costs - net	6.7	6.5	7.8
Other Noncurrent Assets	9.7	10.8	14.7

Total Assets	$ 423.6	$ 363.3	$ 412.8

LIABILITIES & SHAREHOLDER'S DEFICIT
Current Liabilities
Accounts Payable	$ 31.8	$ 25.0	$ 30.0
Book Overdraft	5.6	8.9	5.3
Short-Term Debt	4.0	-	4.0
Current Portion of Long-Term Debt	0.4	0.4	0.6
Current Portion of Product Liability	2.5	2.5	2.2
Income Taxes Payable	1.4	1.4	0.6
Deferred Tax Liabilities	0.7	-	-
Other Accrued Liabilities	39.7	38.4	38.8

Total Current Liabilities	86.1	76.6	81.5

Long-Term Debt, net of Current Portion	273.3	221.3	261.3
Retiree Benefits, net of Current Portion	60.3	58.0	48.9
Product Liability, net of Current Portion	8.1	7.6	11.8
Deferred Tax Liabilities	8.0	8.9	8.3
Other Long-Term Liabilities	2.0	2.0	1.8

Total Liabilities	437.8	374.4	413.6

Commitments and Contingencies

Shareholder's Deficit
Class A Common Stock, par value $.01; 1,000 shares authorized and outstanding at
March 31, 2006, December 31, 2005 and March 31, 2005, respectively	-	-	-
Paid in Capital	89.1	89.1	89.2
Accumulated Other Comprehensive Income (Loss)	0.6	(3.6)	(0.2)
Accumulated Deficit	(103.9)	(96.6)	(89.8)
Total Shareholder's Deficit	(14.2)	(11.1)	(0.8)
Total Liabilities and Shareholder's Deficit	$ 423.6	$ 363.3	$ 412.8

The accompanying notes are an integral part of these consolidated financial statements

Remington Arms Company, Inc.

Consolidated Statements of Operations

(Dollars in Millions)

	Unaudited
	Year-to-Date March 31,
	2006	2005
Net Sales (1)	$96.5	$84.9
Cost of Goods Sold	78.2	67.2

Gross Profit	18.3	17.7
Selling, General and Administrative Expenses	17.3	16.8
Research and Development Expenses	1.6	1.4
Impairment Charges	-	3.7
Other Income	(0.6)	(0.1)

Operating Loss	-	(4.1)

Interest Expense	6.8	6.3

Loss from Operations before Income Taxes and Equity in Losses from Unconsolidated Joint Venture	(6.8)	(10.4)
Income Tax Expense (Benefit)	0.2	(0.6)
Equity in Losses from Unconsolidated Joint Venture	0.3	0.2

Net Loss from Operations before Discontinued Operations	(7.3)	(10.0)
Loss from Discontinued Operations, net of tax benefit of zero for the year-to-date periods ended March 31, 2006 and 2005	-	(0.1)

Net Loss	$(7.3)	$(10.1)

(1)	Sales are presented net of Federal Excise taxes of $7.7 and $6.6 for the year-to-date periods ended March 31, 2006 and 2005, respectively.

The accompanying notes are an integral part of these consolidated financial statements

Remington Arms Company, Inc.

Consolidated Statements of Cash Flows

(Dollars in Millions)

	Unaudited
	Year-To-Date March 31,
	2006	2005
Operating Activities
Net Loss	$(7.3)	$(10.1)
Adjustments to reconcile Net Loss to Net Cash used in Operating Activities:
Non-cash charges included in Net Loss	0.1	4.3
Depreciation and Amortization	2.8	2.8
Equity in Losses from Unconsolidated Joint Venture	0.3	0.2
Pension Plan Contributions	(1.5)	(1.5)
Pension Plan Expense	3.0	2.9
Provision (Benefit) for Deferred Income Taxes, net	0.2	(0.9)
Changes in Operating Assets and Liabilities:
Accounts Receivable Trade - net	(40.2)	(42.6)
Inventories	(12.0)	(17.8)
Prepaid Expenses and Other Current Assets	(3.9)	0.8
Other Noncurrent Assets	0.8	(0.2)
Accounts Payable	6.8	5.5
Income Taxes Payable	-	(0.2)
Other	4.1	4.2

Net Cash used in Operating Activities	(46.8)	(52.6)

Investing Activities
Purchase of Property, Plant and Equipment	(1.2)	(1.2)
Premiums paid for Company Owned Life Insurance	(0.2)	-
Cash Contribution to Unconsolidated Joint Venture	(0.2)	(0.3)

Net Cash used in Investing Activities	(1.6)	(1.5)

Financing Activities
Proceeds from Revolving Credit Facility	56.8	87.5
Payments on Revolving Credit Facility	(4.8)	(29.0)
Debt issuance costs for Revolving Credit Facility	(0.4)	-
Principal Payments on Long-Term Debt	-	(0.1)
Cash Contributions from RACI Holding, Inc.	-	0.2
Change in Book Overdraft	(3.3)	(4.7)

Net Cash provided by Financing Activities	48.3	53.9

Change in Cash and Cash Equivalents	(0.1)	(0.2)
Cash and Cash Equivalents at Beginning of Period	0.5	0.4

Cash and Cash Equivalents at End of Period	$0.4	$0.2

Supplemental Cash Flow Information:
Cash Paid During the Year for:
Interest	$0.9	$0.5
Income Taxes	$-	$-
Noncash Investing and Financing Activities:
Financing of insurance policies	$4.0	$4.0
Debt issuance costs capitalized	$0.2	$-

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.

Consolidated Statement of Shareholder’s Deficit and Comprehensive Loss

(Dollars in Millions)

(Unaudited)

	Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholder’s Deficit
Balance, December 31, 2005	$89.1	$(3.6)	$(96.6)	$(11.1)

Comprehensive Loss:
Net Loss	—	—	(7.3)	(7.3)
Other comprehensive income:
Minimum Pension Liability	—	1.4	—	1.4
Net derivative gains, net of tax effect of $2.1	—	3.5	—	3.5
Net derivative gains reclassified as earnings, net of tax effect of ($0.4)	—	(0.7)	—	(0.7)

Total Comprehensive Loss	—	4.2	(7.3)	(3.1)

Balance, March 31, 2006	$89.1	$0.6	$(103.9)	$(14.2)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

Note 1 — Basis of Presentation

        The accompanying unaudited interim consolidated financial statements of Remington Arms Company, Inc. (“Remington”) include the accounts of its wholly owned subsidiaries, RA Brands, L.L.C. (“RA Brands”), RA Factors, Inc., and Remington Steam LLC (“Remington Steam”), (collectively referred to as the “Company”), as well as reflecting the impact of the Company’s unconsolidated 50% joint venture interest in Remington ELSAG Law Enforcement Systems, LLC (“RELES”). The accounts of the Company’s parent, RACI Holding, Inc. (“Holding”), which owns 100% of the issued and outstanding common stock of Remington, are not presented herein. Significant transactions between the Company and Holding and the related balances are reflected in the consolidated financial statements and related disclosures.

        The accompanying unaudited interim consolidated financial statements of Remington have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair statement have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. The year-end balance sheet information for 2005 was derived from the audited consolidated financial statements for the year ended December 31, 2005, but does not include all disclosures required by generally accepted accounting principles.

        These unaudited interim consolidated financial statements should be read in conjunction with the audited interim consolidated financial statements of Remington Arms Company, Inc. and subsidiaries as of and for the year ended December 31, 2005, and any Current Reports on Form 8-K.

        A revision to the classification of the valuation allowance among current and noncurrent deferred tax assets and liabilities was made to financial information from prior periods to conform with the current presentation format. This change in classification did not have a material impact on any previously reported financial condition, results of operations or cash flows of the Company.

Note 2 — Impairment Charges

        As of March 31, 2005, the Company performed an evaluation for impairment on its goodwill, trademarks, and fixed assets for the Clay Targets reporting unit and recorded associated impairment charges of $3.7 in the accompanying statement of operations, which were composed of goodwill impairment of $2.9, indefinite-lived trademark impairment of $0.7, and fixed asset impairment of $0.1. The Clay Targets reporting unit is included in the All Other reporting segment in Note 14. The evaluation resulted from the Company being notified by its primary supplier of a critical raw material to the Company’s Clay Targets business that it would stop supplying the Company in the third quarter of 2005 and for which no alternative supplier was located. Management considered the loss of the supplier a change in the business climate that created a specific “triggering event” necessitating such a review.

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

        The impairment of goodwill was assessed in accordance with the provisions of SFAS 142. SFAS 142 indicates that if other types of assets (in addition to goodwill) of a reporting unit are being tested for impairment at the same time as goodwill, then those assets are to be tested for impairment prior to performing the goodwill impairment testing. Accordingly, in accordance with SFAS 142 the impairment charges noted above reduced the carrying value of the reporting units when performing the impairment test for goodwill. The goodwill impairment test required us to estimate the fair value of our overall business enterprise at the reporting unit level. We estimated fair value using a discounted cash flow model. Under this model, we utilized estimated revenue and cash flow forecasts, as well as assumptions of terminal value, together with an applicable discount rate, to determine fair value. We then compared the carrying value of the reporting unit to its fair value. Since the fair value of the reporting unit was less than the carrying amount of goodwill, an impairment charge of $2.9, associated with the remaining balance of goodwill for the reporting unit, was recorded in accordance with SFAS 142.

        At March 31, 2006, the remaining carrying value associated with this reporting unit for trademarks and fixed assets are $1.8.

        There were no impairment charges during the three months ended March 31, 2006.

Note 3 — Inventories

        Inventories consisted of the following at:

	(Unaudited)
	March 31,	December 31,	March 31,
	2006	2005	2005
Raw Materials	$ 22.3	$ 21.2	$ 19.4
Semi-Finished Products	22.0	22.7	21.1
Finished Products	67.0	55.4	69.9

Total	$ 111.3	$ 99.3	$ 110.4

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

Note 4 –Other Accrued Liabilities

        Other Accrued Liabilities consisted of the following at:

	(Unaudited)
	March 31,	December 31,	March 31,
	2006	2005	2005
Marketing	$ 4.2	$ 7.2	$ 4.1
Healthcare	6.5	6.7	7.6
Retiree Benefits current portion	7.2	8.0	7.1
Workers Compensation	3.8	3.6	3.5
Accrued Interest	7.1	1.8	7.1
Other	10.9	11.1	9.4

Total	$ 39.7	$ 38.4	$ 38.8

Note 5 — Warranty Accrual

        The Company provides consumer warranties against manufacturing defects on all firearm products manufactured in the United States. Estimated future warranty costs are accrued at the time of sale, using the percentage of actual historical repairs relative to historical shipments, which is included in other accrued liabilities. Product modifications or corrections are voluntary steps taken by the Company to assure proper usage or performance of a product by consumers. The cost associated with product modifications and or corrections are recognized when a liability is both probable and estimable, and charged to operations at that time. Activity in the warranty accrual consisted of the following at:

	(Unaudited)
	Quarter ended	Year ended	Quarter ended
	March 31,	December 31,	March 31,
	2006	2005	2005
Beginning warranty accrual	$ 0.8	$ 0.8	$ 0.8
Current period accruals	0.8	2.7	0.8
Current period charges	(0.8)	(2.7)	(0.8)

Ending warranty accrual	$ 0.8	$ 0.8	$ 0.8

        In addition to our warranty accrual, we have a nationwide product safety program under which we offer to clean, inspect and modify certain bolt action centerfire firearms manufactured prior to 1982 to remove the bolt-lock feature. As of March 31, 2006, our accrual for the costs of the product safety program was less than $0.1.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

Note 6 – Income Taxes

        Income tax expense is based on pretax financial accounting income. The Company recognizes deferred tax assets and liabilities based on the difference between the financial reporting and tax bases of assets and liabilities, applying tax rates applicable to the year in which the differences are expected to reverse, in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). A valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. As of March 31, 2006, a valuation allowance of approximately $27.3 is recorded against deferred tax assets in accordance with the provisions of SFAS 109.

        Management believes that under the provisions of SFAS 109, it is not appropriate to record income tax benefits on current quarterly losses. Consequently, the Company’s results for the quarter ended March 31, 2006 do not reflect such a benefit from income taxes, notwithstanding the fact that the Company reported a loss for the period. However, under the provisions of SFAS 109, an increase in the amount of deferred tax liabilities associated with intangible assets for which reversals cannot be anticipated resulted in the recognition of a corresponding income tax expense of $0.2 for the quarter ended March 31, 2006. In addition, the Company's results for the quarter ended March 31, 2005 do not reflect a tax benefit notwithstanding the fact that the Company reported a loss for the period. However under the provision of SFAS 109 and SFAS 142, the recognition of impairment charges for goodwill and indefinite-lived intangible assets as of March 31, 2005 as disclosed in Note 2 reduced the amount of deferred tax liabilities associated with intangible assets and resulted in the recognition of a corresponding income tax benefit of $0.6.

        A valuation allowance of $1.4, associated with the deferred tax asset related to other comprehensive income-minimum pension liability, has been reversed through shareholders' equity due to a deferred tax liability position related to total net other comprehensive income as of March 31, 2006. The $1.4 was initially recorded against equity as a component of other comprehensive income directly related to the increase in the minimum pension liability at December 31, 2005.

        Because the Company files its income taxes in a consolidated tax return with Holding, the supplemental cash flow disclosure for cash taxes paid reflects the total impact of any cash taxes paid on behalf of Holding.

Note 7– Long-Term Debt

        Long-term Debt consisted of the following at:

	(Unaudited)
	March 31,	December 31,	March 31,
	2006	2005	2005
Revolving Credit Facility	$ 71.4	$ 19.4	$ 60.3
10.5% Senior Subordinated Notes due 2011	200.0	200.0	200.0
Capital Lease Obligations	1.4	1.4	0.7
Due to RACI Holding, Inc.	0.9	0.9	0.9

Subtotal	273.7	221.7	261.9
Less: Current Portion	0.4	0.4	0.6

Total	$ 273.3	$ 221.3	$ 261.3

        On March 15, 2006, the Company entered into the Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), which replaced the credit agreement, dated as of January 24, 2003, as amended through October 14, 2005, among Remington, RA Factors, Inc., Wachovia Bank, National Association, as Agent, and the lenders from time to time party thereto (the “2003 Credit Agreement”). Fees estimated of approximately $0.6 were capitalized in March 2006 as debt issuance costs and are being amortized over the life of the Amended and Restated Credit Agreement.

        The Company’s Amended and Restated Credit Agreement provides up to $140.0 of borrowings under an asset-based senior secured revolving credit facility through June 30, 2010. Amounts available under the Amended and Restated Credit Agreement are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable and eligible inventory in addition to the minimum availability requirement described below. The Amended and Restated Credit Agreement also includes a letter of credit sub-facility of up to $15.0, of which the Company has aggregate outstanding letters of credit of $5.1 as of March 31, 2006.

        Key terms of the Amended and Restated Credit Agreement include the following:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

(1)

The Company is required to maintain a specified minimum amount of availability during the period ending on the earlier of (i) March 31, 2009 and (ii) such date as the Company may determine (such period, the “Availability Test Period”). For any period during the Availability Test Period when such minimum availability requirement is not met, the Company must maintain a minimum fixed charge coverage ratio of 1.1 to 1.0. So long as the minimum availability requirement is met during the Availability Test Period, there is no requirement for the Company to meet the minimum fixed charge coverage ratio.

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

(4)

Amounts outstanding under the Amended and Restated Credit Agreement bear interest at a rate equal to, at the Company’s option, (1) an alternate base rate ("ABR") plus an applicable margin, or (2) a reserve adjusted LIBOR rate plus an applicable margin. These margins are subject to periodic adjustment based on certain levels of financial performance (based on Consolidated EBITDA) at various times during the term of the Amended and Restated Credit Agreement.

(5)

The Amended and Restated Credit Agreement contains limitations on capital expenditures exceeding $12.5 during any fiscal year, adjusted upward for any previously unspent amounts in prior years that were less than the annual $12.5 limitation. The Amended and Restated Credit Agreement allows for capital expenditures up to $23.5 in the 2006 fiscal year including unused capacity carried over from 2003, 2004, and 2005.

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

        The interest rate margin for the ABR and the Euro-Dollar loans at March 31, 2006 is 0.50% and 2.00%, respectively. The weighted average interest rate under the Company’s outstanding credit facility was 7.75% and 6.02% for the quarter ended March 31, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

        As of March 31, 2006 approximately $19.4 in additional borrowings beyond the minimum availability requirements were available as determined pursuant to the Amended and Restated Credit Agreement.

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

Note 8 – Intangible Assets

        The carrying amount of goodwill and trademarks, which are not subject to amortization, attributable to each reporting segment is outlined in the following tables:

	(Unaudited)

	March 31,	December 31,	March 31,
Goodwill	2006	2005	2005
Firearms	$ 12.8	$ 12.8	$ 12.8
Ammunition	5.2	5.2	5.2
All Other	--	--	--

Total	$ 18.0	$ 18.0	$ 18.0

	March 31,	December 31,	March 31,
Trademarks	2006	2005	2005

Firearms	$ 20.4	$ 20.4	$ 20.4
Ammunition	19.4	19.4	19.4
All Other	1.3	1.3	1.3

Total	$ 41.1	$ 41.1	$ 41.1

        The Company continues to monitor the Clay Targets business unit in the All Other reporting segment as to whether there is a reasonable possibility of an additional impairment charge or recovery if estimated changes were to result in the expected future cash flows of the business unit. As of March 31, 2005, an impairment charge was recorded in the Company’s statement of operations based on a specific triggering event, the loss of a primary supplier as described in Note 2. There were no impairment charges during the three months ended March 31, 2006.

Note 9 – Retiree Benefits

        Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for detailed descriptions and disclosures about the various benefit plans offered by Remington.

        The following table summarizes the components of net periodic pension cost for the three month periods ended:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

	(Unaudited)
	March 31,	March 31,
	2006	2005
Service Cost	$ 1.3	$ 1.2
Interest Cost	2.5	2.4
Expected Return on Assets	(2.4)	(2.2)
Amortization of Prior Service Cost	(0.3)	--
Recognized Net Actuarial Loss	1.9	1.5

Net Periodic Pension Cost	$ 3.0	$ 2.9

        The following table summarizes the components of net periodic postretirement cost for the three month periods ended:

	(Unaudited)
	March 31,	March 31,
	2006	2005
Service Cost	$ 0.2	$ 0.2
Interest Cost	0.3	0.3
Net Amortization and Deferral	--	--

Net Periodic Benefit Cost	$ 0.5	$ 0.5

Anticipated Contributions

        Remington previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute approximately $8.0 to plan assets related to its funded defined benefit pension plan during 2006. Through May 10, 2006, $3.3 of contributions have been made. Remington presently anticipates contributing an additional amount of approximately $4.7 to fund its required contributions for this plan during the remainder of 2006.

Note 10—Investment in Unconsolidated Joint Venture

.The Company has a joint venture agreement with ELSAG, Inc., an unaffiliated third party, which forms the joint venture Remington ELSAG Law Enforcement Systems, LLC (“RELES”).  RELES sells and services a mobile license plate reading technology sold to state and local law enforcement agencies along with certain federal agencies. The agreement provides Remington a 50% ownership interest.  The agreement calls for each member to invest 50% of required capital investments and receive 50% of distributions, with a maximum contribution amount of $1.5 by each party.  In addition, Remington provides certain administrative support functions, while ELSAG, Inc. provides product technology support.  As a result of certain administrative support functions provided by Remington, the Company has a receivable from RELES at March 31, 2006 of less than $0.1.

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

        The revenues associated with RELES during the three months ended March 31, 2006 were $0.3. There were no revenues associated with RELES during the three months ended March 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

        The following summarizes the Company’s investment account balance associated with RELES at:

Account	March 31, 2006	December 31, 2005	March 31, 2005
Investment in Unconsolidated Joint Venture	$0.1	$0.2	$0.3
Equity in Losses from Unconsolidated Joint Venture	$0.3	$1.0	$0.2

Through May 10, 2006, the Company has made a total of $1.5 in cumulative cash contributions to RELES and accordingly the Company has no more commitments to fund RELES, although the Company may do so.

Note 11 – Stock Options

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). Because the Company is a debt registrant, it is considered a nonpublic company in accordance with SFAS 123R. In addition, because the management shares underlying management’s stock options are accounted for by Holding as liabilities under Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), the stock options are considered liabilities under SFAS 123R. Since the Company is nonpublic and the stock options are considered liabilities, the Company is permitted to choose its valuation approach as a matter of accounting policy. The Company has elected to account for its stock options using the intrinsic value method. SFAS 123R requires the Company to make this valuation at each balance sheet date and record any gain or loss in the Company’s consolidated statement of operations.

        The adoption on January 1, 2006 had no impact on the Company’s unaudited interim consolidated financial statements because at adoption, all issued options were out-of-the-money, as they all had an exercise price of $220.31 per share compared to a fair value of $160 per share. At adoption, the Company had two stock-based compensation plans, with 284 vested options and 12,621 unvested options. The 12,621 unvested options had a total weighted average remaining term of 4.2 years.

        At March 31, 2006, the Company had two stock-based compensation plans, with 427 vested options and 10,208 unvested options. The 10,208 unvested options have a total weighted average remaining term of 3.7 years. Since the beginning of the year, there have been no option grants, exercises, conversions or expirations. The decrease of 2,270 issued options since January 1, 2006 are the result of forteitures of unvested stock options associated with the departure of the Company's Chief Operating Officer. All of the 10,635 issued options at March 31, 2006, regardless of vesting, continue to be out-of-the-money, as they all have an exercise price of $220.31 per share compared to a fair value of $160 per share. Accordingly, these two plans have total unvested stock-based compensation expense of zero, and total stock-based compensation expense, recognized in Selling, general and administrative expenses, aggregated zero during the first quarter of 2006.

        Prior to the effective date, the stock-based compensation plans were accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, and had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended. Pro-forma information regarding the impact of total stock-based compensation on net income for prior periods is also required by SFAS 123R. Under APB 25, generally no cost was recorded for stock options issued to employees unless the option exercise price was below fair value at the time options are granted. Since all options were granted at exercise prices equal to the estimated fair value of the underlying Common Stock, no compensation expense was ever recognized with respect to the grant of any outstanding stock options.

        Had compensation expense for such option grants been recognized under SFAS No. 123 based on the fair value of such options during the three month periods ended March 31, 2005, the Company’s net loss on a pro forma basis would not have had a material impact as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

March 31,
2005

Net Loss	As Reported	$ (10.1)
Add:	Stock-based employee compensation expense included
in reported net income (loss), net of related tax
	effects	--
Deduct:	Total stock-based employee compensation expense
determined under fair value based method for all
	awards, net of related tax effects	--

Net Loss	Pro forma	$ (10.1)

Note 12 — Commitments and Contingencies

        The Company has various purchase commitments for services incidental to the ordinary conduct of business, including, among other things, a services contract with its third party warehouse provider. We believe such commitments are not at prices in excess of current market prices. The Company has purchase contracts with certain raw materials suppliers, for periods ranging up to approximately seven years, some of which contain firm commitments to purchase minimum specified quantities. However, such contracts had no significant impact on the Company’s financial condition, results of operations, or cash flows during the reported periods presented herein.

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

Note 13 – Accounting for Derivatives and Hedging Activities

        The Company purchases copper and lead options contracts to hedge against price fluctuations of anticipated commodity purchases. The options contracts limit the unfavorable effect that price increases will have on these metal purchases. At March 31, 2006, the fair value of the Company’s outstanding derivative contracts relating to firm commitments and anticipated consumption (aggregate notional amount 29.0 million pounds of copper and lead) up to nine months from such date was $9.1 as determined with the assistance of a third party. At March 31, 2005, the fair value of the Company’s outstanding derivatives contracts relating to firm commitments and anticipated consumption (aggregate notional amount of 27.3 million pounds of copper and lead) up to nine months from such date was $3.2 as determined with the assistance of a third party. The volatility of pricing the Company has experienced to date has affected our results of operations for the three month periods ended March 31, 2006 and 2005. The Company believes that further significant changes in commodity pricing could have a future material impact on the consolidated financial position, results of operations, or cash flows of the Company.

        In accordance with the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 138”) and by Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”), commodity contracts are designated as cash flow hedges, with the fair value of these financial instruments recorded in prepaid expenses and other current assets, changes in fair value recorded in accumulated other comprehensive income, and net gains/losses reclassified to cost of sales based upon inventory turnover, indicating consumption and sale of the underlying commodity in the Company’s products. During the three month period ended March 31, 2006, a net gain of $0.7 on derivative instruments was reclassified to cost of sales from accumulated other comprehensive income ($0.9 in 2005), and a net gain of $3.5 was recorded to accumulated other comprehensive income and to prepaid expenses and other current assets ($0.1 in 2005).

Note 14 — Segment Information

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

Information on Segments:

	(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Net Sales:
Firearms	$ 51.7	$ 47.0
Ammunition	40.8	32.3
All Other	4.0	5.6

Consolidated Net Sales	$ 96.5	$ 84.9

Adjusted EBITDA:
Firearms	$ 4.8	$ 4.2
Ammunition	(1.0)	(1.0)
All Other	0.3	0.7
Other Reconciling Items	0.5	(0.1)

Adjusted EBITDA	$ 4.6	$ 3.8

	(Unaudited)
	March 31,	December 31,	March 31,
	2006	2005	2005
Assets:
Firearms	$ 189.6	$ 153.3	$ 181.5
Ammunition	131.7	114.6	123.4
All Other	18.9	15.5	15.5
Other Reconciling Items	83.4	79.9	92.4

Consolidated Assets	$ 423.6	$ 363.3	$ 412.8

        The following table illustrates the calculation of Adjusted EBITDA, by reconciling Net Loss to Adjusted EBITDA, which management believes is the most nearly equivalent GAAP measure:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

	(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Net Loss	$ (7.3)	$ (10.1)
Adjustments: Depreciation Expense	2.4	2.3
Interest Expense (A)	6.8	6.3
Other Noncash Charges (B)	1.6	1.5
Non-Recurring Charges (Gains)(C)	0.6	4.2
Equity in Loss From Unconsolidated
Joint Venture, net of tax	0.3	0.2
Income Tax Expense (Benefit)	0.2	(0.6)

Adjusted EBITDA	$ 4.6	$ 3.8

(A)	Interest expense includes amortization expense of deferred financing costs of $0.4 and $0.5 for the three month periods ended March 31, 2006 and 2005, respectively.

(B)

Noncash items include $1.5 and $1.4 accruals for retirement benefits for the year-to-date periods ended March 31, 2006 and 2005, respectively. The three months ended March 31, 2006 and 2005 also includes $0.1 loss on disposal of assets.

(C)

Nonrecurring charges in 2006 includes $0.6 associated with non-recurring professional fees, while 2005 includes both a write-off of debt acquisition costs of $0.5 in February 2005 associated with the permanent reduction in borrowing capacity and impairment charges of $3.7 in March 2005 associated with the write-down in goodwill, trademarks, and fixed assets of the Clay Targets reporting unit. See Note 2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

Note 15 — Financial Position and Results of Operations of Remington Arms Company, Inc.

        The following condensed consolidating financial data provides information regarding the financial position and results of operations of Remington Arms Co, Inc., including Remington’s 100% owned subsidiaries, RA Brands, RA Factors, Inc, and Remington Steam. Separate financial statements of Holding, Remington’s sole shareholder, are not presented because management has determined that they would not be material to holders of the Company’s public securities, the Notes. Holding is not a guarantor of the Notes. The Notes are fully and unconditionally guaranteed on a joint and several basis by all of Remington’s subsidiaries. Holding does not have any significant independent operations or assets other than its ownership interest in Remington. Holding has $39.8 aggregate principal amount, including paid-in-kind interest, of senior notes due in 2010 and 2011 which were created during the recapitalization of Holding in February 2003.

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2006
(Unaudited)

	Remington and	Combined		Remington Arms Co.,
ASSETS	Remington Steam	Guarantor Subsidiaries	Eliminations	Inc. and Subsidiaries
Current Assets	$ 136.9	$ 138.5	$ --	$ 275.4
Receivable from Remington, Net	--	94.3	94.3	--
Equity method investment in subsidiaries	236.6	--	236.6	--
Noncurrent Assets	104.9	43.3	--	148.2

Total Assets	$ 478.4	$ 276.1	$ 330.9	$ 423.6

LIABILITIES AND
SHAREHOLDER'S EQUITY
Current Liabilities	$ 53.4	$ 32.7	$ --	$ 86.1
Payable to RACI Holding, Inc., Net	0.9	--	--	0.9
Payable to RA Brands, L.L.C., Net	78.4	--	78.4	--
Payable to RA Factors, Inc., Net	15.9	--	15.9	--
Noncurrent Liabilities	344.0	6.8	--	350.8
Shareholder's Equity (Deficit)	(14.2)	236.6	236.6	(14.2)

Total Liabilities and
Shareholder's Equity	$ 478.4	$ 276.1	$ 330.9	$ 423.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2005
(Unaudited)

	Remington and	Combined		Remington Arms Co.,
ASSETS	Remington Steam	Guarantor Subsidiaries	Eliminations	Inc. and Subsidiaries
Current Assets	$ 114.9	$ 98.1	$ --	$ 213.0
Receivable from Remington, Net	--	129.6	129.6	--
Equity method investment in subsidiaries	231.6	--	231.6	--
Noncurrent Assets	106.9	43.4	--	150.3

Total Assets	$ 453.4	$ 271.1	$ 361.2	$ 363.3

LIABILITIES AND
SHAREHOLDER'S EQUITY
Current Liabilities	$ 43.9	$ 32.7	$ --	$ 76.6
Payable to Holding, Inc., Net	0.9	--	--	0.9
Payable to RA Brands, L.L.C., Net	75.7	--	75.7	--
Payable to RA Factors, Inc., Net	53.9	--	53.9	--
Noncurrent Liabilities	290.1	6.8	--	296.9
Shareholder's Equity (Deficit)	(11.1)	231.6	231.6	(11.1)

Total Liabilities and Shareholder's
Equity	$ 453.4	$ 271.1	$ 361.2	$ 363.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2005
(Unaudited)

		Combined		Remington Arms Co.,
		Guarantor		Inc. and
ASSETS	Remington	Subsidiaries	Eliminations	Subsidiaries
Current Assets	$ 128.4	$ 128.8	$ --	$ 257.2
Receivable from Remington, Net	--	80.7	80.7	--
Equity method investment in subsidiaries	214.0	--	214.0	--
Noncurrent Assets	112.2	43.4	--	155.6

Total Assets	$ 454.6	$ 252.9	$ 294.7	$ 412.8

LIABILITIES AND
SHAREHOLDER'S EQUITY
Current Liabilities	$ 48.5	$ 33.0	$ --	$ 81.5
Payable to RACI Holding, Inc., Net	0.9	--	--	0.9
Payable to RA Brands, L.L.C., Net	66.4	--	66.4	--
Payable to RA Factors, Inc., Net	14.3	--	14.3	--
Noncurrent Liabilities	325.3	5.9	--	331.2
Shareholder's Equity (Deficit)	(0.8)	214.0	214.0	(0.8)

Total Liabilities and Shareholder's
Equity	$ 454.6	$ 252.9	$ 294.7	$ 412.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Remington and	Combined		Remington Arms Co.,
QUARTER ENDED	Remington	Guarantor		Inc. and
March 31, 2006 (Unaudited)	Steam	Subsidiaries	Eliminations	Subsidiaries
Net Sales	$ 96.5	$ --	$ --	$96.5
Cost of Sales	(78.2)	--	--	(78.2)

Gross Profit	18.3	--	--	18.3
Subsidiary Income (Expense)	(6.5)	6.5	--	--
Research and Development Expenses	--	(1.6)	--	(1.6)
All Other Expenses	(24.1)	0.1	--	(24.0)
Income from Equity Investees	5.0	--	5.0	--

Net (Loss) Income	(7.3)	5.0	5.0	(7.3)
		Combined		Remington Arms Co.,
QUARTER ENDED		Guarantor		Inc. and
March 31, 2005 (Unaudited)	Remington	Subsidiaries	Eliminations	Subsidiaries
Net Sales	$84.9	$ --	$ --	$ 84.9
Cost of Sales	(67.2)	--	--	(67.2)

Gross Profit	17.7	--	--	17.7
Subsidiary Income (Expense)	(5.8)	5.8	--	--
Research and Development Expenses	--	(1.4)	--	(1.4)
Impairment Charges	(3.0)	(0.7)	--	(3.7)
All Other Expenses (Income)	(22.8)	0.1	--	(22.7)
Income from Equity Investees	3.8	--	3.8	--

Net (Loss) Income	(10.1)	3.8	3.8	(10.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year-to-Date March 31, 2006
(Unaudited)

	Remington	and	Combined		Remington Arms Co.,
	Remington		Guarantor		Inc. and
	Steam		Subsidiaries	Eliminations	Subsidiaries
Operating Activities
Net Cash Used in Operating
Activities	$ (46.8)		$ --	$ --	$ (46.8)

Investing Activities
Purchase of Property, Plant and Equipment	(1.2)		--	--	(1.2)
Premiums paid for Company Owned Life Insurance	(0.2)		--	--	(0.2)
Cash Contribution to Unconsolidated Joint Venture	(0.2)		--	--	(0.2)

Net Cash Used in Investing Activities	(1.6)		--	--	(1.6)

Financing Activities
Net Proceeds from Revolving Credit Facility	52.0		--	--	52.0
Debt Issuance Costs for Revolving Credit Facility	(0.4)		--	--	(0.4)
Change in Book Overdraft	(3.3)		--	--	(3.3)

Net Cash Provided by Financing Activities	48.3		--	--	48.3

Change in Cash and Cash Equivalents	(0.1)		--	--	(0.1)
Cash and Cash Equivalents at Beginning of Period	0.5		--	--	0.5

Cash and Cash Equivalents at End of Period	$ 0.4		$ --	$ --	$ 0.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year-to-Date March 31, 2005
(Unaudited)

		Combined		Remington Arms Co.,
		Guarantor		Inc. and
	Remington	Subsidiaries	Eliminations	Subsidiaries
Operating Activities
Net Cash (Used in) Provided by Operating
Activities	$ (52.8)	$ 0.2	$ --	$ (52.6)

Investing Activities
Purchase of Property, Plant and Equipment	(1.2)	--	--	(1.2)
Cash Contribution to Unconsolidated Joint Venture	(0.3)	--	--	(0.3)

Net Cash Used in Investing Activities	(1.5)	--	--	(1.5)

Financing Activities
Net Proceeds from Revolving Credit Facility	58.5	--	--	58.5
Principal Payments on Long-Term Debt	(0.1)	--	--	(0.1)
Capital Contributions from RACI Holding, Inc.	0.2	--	--	0.2
Decrease Book Overdraft	(4.7)	--	--	(4.7)

Net Cash Provided by Financing Activities	53.9	--	--	53.9

(Decrease) Increase in Cash and Cash Equivalents	(0.4)	0.2	--	(0.2)
Cash and Cash Equivalents at Beginning of Period	0.4	--	--	0.4

Cash and Cash Equivalents at End of Period	$ --	$ 0.2	$ --	$ 0.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) — Unaudited

Note 16 – Recent Accounting Pronouncements

        In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No. 133 and SFAS 140 ("SFAS 155"). SFAS 155 simplifies accounting for certain hybrid instruments under SFAS 133 by permitting fair value remeasurement for financial instruments that otherwise would require bifurcation and eliminating SFAS 133 Implementation Issue No.D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides that beneficial interests are not subject to the provisions of SFAS 133. SFAS 155 also eliminates the previous restriction under SFAS 140 on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company will adopt this statement as required, and adoption is not expected to have an impact on the Company’s results of operations, financial condition or liquidity as we do not hold any of these financial instruments.

        In March 2006, the FASB issued Statement of Financial Accounting Standard No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 ("SFAS 156"). SFAS 156 permits entities to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess to rights for impairment or the need for an increased obligation. SFAS 156 also clarifies when a servicer should separately recognize servicing assets and liabilities, requires all separately recognized assets and liabilities to be initially measure at fair value, if practicable, permits a one-time reclassification of available-for-sales securities to trading securities by an entity with recognized servicing rights and requires additional disclosures for all separately recognized servicing assets and liabilities. FAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company will adopt this statement as required, and adoption is not expected to have an effect on the Company’s results of operations, financial condition or liquidity as we do not hold any of these financial instruments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the accompanying unaudited interim consolidated financial statements and related notes of Remington and its subsidiaries, RA Brands, L.L.C., RA Factors Inc. and Remington Steam, as of and for the quarter ended March 31, 2006, and with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2005, on file with the SEC. The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ended December 31, 2006, in part due to the seasonality of the Company’s business.

        Management’s Discussion and Analysis of Financial Condition and Results of Operations is separated into the following sections:

          •           Executive Overview.

          •           Business Outlook.

          •           Liquidity and Capital Resources.

          •           Results of Operations.

          •           Recent Account Pronouncements.

          •           Regulatory Developments.

          •           Information concerning Forward-Looking Statements.

    Executive Overview

        We evaluate our business primarily on Adjusted EBITDA (as described in Note 14 to our unaudited interimconsolidated financial statements appearing elsewhere in this quarterly report) from two core segments, Firearms and Ammunition, and to a lesser degree on other operating segments organized within the All Other reporting segment, consisting of Accessories, Licensing Income, Clay Targets, Powder Metal Products, and Technology Products. These segments allow us to focus our strategies and initiatives on growth opportunities primarily focused on both the hunting and shooting sports and military/government/law enforcement marketplaces.

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

        Finally, in order to be well positioned for growth, we recognize the need to protect our competitive position with the introduction of new, innovative, high quality, and cost effective products to support our customers and consumers. As a result of the market polarization trends we have identified in “Industry” below, we have continued to enhance our existing product lines both through the internal development of new products and the further sourcing of product during fiscal year 2006.

        Our growth initiatives include the following:

•	We have a joint venture agreement with ELSAG, Inc., an unaffiliated third party, that forms RELES. RELES sells and services a mobile license plate reading technology that is sold to state and local law enforcement agencies along with certain federal agencies. We own 50% of the joint venture. The joint venture agreement calls for each member to provide 50% of required capital investments and receive 50% of distributions, with a maximum contribution amount of $1.5 million by each party. In addition, we provide certain administrative support functions, while ELSAG, Inc. provides product technology support. The Company made its final contractual contribution to RELES of $0.2 million on March 15, 2006, and, accordingly, the Company has no more commitments to fund RELES, although we may decide to do so in the future. For the first three months of 2006, there have been approximately $0.3 million in revenues associated with RELES. There were no revenues during the first three months of 2005.

•	We have been delivering sourced product offerings, mainly break action shotguns and certain rifles, since the middle of 2004. We are increasing this sourcing initiative, known as International Sourced Products, in 2006, to include over/under shotguns, muzzleloaders, rimfire rifles, and centerfire rifles. These product offerings are part of our ongoing strategy to enhance our existing product lines. We have also had internal development of new products that we expect to deliver in 2006, including a revolutionary titanium receiver auto-loading shotgun model.

•	We have an exclusive distribution rights agreement through 2014 with a technology products manufacturer for certain security products within the United States, certain contractually defined United States territories, and Canada. We sell these security products to the federal agency, military and law enforcement markets.

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

        We have continued to experience increasing costs related to materials and energy (including lead, copper, zinc, steel, fuel, and utilities) which are above any historical comparison. We can provide no assurance that these economic trends will not continue. Management has initiated significant price increases in an attempt to offset these costs and will continue to evaluate the need for future price increases in light of these trends and the Company’s competitive landscape.

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

Business Outlook

General Economy

        The general economic environment appears to be improving since our year end, as a result of higher levels of consumer spending, despite inflationary pressures from higher energy and fuel costs and an uncertain geopolitical environment. Nevertheless, since the beginning of 2004, the Federal Reserve has adopted a monetary policy that includes raising the short term rates of interest in an attempt to offset these inflationary pressures. This continuing rising interest rate environment could have a potentially adverse impact on consumer spending. Our business has also been affected by the general environment of rising commodity prices for raw materials such as lead, copper, zinc, and steel, as well as rising energy costs, that have been experienced since the beginning of 2004. See Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk”. We can provide no assurance that these economic trends will not continue. Decreases in consumer confidence and spending and/or significant increases in commodity and energy prices could have a material impact on the consolidated financial position, results of operations, or cash flows of the Company.

Industry

        As discussed above, the consumer products environment appears to be improving since our year end due to higher consumer spending, despite inflationary pressures primarily from higher materials and energy costs. We, along with our competitors, have initiated multiple price increases over the past several quarters in an attempt to somewhat mitigate these inflationary pressures. Further, the retail and consumer products industries in which we participate (mainly, firearms and ammunition) are continuing to experience two specific trends – market polarization and condensed seasonality.

        The market polarization appears to primarily be a function of demand from higher end retailers and consumers being relatively inelastic and unaffected by weaker economic conditions while lower end retailers and consumers are generally selling and buying, respectively, opening price point products. Because of this trend, management began augmenting our already existing product lines in 2004 with import product lines. We will continue to enhance our existing product lines both through the internal development of new products and the sourcing of product during fiscal year 2006. The condensed seasonality appears to primarily be a function of a pronounced customer effort to aggressively manage inventory turns. Management believes that such conditions have caused customers (dealers, chains and wholesalers) to defer purchases of our products to later in the year. Nevertheless, in part due to increased pricing pressures, the ammunition business may be experiencing a softening of the seasonal compression trend in 2006 as customers make purchases ahead of announced price increases.

        Despite the above mentioned trends, the retail and consumer products industries in which we participate (mainly, firearms and ammunition) are experiencing improved sales trends to the end user compared to the same period a year ago. Nevertheless, Wal-Mart Stores Inc. announced on April 14, 2006 that it will stop selling firearms products from approximately 1,000 of its stores across the United States. Management believes that this will not have a significant impact on our results of operations in 2006 compared to the prior year.

Remington

        Our current business environment is uncertain and has been affected by market polarization, condensed seasonality, and increased materials and energy costs, despite higher consumer spending levels. Management does not have any reason to believe that these trends and uncertainties are permanent characteristics of the markets for our products or the general economy, and believes that positive changes in these trends may result in increased demand for the Company’s products or otherwise improve the Company’s results of operations or cash flows. However, management continues to evaluate these trends and uncertainties and cannot assure that they will improve or that any such improvement will increase demand for the Company’s products or otherwise positively impact the Company’s results of operations or cash flows.

        Management’s near-term strategy in light of the environment noted above has been to raise prices, contain costs, manage inventory levels to meet customer needs and to preserve liquidity, while pursuing growth initiatives in markets we believe show potential future profitable growth. Our efforts to pursue growth initiatives resulted in the three previously mentioned actions: 1) the introduction and subsequent expansion of sourced product offerings, 2) the exclusive distribution agreement with a technology products manufacturer, and 3) the joint venture agreement with ELSAG, Inc. See “-Executive Overview.” Our growth initiatives also included investments in our government, military, and law enforcement divisions. We have also engaged in selective efforts to stimulate demand for our products, through targeted product introductions and promotions in selected product categories. Management believes that we have successfully maintained the strength of our brand and our market-leading positions in our primary product categories, and that we remain poised to take advantage of any significant improvement in the demand environment.

Seasonality

        We produce and market a broad range of firearms and ammunition products. Sales of some of our products occur outside the core fall hunting season (September through December). These products consist of several models of our shotguns and several types of ammunition that are intended for target shooting. In addition, these non-seasonal products include certain types of ammunition, primarily for pistol and revolver use, as well as ammunition with government, military, and law enforcement applications. The majority of our firearms and ammunition products, however, are manufactured for hunting use. As a result, the majority of the sales of our products are seasonal and concentrated toward the fall hunting season. We follow the industry practice of selling firearms pursuant to a “dating” plan allowing the customer to buy the products commencing at the beginning of our dating plan periods and pay for them on extended terms. As a competitive measure, we also offer extended payment terms on select ammunition categories. We believe that these dating plans have partially offset the seasonality of the Company’s business, although seasonality has become more pronounced overall.

        As a result of the seasonal nature of our sales, the extended payment terms under our dating plan billing practices, and the aforementioned increasingly extreme and condensed seasonality, our working capital financing needs generally have significantly exceeded cash provided by operations during certain parts of the year until certain of our extended accounts receivable are collected. As a result, our working capital financing needs tend to be greatest during the spring and summer months, decreasing during the fall and reaching their lowest points during the winter. We continue to see our seasonality compress to later in the fall hunting season. Sales in the third quarter of 2005 were higher than sales in other quarters, as historically experienced, and sales in the fourth quarter of 2005, including those on extended terms, were also higher than the prior year as well as historical levels. Accordingly, we expect more of our accounts receivable balance to remain outstanding until the last half of the year as compared to previous years.

Liquidity and Capital Resources

Overview

        We have historically been financed primarily by the 2003 Credit Agreement, which was replaced by our Amended and Restated Credit Agreement, governing the revolving credit facility, and the indenture for the Notes. We have historically funded expenditures for operations, administrative expenses, capital expenditures, debt service obligations and dividend payments with internally generated funds from operations, and satisfied working capital needs from time to time with borrowings under our revolving credit facility. We believe that we will be able to meet our debt service obligations, fund our operating requirements, and make dividend payments (subject to restrictions in the Amended and Restated Credit Agreement and the indenture for the Notes) in the future with cash flow from operations and borrowings under our Credit Facility prior to the maturity of the Amended and Restated Credit Agreement in 2010, although no assurance can be given in this regard. At present, we do not have the ability to make any dividend payments due to restrictions placed upon us by the Amended and Restated Credit Agreement and the indenture for the Notes. We continue to focus on managing inventory levels to keep them in line with sales projections and management of accounts payable.

Liquidity

         As of March 31, 2006, we had outstanding approximately $273.7 million of indebtedness, consisting of approximately $200.0 million aggregate principal amount of the Notes, $71.4 million in borrowings under the Amended and Restated Credit Agreement, $1.4 million in capital lease obligations and a $0.9 million note payable to Holding. As of March 31, 2006 we also had aggregate letters of credit outstanding of $5.1 million.

        With respect to other significant cash outlays, we expect to contribute approximately $8.0 million to plan assets under our funded defined-benefit pension plan during 2006. We have contributed $3.3 million through May 10, 2006.

        As previously discussed, our continuing efforts to strategically grow the company may result in direct product sourcing, licensing, acquisitions or other business ventures, financing for which may be available under our Amended and Restated Credit Agreement, to the extent permitted under the indenture for our Notes. See growth initiatives discussion in the “Executive Overview” section.

10½% Senior Notes due 2011

        The Notes were initially issued on January 24, 2003 in an aggregate principal amount of $200.0 million. The Notes are senior unsecured obligations of Remington guaranteed by RA Brands and RA Factors, Inc. The indenture for the Notes contains restrictive covenants that, among other things, limit the incurrence of debt by Remington and its subsidiaries, the payment of dividends to Holding, the use of proceeds of specified asset sales and transactions with affiliates.

        In addition, the indenture for the Notes permits repurchases of the Notes on the open market, subject to limitations that may be contained in the Amended and Restated Credit Agreement and the indenture for the Notes.

The Amended and Restated Credit Agreement

        On March 15, 2006, we entered into the Amended and Restated Credit Agreement that replaced our 2003 Credit Agreement. Our Amended and Restated Credit Agreement provides up to $140.0 million of borrowing capacity under an asset-based senior secured revolving credit facility through June 30, 2010. Amounts available under the Amended and Restated Credit Agreement are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable and eligible inventory in addition to minimum availability requirements as described below. The terms of the Amended and Restated Credit Agreement do not permit us to borrow against accounts receivable on certain extended terms, which as highlighted above in “Seasonality” were higher at the end of 2005 than the prior year as well as historical levels. The Amended and Restated Credit Agreement also includes a letter of credit sub-facility of up to $15.0 million. As of March 31, 2006, approximately $19.4 million in additional borrowings beyond the minimum availability requirements were available as determined pursuant to the Amended and Restated Credit Agreement.

        Key terms of the Amended and Restated Credit Agreement include the following:

(1)	The Company is required to maintain a specified minimum amount of availability during the period ending on the earlier of (i) March 31, 2009 and (ii) such date as the Company may determine (such period, the “Availability Test Period”). For any period during the Availability Test Period when such minimum availability requirement is not met, the Company must maintain a minimum fixed charge coverage ratio of 1.1 to 1.0. So long as the minimum availability requirement is met during the Availability Test Period, there is no requirement for the Company to meet the minimum fixed charge coverage ratio.

(2)	The Company is required to maintain specified minimum levels of Consolidated EBITDA (as defined in the Amended and Restated Credit Agreement) and determined on a rolling four quarter basis during the Availability Test Period.

(3)	All of Remington’s domestic subsidiaries (other than Remington Steam) are either co-borrowers under, or guarantors of, the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement is collateralized by substantially all of the Company’s real and personal property, including without limitation all of the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of the Company’s future foreign subsidiaries, if any.

(4)	Amounts outstanding under the Amended and Restated Credit Agreement bear interest at a rate equal to, at the Company’s option, (1) an ABR plus an applicable margin, or (2) a reserve adjusted LIBOR rate plus an applicable margin. These margins are subject to periodic adjustment based on certain levels of financial performance (based on Consolidated EBITDA) at various times during the term of the Amended and Restated Credit Agreement.

(5)	The Amended and Restated Credit Agreement contains limitations on capital expenditures exceeding $12.5 million during any fiscal year, adjusted upward for any previously unspent amounts in prior years that were less than the annual $12.5 million limitation. The Amended and Restated Credit Agreement allows for capital expenditures up to $23.5 million in the 2006 fiscal year including unused capacity carried over from 2003, 2004, and 2005.

(6)	The Amended and Restated Credit Agreement contains limitations on indebtedness, liens, investments, mergers and other acquisitions, asset dispositions, transactions with affiliates, and dividends and other distributions.

(7)	The Amended and Restated Credit Agreement contains customary events of default.

(8)	The Company is required to pay certain fees in connection with the Amended and Restated Credit Agreement, including (1) letter of credit fees, (2) agency fees and (3) an unused commitment fee of 0.375% is payable if the average revolver facility balance is 50% or more of the aggregate Revolver Commitments in effect on the first day of such month, subject to adjustment upward to 0.500% if the average outstanding Credit Facility balance under the Amended and Restated Credit Agreement for any month is less than 50% of the aggregate revolving commitments in effect on the first day of such month.

(9)	The Amended and Restated Credit Agreement contains other customary affirmative and negative covenants including but not limited to those listed above.

        The interest rate margin for the ABR and the Euro-Dollar loans at March 31, 2006 was 0.50% and 2.00%, respectively. The weighted average interest rate under the Company’s outstanding credit facility balance was 7.75% and 6.02% for the year to date periods ended March 31, 2006 and 2005, respectively.

Capital & Operating Leases and Other Long-Term Obligations

        We maintain capital leases mainly for computer equipment. We have several operating leases, one of which expires in 2010 - the lease for our Memphis warehouse. We also maintain contracts including, among other things, a services contract with our third party warehouse provider.

Cash Flows and Working Capital

        Net cash used in operating activities was $46.8 million and $52.6 million for the three month periods ended March 31, 2006 and 2005, respectively. The $5.8 million decrease in cash used in operating activities for the three months ended March 31, 2006 compared to the same period ended March 31, 2005 resulted primarily from lower increases of inventory and accounts receivable offset by higher increases in prepaid expenses and other current assets. Specifically, the reasons associated with these changes are summarized as follows:

•	Inventory increased by $12.0 million over the three months ended March 31, 2006 compared to an increase of $17.8 million over the three months ended March 31, 2005, primarily as a result of higher inventory levels beginning 2006 compared to 2005.

•	Accounts Receivable increased by $40.2 million over the three months ended March 31, 2006 compared to an increase of $42.6 million over the three months ended March 31, 2005. The decrease in accounts receivable compared to 2005 is primarily related to higher collections in 2006 compared to 2005, primarily related to higher sales coming due in the current period associated with higher sales velocity as compared to the prior period.

•	Prepaid expenses and other current liabilities increased by $3.9 million in the three months ended March 31, 2006 compared to a decrease of $0.8 million in the three months ended March 31, 2005, primarily as a result of the timing of payments for inventory associated with our growth businesses.

        Net cash used in investing activities for the fiscal year ended March 31, 2006 was $1.6 million and $1.5 million in three months ended March 31, 2005. The $1.2 million of cash capital expenditures for investing activities in the fiscal years ended 2006 and 2005 consisted of capital expenditures primarily used both for new equipment related to the manufacture of firearms and ammunition, as well as maintenance of existing facilities.

        Net cash provided by financing activities for the fiscal year ended March 31, 2006 was $48.3 million and $53.9 million during the three months ended March 31, 2005. The $5.6 million decrease in cash provided by financing activities from the year ended March 31, 2006 compared to the year ended March 31, 2005 primarily resulted from approximately $6.5 million of lower borrowing needs under the Amended and Restated Credit Agreement in 2006, offset by a smaller reduction in the book overdraft of $1.4 million in the current year.

Dividend Policy

        The declaration and payment of dividends, if any, will be at the sole discretion of the Board of Directors of the Company, subject to the restrictions set forth in the Amended and Restated Credit Agreement and the indenture for the Notes, which currently restrict the payment of dividends by the Company to Holding. We expect to make future dividend payments to Holding based on available cash flows as and to the extent permitted by the Amended and Restated Credit Agreement and the indenture for the Notes. There were no dividends paid during the three months ended March 31, 2006 or 2005. At present, we do not have the ability to make any dividend payments due to restrictions placed upon us by the Amended and Restated Credit Agreement and the indenture for the Notes.

Capital Expenditures

        Gross capital expenditures for the three months ended March 31, 2006 were $1.2 million, consisting primarily of capital expenditures both for new equipment related to the manufacture of firearms and ammunition, as well as maintenance of existing facilities. We expect capital expenditures for 2006 to be in a range of $7.0 million to $9.0 million. Our Amended and Restated Credit Agreement allows for capital expenditures of up to $23.5 million in 2006 including unused capacity carried over from previous years.

Results of Operations for the Three Month Periods Ended March 31, 2006 as Compared to the Three Month Periods Ended March 31, 2005

        Net Sales. The following tables compare net sales by reporting segment for each of the periods indicated:

	Quarter Ended March 31, Dollars in Millions
	2006	Percent Of Total	2005	Percent of Total	$ Increase/ (Decrease)	% Increase/ (Decrease)
Net Sales
Firearms	$51.7	53.6%	$47.0	55.4%	$4.7	10.0%
Ammunition	40.8	42.3	32.3	38.0	8.5	26.3
All Other	4.0	4.1	5.6	6.6	(1.6)	(28.6)

Consolidated	$96.5	100.0%	$84.9	100.0%	$11.6	13.7%

Firearms

        Management believes the increase in net sales of $4.7 million for the quarter ended March 31, 2006 over the prior-year period is due primarily to:

•	higher sales of shotguns;

•	improved mix in rifles; and

•	approximately $0.6 million associated with higher pricing.

Ammunition

        Management believes the increase in net sales of $8.5 million for the quarter ended March 31, 2006 over the prior-year period is due primarily to:

•	approximately $2.4 million associated with higher pricing; and

•	higher volumes of shotshell and higher margin centerfire ammunition products.

All Other (including Accessories, Clay Targets, Powder Metal Products and Technology Products)

        Management believes the decrease in net sales of $1.6 million for the quarter ended March 31, 2006 over the prior-year period is due primarily to:

•	lower accessories sales associated solely with converting certain products to licensed products; and

•	lower targets sales as a result of the loss of a key supplier in the prior year; partially offset by

•	shipments from our Technology Products division.

        Cost of Goods Sold The table below depicts the cost of goods sold by reporting segment and the percentage of net sales represented by such cost of goods sold:

	Quarter Ended March 31, Dollars in Millions
	2006	Percent of Net Sales	2005	Percent of Net Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Cost of Goods Sold
Firearms	$39.9	77.2%	$35.9	76.4%	$4.0	11.1%
Ammunition	35.4	86.8	27.3	84.5	8.1	29.7
All Other	2.9	72.5	4.0	71.4	(1.1)	(27.5)

Consolidated	$78.2	81.0%	$67.2	79.2%	$11.0	16.4%

Firearms

        Management believes the increase of $4.0 million for the quarter ended March 31, 2006 over the prior-year period is due primarily to:

•	higher sales of shotguns;

•	improved mix in rifles; and

•	higher manufacturing costs primarily associated with energy and utilities.

Ammunition

        Management believes the increase of $8.1 million for the quarter ended March 31, 2006 over the prior-year period is due primarily to:

•	higher sales of shotshell and higher margin centerfire ammunition;

•	higher manufacturing costs associated with energy and utilities; and

•	higher materials costs associated primarily with lead, copper and zinc commodities; partially offset by

•	realized gains from settlement of our copper and lead option contracts.

All Other (including Accessories, Clay Targets, Powder Metal Products and Technology Products)

        Management believes the decrease of $1.1 million for the quarter ended March 31, 2006 over the prior-year period is due primarily to:

•	lower accessories sales associated solely with converting certain products to licensed products; and.

•	lower targets sales as a result of the loss of a key supplier in the prior year; partially offset by

•	shipments from our Technology Products division.

        Operating Expenses. Operating expenses consist of selling, general and administrative expense, research and development expense and other income and expense.

			$	%
	March 31,	March 31,	Increase/	Increase/
	2006	2005	(Decrease)	(Decrease)
Operating Expenses
SG&A	$ 17.3	16.8	$ 0.5	3.0%
R&D	1.6	1.4	0.2	14.3
Impairment Charges	--	3.7	(3.7)	(100.0)
Other	(0.6)	(0.1)	(0.5)	500.0

Consolidated	$ 18.3	$ 21.8	$ (3.5)	(16.1)%

        The increase in selling, general, and administrative expense between the two quarterly periods was primarily attributable to higher costs associated with legal fees and marketing expenses, offset by lower commissions expense associated with management’s decision to utilize additional in-house sales people effective in the first quarter of 2006.

        The impairment charges were triggered by the notification by a primary supplier of a critical raw material of the Clay Targets reporting unit described in Note 2 to the unaudited interim consolidated financial statements presented herein. At March 31, 2006, the remaining carrying values associated with this reporting unit for trademarks and fixed assets are $1.8 million.

        The increase in other income was primarily attributable to the write off of debt acquisition costs associated with our reduction in borrowing capacity associated with the sale of our fishing line business in February 2005 of $0.5 million.

        Interest Expense. Interest expense for the quarter ended March 31, 2006 was $6.8 million, an increase of $0.5 million from the first quarter of 2005. The increase in interest expense from the same period in 2005 resulted from higher average borrowings for the period ($46.5 million in 2006 compared to $32.1 million in 2005) of $0.3 million and higher interest rates of $0.2 million on the Credit Facility.

    Taxes.        Our effective tax rate for the three months ended March 31, 2006 was 2.9% related to continuing operations. The income tax expense recognized is a result of the increase in deferred tax liabilities associated with intangible assets. Management believes that under the provisions of SFAS 109, it is not appropriate to record income tax benefits on current quarterly losses. Consequently, the Company’s results for the quarter ended March 31, 2006 do not reflect such a benefit from income taxes, notwithstanding the fact that the Company reported a loss for the period.

        The change from (5.8%) for the same period in 2005 is primarily attributable to the provision recorded during the first quarter of 2006 based on SFAS 109, and the corresponding increase in the deferred tax liability associated with intangible assets. We anticipate that our full year 2006 effective tax rate related to continuing operations will be in the range of (10%) to (15%), and the change from (2.6%) for the same period in 2005 is primarily attributable to the effects of permanent differences and changes in state income taxes.

                   At March 31, 2006, a valuation allowance of approximately $27.3 million is recorded against deferred tax assets in accordance with the provisions of SFAS 109. Realization of the deferred tax assets is largely dependent upon future profitable operations, if any, and the reversals of existing taxable temporary differences. Although there can be no assurance that such events will occur, the valuation allowance may be reversed in future periods to the extent that related deferred income tax assets no longer require a valuation allowance under the provisions of SFAS 109.

Recent Accounting Pronouncements

        In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS 155. SFAS 155 simplifies accounting for certain hybrid instruments under SFAS 133 by permitting fair value remeasurement for financial instruments that otherwise would require bifurcation and eliminating SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides that beneficial interests are not subject to the provisions of SFAS 133. SFAS 155 also eliminates the previous restriction under SFAS 140 on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company will adopt this statement as required, and adoption is not expected to have an impact on the Company’s results of operations, financial condition or liquidity as we do not hold any of these financial instruments.

        In March 2006, the FASB issued SFAS 156. SFAS 156 permits entities to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess to rights for impairment or the need for an increased obligation. SFAS 156 also clarifies when a servicer should separately recognize servicing assets and liabilities, requires all separately recognized assets and liabilities to be initially measured at fair value, if practicable, permits a one-time reclassification of available-for-sales securities to trading securities by an entity with recognized servicing rights and requires additional disclosures for all separately recognized servicing assets and liabilities. SFAS 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company will adopt this statement as required, and adoption is not expected to have an effect on the Company’s results of operations, financial condition or liquidity as we do not hold any of these financial instruments.

Regulatory Developments

        The federal Brady Handgun Violence Prevention Act of 1993 (the “Brady Bill”), which was extended in 1998 to include shotguns and rifles, mandates a national system of instant background checks for all firearm purchases from federally-licensed firearms retail dealers. Federal legislation has been proposed from time to time to further extend this system to sales made by non-retail sellers at gun shows.

        In 1994, a federal law with a ten-year term was enacted that generally prohibited the manufacture of certain firearms defined under that statute as “assault weapons” as well as the sale or possession of “assault weapons” except for those that, prior to the law’s enactment, were legally in the owner’s possession. This law, which expired on September 13, 2004, expressly exempted approximately 650 models of firearms that are generally used by hunters and sporting enthusiasts. Some states continue to bar the sale or possession of certain firearms as "assault weapons". None of our current firearms products are considered to be “assault weapons” under existing state law or under the now-expired assault weapons ban of 1994.

        State and local laws and regulations vary significantly in the level of additional restriction, beyond those established under federal law, placed on the manufacture, ownership and transfer of firearms. Some states have recently enacted, and others are considering, legislation restricting or prohibiting the ownership, use or sale of certain categories of firearms and/or ammunition. Certain states have enacted, or considered, legislation regarding the sale of locking devices together with firearms; although most are limited to handguns, some would apply to Remington shotguns and rifles. Although many states have mandatory waiting period laws in effect for handguns, there are currently few restrictive state regulations applicable to handgun ammunition. The Company’s current firearm and ammunition products generally are not subject to such existing state restrictions, and generally would not be subject to any known proposed state legislation relating to regulation of “assault weapons.” Bills have been introduced in Congress to establish, and to consider the feasibility of establishing, a nationwide database recording so-called “ballistic images” of ammunition fired from new guns. To date, only two states have established such registries, and neither state’s laws calls for “imaging” of data from long guns. Last year, a bill was introduced in the California state legislature that would require the implementation of a handgun ammunition serialization system. It is unclear whether such bill will in fact be enacted. However, depending on the type of ammunition involved, and other specific requirements of any final law, the imposition of such a system could significantly increase the cost of manufacturing and selling the Company’s ammunition products.

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

Information Concerning Forward-Looking Statements

        This Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in the opertions and financial results and the business and the products of the Company, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions.

        Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Such forward-looking statements are not guarantees of future performance. The following important factors, and those important factors described elsewhere in this report or in our other SEC filings, including our Annual Report on Form 10-K for the period ended December 31, 2005, could affect (and in some cases have affected) our actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

•	Our ability to make scheduled payments of principal or interest on, or to refinance our obligations with respect to our indebtedness and to comply with the covenants and restrictions contained in the instruments governing such indebtedness will depend on our future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interst rate levels, and financial, competitive, business and other factors beyond our control including the responses of competitors, changes in customer inventory management practices, changes in customer buying patterns, regulatory developments and increased operating costs.

•	The degree to which we are leveraged could have important consequences, including the following; (i) our ability to obtain additional financial for working capital or other purposes in the future may be limited; (ii) a substantial portion of our cash flow from operations will be dedicated to the payment of principal and interest on our indebedness, thereby reducing funds available for operations; (iii) certain of our borrowings will be at variable rates of interest, which could cause us to be vulnerable to increases in interest rates and (iv) we may be more vulnerable to economic downturns and be limited in our ability to withstand competitive pressures.

•	Our ability to meet our debt service and other obligations will depend in significant part on customers purchasing our products during that fall hunting season. Notwithstanding our cost containment initiatives and continuing management of costs, a decrease in demand during the fall hunting season for our higher priced, higher margin products would require us to further reduce costs or increase our reliance on borrowings under the Credit Facility to fund operations. No assurance can be given that we would be able to reduce costs or increase our borrowings sufficiently to adjust to such a reduction in demand.

•	Because of the nature of our products, we anticipate that we will continue to be involved in product liability litigation in the future. Our ability to meet our product liability obligations will depend (among other things) upon the availability of insurance, the adequacy of our accruals, the Seller's ability to satisfy their obligations to indemnify us against certain product liability cases and claims and Seller's agreement to be responsible for certain post-Acquisition shotgun related costs.

•	We face significant competition. Our competitors vary according to product line. Certain of these competitors are subsidiaries of large corporations with substantially greater financial resources than us. There can be no assurance that we will continue to compete effectively with all of our present competition, and our ability to so compete could be adversely affected by our leveraged condition.

•	Sales made to Wal-Mart accounted for approximately 17% of our total net revenues in 2005 and 9% of the accounts receivable balance as of December 31, 2005. Our sales to Wal-Mart are not governed by a written contract between the parties. In the event that Wal-Mart were to significantly reduce or terminate its purchases of firearms and/or ammunition from us, our financial condition or results of operations could be adversely affected.

•	We utilize numerous raw materials, including steel, lead, zinc, brass, plastics and wood, as well as manufactured parts, which are purchased from one or a few suppliers. Any disruption in our relationship with these suppliers could increase the cost of operations.

•	The purchase of firearms is subject to federal, state and local governmental regulation. Regulatory proposals, even if never enacted, may affect firearms or ammunition sales as a result of consumer perceptions. While we do not believe that existing federal and state legislation relating to the regulation of firearms and ammunition has had a material adverse effect on our sales from 2003 through 2005, no assurance can be given that more restrictive regulations, if proposed or enacted, will not have a material adverse effect on us in the future.

•	As a manufacturer of firearms, we were named as a defendant in certain lawsuits brought by municipalities or organizations challenging manufacturers' distribution practices and alleging that the defendants have also failed to include a variety of safety devices in their firearms. Our insurance coverage regarding such claims may be limited. In the event that additional such lawsuits were filed, or if certain legal theories advanced by plantiffs were to be generally accepted by the courts, our financial condition and results of operations could be adversely affected

Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurance of unanticipated events. Except as required by law, we undertake no obligation to publicy revise our forward-looking statements to reflect events or circumstances that arise after the date of this quarterly report that include forward-looking statements.

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

        Certain of our financial instruments are subject to interest rate risk. As of March 31, 2006, we had net long-term borrowings of $273.3 million ($261.3 million at March 31, 2005) of which $71.4 million ($60.3 million at March 31, 2005) was issued at variable rates. Assuming no changes in the $51.3 million of monthly average variable-rate debt levels ($26.1 million at March 31, 2005) from the latest twelve months ended March 31, 2006, we estimate that a hypothetical change of 100 basis points in the LIBOR and ABR interest rates would impact interest expense by $0.5 million ($0.3 million at March 31, 2005) on an annualized pretax basis. We were not a party to any interest rate cap or other protection arrangements with respect to our variable rate indebtedness as of March 31, 2006 or 2005.

        We use commodity options contracts to hedge against a portion of the risk of increased prices for lead and copper to be used in the manufacture of our products. In April 2006, we also began to hedge zinc. Lead, copper and zinc prices have experienced significant increases over the past three years primarily due to increased demand (including increased demand from China). The amounts of premiums paid for commodity contracts outstanding at March 31, 2006 were $0.9 million, the same as in 2005. At March 31, 2006 and 2005, the market value of our outstanding contracts relating to firm commitments and anticipated purchases up to nine months from the respective date was $9.1 million and $3.2 million, respectively, as determined with the assistance of a third party. On April 30, 2006, the market value of these same contracts was $12.6 million due to the changes that have occurred in commodity pricing within the marketplace since March 31, 2006. Assuming a hypothetical 10% increase in lead and copper commodity prices which are currently hedged, we would experience an approximate $3.4 million ($2.1 million at March 31, 2005) increase in our cost of related inventory purchased, which would be partially offset by an approximate $2.9 million ($1.7 million at March 31, 2005) increase in the value of related hedging instruments. The decrease in exposure as compared to the prior year can be associated primarily with higher hedged quantities in the current year and the differential between strike and spot prices between the two years, resulting in more contracts currently in-the-money. With the volatility of pricing the Company has experienced, we believe that significant changes in commodity pricing could have a future material impact on our consolidated financial position, results of operations, or cash flows of the Company.

        We also purchase steel supplies for use in the manufacture of certain firearms, ammunition, and accessory products. We believe the price of steel has continued to rise due to the increasing demand from China compounded by a weak US dollar and iron ore shortages. Assuming a hypothetical 10% increase in steel prices, we would experience an approximate $0.2 million (an approximate $0.2 million at March 31, 2005) increase in our cost of related inventory purchased.

        We believe that we do not have a material exposure to fluctuations in foreign currencies.

        We do not hold or issue financial instruments for speculative purposes.

Item 4. Controls and Procedures

        The Company maintains disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act), which are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

                 As of and for the period ended March 31, 2006 (the “Evaluation Date”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at the Evaluation Date.

                 Furthermore, there have been no changes in internal control over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Product Liability Litigation

        Since December 1, 1993, we have maintained insurance coverage for product liability claims subject to certain self-insured retentions on a per-occurrence basis for personal injury or property damage relating to occurrences arising after the Acquisition. We believe that our current product liability insurance coverage for personal injury and property damage is adequate for our needs. Our current product liability insurance policy runs from December 1, 2005 through November 30, 2006 and provides for a self-insured retention per occurrence. It also includes a limited batch clause provision. Applicable to our primary Products policy, this allows that a single retention be assessed when the same defects manufactured in a common lot or batch results in multiple injuries or damages to third parties. The policy excludes from coverage any pollution-related liability. Based in part on the nature of our products, and the continued impact on the insurance market of the events of September 11, 2001, as well as recent weather-related events, there can be no assurance that we will be able to obtain adequate product liability insurance coverage upon the expiration of the current policy. Certain of our current excess insurance coverage expressly excludes actions brought by municipalities as described below.

        As a result of contractual arrangements, we manage the joint defense of product liability litigation involving Remington brand firearms and our ammunition products for both Remington and the Sellers. As of March 31, 2006, approximately 20 individual bodily injury cases and claims were pending, primarily alleging defective product design, defective manufacture and/or failure to provide adequate warnings; some of these cases seek punitive as well as compensatory damages. We have previously disposed of a number of other cases involving post-Acquisition occurrences by settlement. Of those, one involves a matter for which sellers retained liability and are required to indemnify us. The remaining approximately 19 pending cases involve post-Acquisition occurrences for which we bear responsibility under the Purchase Agreement; the Sellers have some responsibility for the costs of one of these cases involving certain shotguns.

         The relief sought in individual cases includes compensatory and, sometimes, punitive damages. Not all complaints or demand letters expressly state the amount of damages sought. As a general matter, when specific amounts are provided, compensatory damages sought range from less than $75,000 to more than $10 million, while demands or punitive damages may range from less than $500,000, to as much as $100 million. Of the 19 individual post-Acquisition claims pending as of March 31, 2006, where specific initial demands have been made, claimants purport to seek approximately $22.6 million in compensatory and an unspecified amount in punitive damages. In the Company’s experience, initial demands do not generally bear a reasonable relationship to the facts and circumstances of a particular matter, and in any event, typically are reduced significantly as a case proceeds. The Company believes that its accruals for product liability cases and claims are a superior quantitative measure of the cost to it of product liability cases and claims.

        At March 31, 2006, our accrual for product liability cases and claims was approximately $10.6 million. The amount of our accrual for product liability cases and claims is based upon estimates developed as follows. We establish reserves for anticipated defense and disposition costs to us of those pending cases and claims for which we are financially responsible. Based on those estimates and an actuarial analysis of actual defense and disposition costs incurred by us with respect to product liability cases and claims in recent years, we determine the estimated defense and disposition costs for unasserted product liability cases and claims. We combine the estimated defense and disposition costs for both pending and unasserted cases and claims to determine the amount of our accrual for product liability cases and claims. It is reasonably possible additional experience could result in further increases or decreases in the period in which such information is made available. We believe that our accruals for losses relating to such cases and claims are adequate. Our accruals for losses relating to product liability cases and claims include accruals for all probable losses the amount of which can be reasonably estimated. Based on the relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, our accruals for the uninsured costs of such cases and claims and the Sellers’ agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as well as the type of firearms products that we make), we do not believe with respect to product liability cases and claims that any reasonably possible loss exceeding amounts already recognized through our accruals has been incurred.

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

    Municipal Litigation

        In addition to individual cases, as a manufacturer of shotguns and rifles, Remington was named in only three of the actions brought by approximately 30 municipalities, primarily against manufacturers, distributors and sellers of handguns: (i) City of Boston, et al. v. Smith & Wesson, et al., No. 99-2590 (Suffolk Super Ct.); (ii) City of St. Louis, Missouri v. Henry Cernicek, et al., No. 992-01209 (Cir. Ct. St. Louis) & 00 Civil 1895 (U.S. Dist. Ct E.D. Missouri); and (iii) City of New York, et al. v. B.L. Jennings, Inc., et al., 00 Civil 3641 (JBW) (U.S. Dist. Ct. E.D.N.Y.). Two of these cases (City of Boston and City of St. Louis) have been dismissed against all defendants, while the third has been limited to claims against handgun manufacturers (City of New York). Remington is therefore not a defendant in any pending municipal action.

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

          To date, most municipal lawsuits have been dismissed and are no longer subject to appeal, including that involving local California governments. The three remaining lawsuits are in various stages of motion practice and discovery and trial preparation. A majority of states have enacted some limitation on the ability of local governments to file such lawsuits against firearms manufacturers. In addition, similar federal legislation, the Protection of Lawful Commerce in Arms Act was passed by Congress last year and signed by President Bush on October 26, 2005. However, the court hearing the City of New York’s case against handgun manufacturers has held that the law does not prohibit that lawsuit; the decision is being appealed by the defendants in that case to the U.S. Court of Appeals for the Second Circuit.

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

Item 1A. Risk Factors

        For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion provided under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes from the information provided in the Company's Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        There are no matters to report subject to this Item for the period ended March 31, 2006.

Item 3. Defaults Upon Senior Securities

        There are no matters to report subject to this Item for the period ended March 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

        There are no matters to report subject to this Item for the period ended March 31, 2006.

Item 5. Other Information

        There are no matters to report subject to this Item for the period ended March 31, 2006.

Item 6. Exhibits

(a) Exhibits

10.1	Amendment No. 1 to the Remington Arms Company, Inc. Pension and Retirement Plan, January 1, 2001 Restatement*

10.2	Amendment No. 2 to the Remington Arms Company, Inc. Pension and Retirement Plan, January 1, 2001 Restatement*

10.3	Amendment No. 3 to the Remington Arms Company, Inc. Pension and Retirement Plan, January 1, 2001 Restatement*

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Management contract or compensatory plan or arrangement.

**	These exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. In addition, these exhibits shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMINGTON ARMS COMPANY, INC.

/s/ Stephen P. Jackson, Jr.
Stephen P. Jackson, Jr.

Senior Vice President, Chief Financial
Officer, Treasurer and Corporate Secretary
(Principal Financial Officer)

May 10, 2006