Form 10-Q
period 2006-09-30
REMINGTON ARMS CO INC/
filed 2006-11-14
CIK 916504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
September 30, 2006

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

At November 10, 2006, the number of shares outstanding of each of the issuer’s classes of common stock is as follows: 1,000 shares of Class A Common Stock, par value $.01 per share.

REMINGTON ARMS COMPANY, INC.

FORM 10-Q

September 30, 2006

Remington Arms Company, Inc.

Consolidated Balance Sheets

(Dollars in Millions, Except per Share Data)
(Unaudited)

	September 30, 2006	December 31, 2005	September 30, 2005
ASSETS
Current Assets
Cash and Cash Equivalents	$ 0.3	$ 0.5	$ 0.4
Accounts Receivable Trade - net	123.4	92.2	102.7
Inventories - net	118.9	99.3	104.8
Supplies	8.6	7.9	7.2
Prepaid Expenses and Other Current Assets	19.2	12.3	12.3
Deferred Tax Assets	-	0.8	2.2

Total Current Assets	270.4	213.0	229.6

Property, Plant and Equipment - net	69.1	73.9	74.1
Goodwill and Intangibles - net	59.1	59.1	59.1
Debt Issuance Costs - net	6.1	6.5	6.9
Other Noncurrent Assets	10.3	10.8	15.0

Total Assets	$ 415.0	$ 363.3	$ 384.7

LIABILITIES & SHAREHOLDER'S DEFICIT
Current Liabilities
Accounts Payable	$ 30.8	$ 25.0	$ 30.2
Book Overdraft	1.7	8.9	0.7
Short-Term Debt	0.3	-	1.1
Current Portion of Long-Term Debt	0.4	0.4	0.5
Current Portion of Product Liability	2.5	2.5	2.2
Income Taxes Payable	1.4	1.4	1.4
Deferred Tax Liabilities	1.1	-	-
Other Accrued Liabilities	54.3	38.4	44.8

Total Current Liabilities	92.7	76.6	80.9

Long-Term Debt, net of Current Portion	270.7	221.3	238.9
Retiree Benefits, net of Current Portion	51.8	58.0	48.7
Product Liability, net of Current Portion	8.8	7.6	12.7
Deferred Tax Liabilities	7.8	8.9	10.2
Other Long-Term Liabilities	1.9	2.0	1.8

Total Liabilities	433.5	374.4	393.2

Commitments and Contingencies

Shareholder's Deficit
Class A Common Stock, par value $.01; 1,000 shares authorized and outstanding at
September 30, 2006, December 31, 2005 and September 30, 2005, respectively	-	-	-
Paid in Capital	89.1	89.1	89.1
Accumulated Other Comprehensive Income (Loss)	2.5	(3.6)	-
Accumulated Deficit	(110.1)	(96.6)	(97.6)
Total Shareholder's Deficit	(18.5)	(11.1)	(8.5)
Total Liabilities and Shareholder's Deficit	$ 415.0	$ 363.3	$ 384.7

The accompanying notes are an integral part of these consolidated financial statements

Remington Arms Company, Inc.
Consolidated Statements of Operations
(Dollars in Millions)

	Unaudited

	Quarter Ended September 30,		Year-to-Date September 30,

	2006	2005	2006	2005

Net Sales (1)	$131.9	$124.5	$319.5	$302.1

Cost of Goods Sold	101.2	98.9	252.3	241.3

Gross Profit	30.7	25.6	67.2	60.8

Selling, General and Administrative Expenses	19.1	17.0	54.5	50.9

Research and Development Expenses	1.9	1.5	5.0	4.4

Impairment Charges	-	-	-	3.7

Other Income	(0.4)	(0.6)	(1.4)	(1.3)

Operating Income	10.1	7.7	9.1	3.1

Interest Expense	7.5	6.9	21.7	20.1

Income (Loss) from Operations before Income Taxes and Equity in (Earnings) Losses from Unconsolidated Joint Venture	2.6	0.8	(12.6)	(17.0)
Income Tax Expense	-	0.6	0.5	-

Equity in Losses from Unconsolidated Joint Venture	-	0.4	0.4	0.8

Income (Loss) from Operations before Discontinued Operations	2.6	(0.2)	(13.5)	(17.8)

Loss from Discontinued Operations, net of tax expense of zero for the year-to-date period ended September 30, 2005	-	-	-	(0.1)

Net Income (Loss)	$2.6	$(0.2)	$(13.5)	$(17.9)

(1) Sales are presented net of Federal Excise taxes of $11.8 and $11.0 for quarter-to-date periods and $26.6 and $24.8 for the year-to-date periods ended September 30, 2006 and 2005, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.

Consolidated Statements of Cash Flows

(Dollars in Millions)

	Unaudited
	Year-To-Date September 30,
	2006	2005
Operating Activities
Net Loss	$(13.5)	$(17.9)
Adjustments to reconcile Net Loss to Net Cash used in Operating Activities:
Non-cash nonrecurring charges included in Net Loss	0.7	4.3
Depreciation and Amortization	8.6	8.4
Equity in Losses from Unconsolidated Joint Venture	0.4	0.8
Pension Plan Contributions	(8.0)	(7.1)
Pension Plan Expense	8.7	8.3
Provision for Deferred Income Taxes, net	0.7	2.8
Changes in Operating Assets and Liabilities:
Accounts Receivable Trade - net	(31.2)	(21.5)
Inventories	(19.6)	(12.2)
Prepaid Expenses and Other Current Assets	(4.5)	(2.1)
Other Noncurrent Assets	0.7	(0.6)
Accounts Payable	5.8	5.7
Income Taxes Payable	-	0.6
Other	14.7	12.1

Net Cash used in Operating Activities	(36.5)	(18.4)

Investing Activities
Purchase of Property, Plant and Equipment	(4.5)	(7.5)
Premiums paid for Company Owned Life Insurance	(0.4)	-
Cash Contribution to Unconsolidated Joint Venture	(0.2)	(0.8)

Net Cash used in Investing Activities	(5.1)	(8.3)

Financing Activities
Proceeds from Revolving Credit Facility	148.0	171.4
Payments on Revolving Credit Facility	(98.4)	(135.7)
Debt issuance costs for Revolving Credit Facility	(0.8)	-
Principal (Payments) Borrowings on Long-Term Debt	(0.2)	0.2
Cash Contributions from RACI Holding, Inc.	-	0.1
Change in Book Overdraft	(7.2)	(9.3)

Net Cash provided by Financing Activities	41.4	26.7

Change in Cash and Cash Equivalents	(0.2)	-
Cash and Cash Equivalents at Beginning of Period	0.5	0.4

Cash and Cash Equivalents at End of Period	$0.3	$0.4

Supplemental Cash Flow Information:
Cash Paid During the Year for:
Interest	$14.7	$13.5
Income Taxes	$-	$-
Previously accrued Capital Expenditures	$1.2	$1.8
Noncash Investing and Financing Activities:
Financing of insurance policies	$0.3	$1.1
Capital Lease Obligations Incurred	$0.1	$0.5

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.

Consolidated Statement of Shareholder’s Deficit and Comprehensive Loss

(Dollars in Millions)

(Unaudited)

	Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholder’s Deficit
Balance, December 31, 2005	$89.1	$(3.6)	$(96.6)	$(11.1)

Comprehensive Loss:
Net Loss	—	—	(13.5)	(13.5)
Other comprehensive income (loss):
Net derivative gains, net of tax effect of $0.0	—	13.0	—	13.0
Net derivative gains reclassified as earnings, net of tax effect of $0.0	—	(6.9)	—	(6.9)

Total Comprehensive Loss				(7.4)

Balance, September 30, 2006	$89.1	$2.5	$(110.1)	$(18.5)

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

        The accompanying unaudited interim consolidated financial statements of Remington have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation of the unaudited interim consolidated financial statements have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. The year-end balance sheet information for 2005 was derived from the audited consolidated financial statements for the year ended December 31, 2005, but does not include all disclosures required by generally accepted accounting principles.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) - Unaudited

        The impairment of goodwill was assessed in accordance with the provisions of SFAS 142. SFAS 142 indicates that if other types of assets (in addition to goodwill) of a reporting unit are being tested for impairment at the same time as goodwill, then those assets are to be tested for impairment prior to performing the goodwill impairment testing. Accordingly, in accordance with SFAS 142 the impairment charges noted above reduced the carrying value of the reporting units when performing the impairment test for goodwill. The goodwill impairment test required us to estimate the fair value of our overall business enterprise at the reporting unit level. We estimated fair value using a discounted cash flow model. Under this model, we utilized estimated revenue and cash flow forecasts, as well as assumptions of terminal value, together with an applicable discount rate, to determine fair value. We then compared the carrying value of the reporting unit to its fair value. Since the fair value of the reporting unit was less than the carrying amount of the net tangible and intangible assets of the reporting unit an impairment charge of $2.9, associated with the remaining balance of goodwill for the reporting unit, was recorded in accordance with SFAS 142 in the first quarter of 2005.

        At September 30, 2006, the remaining carrying value associated with this reporting unit for trademarks and fixed assets are $1.8.

        There were no impairment charges during the three and nine months ended September 30, 2006.

Note 3 — Inventories

        Inventories consisted of the following at:

	(Unaudited)
	September 30,	December 31,	September 30,
	2006	2005	2005
Raw Materials	$ 25.2	$ 21.2	$ 20.0
Semi-Finished Products	23.9	22.7	20.8
Finished Products	69.8	55.4	64.0

Total	$ 118.9	$ 99.3	$ 104.8

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

Note 4 –Other Accrued Liabilities

        Other Accrued Liabilities consisted of the following at:

	(Unaudited)
	September 30,	December 31,	September 30,
	2006	2005	2005
Marketing	$ 7.8	$ 7.2	$ 5.8
Healthcare	6.2	6.7	7.1
Retiree Benefits (current portion)	16.3	8.0	8.0
Workers Compensation	4.3	3.6	4.3
Accrued Interest	7.1	1.8	7.0
Other	12.6	11.1	12.6

Total	$ 54.3	$ 38.4	$ 44.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) - Unaudited

Note 5 — Warranty Accrual

        The Company provides consumer warranties against manufacturing defects on all firearm products manufactured in the United States. Estimated future warranty costs are accrued at the time of sale, using the percentage of actual historical repairs relative to historical shipments, which is included in other accrued liabilities. Product modifications or corrections are voluntary steps taken by the Company to assure proper usage or performance of a product by consumers. The cost associated with product modifications and/or corrections are recognized when a liability is both probable and estimable, and charged to operations at that time. Activity in the warranty accrual consisted of the following at:

	(Unaudited)
	Year-to-date	Year ended	Year-to-date
	September 30,	December 31,	September 30,
	2006	2005	2005
Beginning warranty accrual	$ 0.8	$ 0.8	$ 0.8
Current period accruals	2.0	2.7	2.0
Current period charges	(2.0)	(2.7)	(2.0)

Ending warranty accrual	$ 0.8	$ 0.8	$ 0.8

        In addition to our warranty accrual, we have a nationwide product safety program under which we offer to clean, inspect and modify certain bolt action centerfire firearms manufactured prior to 1982 to remove the bolt-lock feature. As of September 30, 2006, our accrual for the costs of the product safety program was less than $0.1.

Note 6 – Income Taxes

        Income tax expense is based on pretax financial accounting income. The Company recognizes deferred tax assets and liabilities based on the difference between the financial reporting and tax bases of assets and liabilities, applying tax rates applicable to the year in which the differences are expected to reverse, in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). A valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. As of September 30, 2006, a valuation allowance of approximately $29.4 is recorded against deferred tax assets in accordance with the provisions of SFAS 109.

        Under the provisions of SFAS 109, an increase in the amount of deferred tax liabilities associated with intangible assets for which reversals cannot be anticipated resulted in the recognition of a corresponding income tax expense of $0.3 for the quarter ended September 30, 2006. Additionally, an income tax benefit of $0.3 associated with recording an adjustment for the calendar 2005 tax provision to the returns as filed was also recognized this quarter. The Company’s results for the quarter ended September 30, 2005 do not reflect a tax benefit notwithstanding the fact that the Company reported a loss for the period.

        The tax effects of gains and losses, included in other comprehensive income but excluded from net income are charged or credited directly to shareholder's equity. As such, the change in the valuation allowance directly related to components of other comprehensive income for the nine months ended September 30, 2006 of $2.3 is recorded in the Consolidated Statement of Shareholder's Deficit and Comprehensive Income.

        Because the Company files its income taxes in a consolidated tax return with Holding, the supplemental cash flow disclosure for cash taxes paid reflects the total impact of any cash taxes paid on behalf of Holding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) - Unaudited

Note 7– Long-Term Debt

        Long-term Debt consisted of the following at:

	(Unaudited)
	September 30,	December 31,	September 30,
	2006	2005	2005
Revolving Credit Facility	$ 69.0	$ 19.4	$ 37.5
10.5% Senior Subordinated Notes due 2011	200.0	200.0	200.0
Capital Lease Obligations	1.1	1.4	0.9
Due to RACI Holding, Inc.	1.0	0.9	1.0

Subtotal	271.1	221.7	239.4
Less: Current Portion	0.4	0.4	0.5

Total	$ 270.7	$ 221.3	$ 238.9

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

        The Company’s Amended and Restated Credit Agreement provides up to $140.0 of borrowings under an asset-based senior secured revolving credit facility through June 30, 2010. Amounts available under the Amended and Restated Credit Agreement are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable and eligible inventory in addition to the minimum availability requirement described below. The Amended and Restated Credit Agreement also includes a letter of credit sub-facility of up to $15.0, under which the Company has aggregate outstanding letters of credit of $5.2 as of September 30, 2006.

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

        The interest rate margin for the ABR and the Euro-Dollar loans at September 30, 2006 is 0.50% and 2.00%, respectively. The weighted average interest rate under the Company’s outstanding credit facility was 7.56% and 6.44% for the year-to-date periods ended September 30, 2006 and 2005, respectively.

        As of September 30, 2006 approximately $37.0 in additional borrowings beyond the minimum availability requirements were available as determined pursuant to the Amended and Restated Credit Agreement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) - Unaudited

Note 8 – Intangible Assets

        The carrying amount of goodwill and trademarks, which are not subject to amortization, attributable to each reporting segment is outlined in the following tables:

	(Unaudited)

	September 30,	December 31,	September 30,
Goodwill	2006	2005	2005
Firearms	$ 12.8	$ 12.8	$ 12.8
Ammunition	5.2	5.2	5.2
All Other	--	--	--

Total	$ 18.0	$ 18.0	$ 18.0

	September 30,	December 31,	September 30,
Trademarks	2006	2005	2005

Firearms	$ 20.4	$ 20.4	$ 20.4
Ammunition	19.4	19.4	19.4
All Other	1.3	1.3	1.3

Total	$ 41.1	$ 41.1	$ 41.1

        The Company continues to monitor the Clay Targets business unit in the All Other reporting segment as to whether there is a reasonable possibility of an additional impairment charge or recovery if estimated changes were to result in the expected future cash flows of the business unit. During the first quarter of 2005, an impairment charge was recorded in the Company’s statement of operations based on a specific triggering event, the loss of a primary supplier as described in Note 2. There were no impairment charges during the three and nine months ended September 30, 2006.

Note 9 – Retiree Benefits

        Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for detailed descriptions and disclosures about the various benefit plans offered by Remington.

        The following table summarizes the components of net periodic pension cost for the Company’s defined benefit pension plans for the three and nine month periods ended:

	(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Service Cost	$ 1.3	$ 1.2	$ 3.9	$ 3.7
Interest Cost	2.5	2.4	7.5	7.2
Expected Return on Assets	(2.4)	(2.2)	(7.2)	(6.6)
Amortization of Prior Service Cost	(0.2)	-	(0.7)	(0.1)
Recognized Net Actuarial Loss	1.9	1.5	5.7	4.5

Net Periodic Pension Cost	$ 3.1	$ 2.9	$ 9.2	$ 8.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) - Unaudited

        The following table summarizes the components of net periodic postretirement cost for the Company’s postretirement plan for the three and six month periods ended:

	(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Service Cost	$ 0.1	$ 0.2	$ 0.4	$ 0.5
Interest Cost	0.4	0.3	1.1	0.9
Net Amortization and Deferral	0.1	--	0.2	--

Net Periodic Benefit Cost	$ 0.6	$ 0.5	$ 1.7	$ 1.4

Anticipated Contributions

        Remington previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute approximately $8.0 to plan assets related to its funded defined benefit pension plan during 2006. As of November 10, 2006, all $8.0 of contributions have been made.

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

        Management has assessed the accounting treatment of RELES under the provisions of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51 (“FIN 46R”), and APB 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”), and has concluded that RELES is a variable interest entity. However, as the Company is not the primary beneficiary, RELES is accounted for under the equity method of accounting. Accordingly, an investment is recognized on the Company’s balance sheet (included in “Other Noncurrent Assets”) at the carrying value of the Company’s cumulative cash contributions to RELES adjusted for the Company’s cumulative equity in (earnings) loss recorded on the Company’s statement of operations, and the Company’s 50% share of RELES’s operating results is recorded in the Company’s statement of operations (included in “Equity in (Earnings) Loss from Unconsolidated Joint Venture”) during each period that RELES produces financial results. If the Company’s share of cumulative losses exceeds the investment in RELES, the Company discontinues recognition of net losses in accordance with APB No. 18 since the Company does not guarantee or is not otherwise committed to fund the obligations of RELES.

        During the second quarter of 2006, the Company reduced its investment in RELES to zero and discontinued the recognition of net losses. As of September 30, 2006, RELES must generate net income of $0.3 before any income or investment asset would be recognized by the Company.

        The following summarizes the Company’s investment account balance associated with RELES at:

Account	September 30, 2006	December 31, 2005	September 30, 2005
Investment in Unconsolidated Joint Venture	$ -	$0.2	$0.2
Equity in Losses from Unconsolidated Joint Venture	$0.4	$1.0	$0.8

        Through November 10, 2006, the Company has made a total of $1.5 in cumulative cash contributions to RELES and accordingly the Company has no more contracted commitments to fund RELES, although the Company may consider additional contributions in the future.

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

        At September 30, 2006, the Company had two stock-based compensation plans, with 427 vested options and 10,208 unvested options. The 10,208 unvested options have a total weighted average remaining term of 3.5 years. Since the beginning of the year, there have been no option grants, exercises, conversions or expirations. The decrease of 2,270 issued options since January 1, 2006 are the result of forfeitures of unvested stock options associated with the departure of the Company’s former Chief Operating Officer. All of the 10,635 issued options at September 30, 2006, regardless of vesting, continue to be out-of-the-money, as they all have an exercise price of $220.31 per share compared to a fair value of $160 per share. Accordingly, these two plans have total unvested stock-based compensation expense of zero, and total stock-based compensation expense, recognized in selling, general and administrative expenses, aggregated zero through the third quarter of 2006.

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

        Had compensation expense for such option grants been recognized under SFAS No. 123 based on the fair value of such options during the three and nine month periods ended September 30, 2005, the Company’s net loss on a pro forma basis would not have had a material impact as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) - Unaudited

		Three Months	Nine Months
		Ended	Ended
		September 30, 2005	September 30, 2005

Net Loss	As Reported	$ (0.2)	$ (17.9)
Add:	Stock-based employee compensation expense included
in reported net income (loss), net of related tax
	effects	--	--
Deduct:	Total stock-based employee compensation expense
determined under fair value based method for all
	awards, net of related tax effects	--	--

Net Loss	Pro forma	$ (0.2)	$ (17.9)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) - Unaudited

Note 13 – Accounting for Derivatives and Hedging Activities

        The Company purchases copper, lead, and zinc options contracts (first purchased zinc contracts during second quarter of 2006) to hedge against price fluctuations of anticipated commodity purchases. The options contracts limit the unfavorable effect that price increases will have on these metal purchases. At September 30, 2006, the fair value of the Company’s outstanding derivative contracts relating to firm commitments and anticipated consumption (aggregate notional amount 41.7 million pounds of copper, lead and zinc) up to eighteen months from such date was $11.0 as determined with the assistance of a third party. At September 30, 2005, the fair value of the Company’s outstanding derivatives contracts relating to firm commitments and anticipated consumption (aggregate notional amount of 41.9 million pounds of copper and lead) up to fifteen months from such date was $3.9 as determined with the assistance of a third party. The volatility of pricing the Company has experienced to date has affected our results of operations for the nine month periods ended September 30, 2006 and 2005. The Company believes that further significant changes in commodity pricing could have a future material impact on the consolidated financial position, results of operations, and cash flows of the Company.

        In accordance with the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 138”) and by Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”), commodity contracts are designated as cash flow hedges, with the fair value of these financial instruments recorded in prepaid expenses and other current assets, changes in fair value recorded in accumulated other comprehensive income, and net gains/losses reclassified to cost of sales based upon inventory turnover, indicating consumption and sale of the underlying commodity in the Company’s products. During the nine month period ended September 30, 2006, a gain of $6.9 on derivative instruments was reclassified to cost of sales from accumulated other comprehensive income ($2.7 in 2005), and a gain of $13.0 was recorded to accumulated other comprehensive income and to prepaid expenses and other current assets ($1.7 in 2005).

Note 14 — Segment Information

        The Company identifies its reportable segments in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). Based upon SFAS 131, the Company’s business is classified into three reportable segments: Firearms, which designs, manufactures, and markets recreational shotguns and rifles; Ammunition, which designs, manufactures and markets sporting ammunition and ammunition reloading components; and All Other, which includes accessory related gun products, the manufacture and marketing of clay targets and powder metal products, licensed products, and the distribution of security products to the federal agency, law enforcement, and military markets. Other reconciling items include corporate, other assets not allocated to the individual segments and discontinued operations. The chief operating decision maker is the president and chief executive officer.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) - Unaudited

Information on Segments:

		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Net Sales:
Firearms	$ 55.0	$ 50.4	$ 151.4	$ 146.5
Ammunition	72.3	67.2	155.7	137.6
All Other	4.6	6.9	12.4	18.0

Consolidated Net Sales	$ 131.9	$ 124.5	$ 319.5	$ 302.1

Adjusted EBITDA:
Firearms	$ 5.7	$ 5.7	$ 12.1	$ 15.2
Ammunition	9.1	5.1	10.0	2.0
All Other	1.1	0.9	2.6	2.2
Other Reconciling Items	(0.9)	0.4	(1.2)	(0.2)

Adjusted EBITDA	$ 15.0	$ 12.1	$ 23.5	$ 19.2

		(Unaudited)
	September 30,	December 31,	September 30,
	2006	2005	2005
Assets:
Firearms	$ 165.9	$ 153.3	$ 147.1
Ammunition	151.3	114.6	133.2
All Other	20.8	15.5	16.7
Other Reconciling Items	77.0	79.9	87.7

Consolidated Assets	$ 415.0	$ 363.3	$ 384.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) - Unaudited

        The following table illustrates the calculation of Adjusted EBITDA, by reconciling Net Income (Loss) to Adjusted EBITDA:

		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Net Income (Loss)	$ 2.6	$ (0.2)	$ (13.5)	$ (17.9)
Adjustments: Depreciation Expense	2.5	2.4	7.4	7.1
Interest Expense (A)	7.5	6.9	21.7	20.1
Other Noncash Charges (B)	2.2	1.6	5.6	4.2
Non-Recurring Charges (C)	0.2	0.4	1.4	4.9
Equity in Loss From Unconsolidated
Joint Venture	-	0.4	0.4	0.8
Income Tax (Benefit)	-	0.6	0.5	-

Adjusted EBITDA	$ 15.0	$ 12.1	$ 23.5	$ 19.2

(A)

Interest expense includes amortization expense of deferred financing costs of $0.4 for each of the quarter-to-date periods and $1.2 and $1.3, respectively, for the year-to-date periods ended September 30, 2006 and 2005.

(B)

Noncash items include $1.8 and $1.6 and $4.9 and $4.1 accruals for retirement benefits for the quarters and year-to-date periods ended September 30, 2006 and 2005, respectively. The quarter-to-date periods include $0.4 and zero expense for disposal of assets, while the nine month periods ended September 30, 2006 and 2005 include $0.7 and $0.1 loss on disposal of assets, respectively.

(C)

Nonrecurring items in 2006 includes $0.1 quarter-to-date and $0.1 year-to-date associated with the exclusive distribution agreements in the technology business and $0.1 quarter-to-date and $1.2 year-to-date associated with nonrecurring professional fees, while 2005 includes $0.3 for the quarter-to-date and $0.6 for the year-to-date of severance charges, a write-off of debt acquisition costs of zero for the quarter-to-date period and $0.5 for the year-to-date period associated with the permanent reduction in borrowing capacity, and zero and $3.7 impairment charges associated with the write-down in goodwill, trademarks, and fixed assets of the Clay Targets reporting unit for the quarter-to-date and year-to-date periods (see Note 2).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) - Unaudited

Note 15 — Financial Position and Results of Operations of Remington Arms Company, Inc.

        The following condensed consolidating financial data provides information regarding the financial position and results of operations of Remington Arms Co, Inc.. including Remington’s 100% owned subsidiaries, RA Brands, RA Factors, Inc, and Remington Steam. Separate financial statements of Holding, Remington’s sole shareholder, are not presented because management has determined that they would not be material to holders of the Company’s public securities, the Notes. Holding is not a guarantor of the Notes. The Notes are fully and unconditionally guaranteed on a joint and several basis by all of Remington’s subsidiaries, except Steam. Remington Steam is not included in the prior period statements because it was formed in January 2006 to accommodate changes in the Company’s long-term steam supply arrangements and had no operations prior thereto. Holding does not have any significant independent operations or assets other than its ownership interest in Remington. Holding has $42.4 aggregate principal amount, including paid-in-kind interest, of senior notes due in 2011 and 2012 which were created during the recapitalization of Holding in February 2003.

REMINGTON ARMS COMPANY, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2006
(Unaudited)

	Remington	and	Combined		Remington Arms Co.,
	Remington		Guarantor		Inc. and
ASSETS	Steam		Subsidiaries	Eliminations	Subsidiaries
Current Assets	$ 142.4		$ 128.0	$ --	$ 270.4
Receivable from Remington, Net	--		83.6	83.6	--
Equity method investment in subsidiaries	247.6		--	247.6	--
Noncurrent Assets	101.3		43.3	--	144.6

Total Assets	$ 491.3		$ 254.9	$ 331.2	$ 415.0

LIABILITIES AND SHAREHOLDER'S
EQUITY (DEFICIT)
Current Liabilities	$ 92.5		$ --	$ --	$ 92.5
Payable to RACI Holding, Inc., Net	1.0		--	--	1.0
Payable to RA Brands, L.L.C., Net	63.7		--	63.7	--
Payable to RA Factors, Inc., Net	19.9		--	19.9	--
Noncurrent Liabilities	332.7		7.3	--	340.0
Shareholder's Equity (Deficit)	(18.5)		247.6	247.6	(18.5)

Total Liabilities and Shareholder's
Equity (Deficit)	$ 491.3		$ 254.9	$ 331.2	$ 415.0

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) - Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2005
(Unaudited)

		Combined		Remington Arms Co.,
		Guarantor		Inc. and
ASSETS	Remington	Subsidiaries	Eliminations	Subsidiaries
Current Assets	$ 122.9	$ 106.7	$ --	$ 229.6
Receivable from Remington, Net	--	115.0	115.0	--
Equity method investment in subsidiaries	225.7	--	225.7	--
Noncurrent Assets	111.7	43.4	--	155.1

Total Assets	$ 460.3	$ 265.1	$ 340.7	$ 384.7

LIABILITIES AND
SHAREHOLDER'S EQUITY (DEFICIT)
Current Liabilities	$ 47.9	$ 33.0	$ --	$ 80.9
Payable to RACI Holding, Inc., Net	1.0	--	--	1.0
Payable to RA Brands, L.L.C., Net	72.5	--	72.5	--
Payable to RA Factors, Inc., Net	42.5	--	42.5	--
Noncurrent Liabilities	304.9	6.4	--	311.3
Shareholder's Equity (Deficit)	(8.5)	225.7	225.7	(8.5)

Total Liabilities and Shareholder's
Equity (Deficit)	$ 460.3	$ 265.1	$ 340.7	$ 384.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) - Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Remington and	Combined		Remington Arms Co.,
QUARTER ENDED	Remington	Guarantor		Inc. and
September 30, 2006 (Unaudited)	Steam	Subsidiaries	Eliminations	Subsidiaries
Net Sales	$131.9	$ --	$ --	$131.9
Cost of Sales	(101.2)	--	--	(101.2)

Gross Profit	30.7	--	--	30.7
Subsidary Income (Expense)	(8.9)	8.9	--	--
Research and Development Expenses	--	(1.9)	--	(1.9)
All Other Expenses	(26.1)	(0.1)	--	(26.2)
Income from Equity Investees	6.9	--	6.9	--

Net (Loss) Income	$2.6	$6.9	$6.9	$2.6

		Combined		Remington Arms Co.,
QUARTER ENDED		Guarantor		Inc. and
September 30, 2005 (Unaudited)	Remington	Subsidiaries	Eliminations	Subsidiaries
Net Sales	$124.5	$ --	$ --	$ 124.5
Cost of Sales	(98.9)	--	--	(98.9)

Gross Profit	25.6	--	--	25.6
Subsidiary Income (Expense)	(8.5)	8.6	--	--
Research and Development Expenses	--	(1.5)	--	(1.5)
All Other Expenses (Income)	(24.3)	--	--	(24.3)
Income from Equity Investees	7.0	--	7.1	--

Net (Loss) Income	$(0.2)	$7.1	$7.1	$(0.2)

	Remington and	Combined		Remington Arms Co.,
NINE MONTHS ENDED	Remington	Guarantor		Inc. and
September 30, 2006 (Unaudited)	Steam	Subsidiaries	Eliminations	Subsidiaries
Sales	$319.5	$ --	$ --	$ 319.5
Cost of Sales	(252.3)	--	--	(252.3)

Gross Profit	67.2	--	--	67.2
Subsidiary Income (Expense)	(21.6)	21.6	--	--
Research and Development Expenses	--	(5.0)	--	(5.0)
All Other Expenses (Income)	(75.1)	(0.6)	--	(75.7)
Income from Equity Investees	16.0	--	16.0	--

Net (Loss) Income	$(13.5)	$16.0	$16.0	$(13.5)

		Combined		Remington Arms Co.,
NINE MONTHS ENDED		Guarantor		Inc. and
September 30, 2005 (Unaudited)	Remington	Subsidiaries	Eliminations	Subsidiaries
Sales	$302.1	$ --	$ --	$ 302.1
Cost of Sales	(241.3)	--	--	(241.3)

Gross Profit	60.8	--	--	60.8
Subsidiary Income (Expense)	(20.5)	20.5	--	--
Research and Development Expenses	--	(4.4)	--	(4.4)
Impairment Charges	(3.0)	(0.7)	--	(3.7)
All Other Expenses (Income)	(70.8)	0.2	--	(70.6)
Income from Equity Investees	15.6	--	15.6	--

Net (Loss) Income	$(17.9)	$15.6	$15.6	$(17.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) - Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year-to-Date September 30, 2006
(Unaudited)

	Remington and	Combined		Remington Arms Co.,
	Remington	Guarantor		Inc. and
	Steam	Subsidiaries	Eliminations	Subsidiaries
Operating Activities
Net Cash Used in Operating
Activities	$ (36.6)	$ 0.1	$ --	$ (36.5)

Investing Activities
Purchase of Property, Plant and Equipment	(4.5)	--	--	(4.5)
Premiums paid for Company Owned Life Insurance	(0.4)	--	--	(0.4)
Cash Contribution to Unconsolidated Joint Venture	(0.2)	--	--	(0.2)

Net Cash Used in Investing Activities	(5.1)	--	--	(5.1)

Financing Activities
Net Proceeds from Revolving Credit Facility	49.6	--	--	49.6
Debt Issuance Costs for Revolving Credit Facitly	(0.8)	--	--	(0.8)
Principle Payments on Long-Term Debt	(0.2)	--	--	(0.2)
Change in Book Overdraft	(7.2)	--	--	(7.2)

Net Cash Used in Financing Activities	41.4	--	--	41.4

Change in Cash and Cash Equivalents	(0.3)	0.1	--	(0.2)
Cash and Cash Equivalents at Beginning of Period	0.5	--	--	0.5

Cash and Cash Equivalents at End of Period	$ 0.2	$ 0.1	$ --	$ 0.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) - Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year-to-Date September 30, 2005
(Unaudited)

		Combined		Remington Arms Co.,
		Guarantor		Inc. and
	Remington	Subsidiaries	Eliminations	Subsidiaries
Operating Activities
Net Cash Used in Operating
Activities	$ (18.4)	$ --	$ --	$ (18.4)

Investing Activities
Purchase of Property, Plant and Equipment	(7.5)	--	--	(7.5)
Cash Contribution to Unconsolidated Joint Venture	(0.8)	--	--	(0.8)

Net Cash Used in Investing Activities	(8.3)	--	--	(8.3)

Financing Activities
Net Proceeds from Revolving Credit Facility	35.7	--	--	35.7
Principle Payments on Long-Term Debt	0.2	--	--	0.2
Capital Contributions from RACI Holding, Inc.	0.1	--	--	0.1
Decrease Book Overdraft	(9.3)	--	--	(9.3)

Net Cash Provided by Financing Activities	26.7	--	--	26.7

Change in Cash and Cash Equivalents	--	--	--	--
Cash and Cash Equivalents at Beginning of Period	0.4	--	--	0.4

Cash and Cash Equivalents at End of Period	$ 0.4	$ --	$ --	$ 0.4

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

        In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements, the “roll-over” and “iron curtain” method. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures.  This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. The Company currently uses the dual approach, therefore SAB 108 is expected to have no effect on the Company’s results of operations, financial condition or liquidity.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, FAS 157 simplifies and codifies fair value related guidance previously issued within GAAP. Although FAS 157 does not require any new fair value measurements, its application may, in certain instances, change current practice. FAS 157 is effective for the Company in 2008. The Company is evaluating the impact of adopting FAS 157 on the Company’s results of operations, financial condition and liquidity.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for the Company in 2007, although the Company is considering early adoption. The Company is currently evaluating the impact of adopting SFAS No. 158 on the Company’s results of operations, financial condition and liquidity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) - Unaudited

        In September 2006, the Emerging Issues Task Force (EITF) issued EITF 06-3 How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The Task Force agreed that a company should disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each annual or interim period for which an income statement is presented. Taxes within the scope of EITF 06-3 are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity’s activities over a period of time, such as income taxes or gross receipts taxes, are not within the scope of EITF 06-3. EITF 06-3 will be effective for the Company in 2007. The Company is currently evaluating the impact of adopting EITF 06-3 on the Company’s results of operations, financial condition and liquidity.

Note 17 – Subsequent Event

        On October 9, 2006, the Company’s Board of Directors approved an amendment to the Company’s Pension and Retirement Plan (the “Defined Benefit Plan”) to be effective January 1, 2008. As a result of the amendment to the Defined Benefit Plan, for certain employees of the Company, including certain of the Company’s Named Executive Officers included in the Defined Benefit Plan, future accrued benefits will be frozen as of January 1, 2008. For service accrued through December 31, 2007, the pension calculation will not change. Additionally, for affected employees participating in the Remington Supplemental Pension Plan (the “Supplemental Plan”), including each of the Company’s Named Executive Officers, future accrued benefits will be frozen as of January 1, 2008.

        In 2006, it is anticipated that the amendment will result in a curtailment gain of approximately $7.4, $7.3 for the Defined Benefit Plan and $0.1 for the Supplemental Plan. This curtailment gain will be reflected in the fourth quarter of 2006 as a reduction in pension expense, $6.1 included in cost of goods sold and $1.3 in selling, general and administrative expense. Although the amendment will result in a 2006 cost savings, cash flow contributions will not be reduced until 2009 because the Company makes contributions one year in arrears due to statutory funding requirements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the accompanying unaudited interim consolidated financial statements and related notes of Remington and its subsidiaries, RA Brands, RA Factors Inc. and Remington Steam, as of and for the period ended September 30, 2006, and with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2005, on file with the SEC. These audited consolidated financial statements for the year ended December 31, 2005 include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. During the three and nine month periods ended September 30, 2006, there have been no material changes to our critical accounting policies and use of estimates. The results of operations for the three and nine month period ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ended December 31, 2006, in part due to the seasonality of the Company’s business.

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

        As a result, our current initiatives include the following:

•	We have a joint venture agreement with ELSAG, Inc., an unaffiliated third party, that forms RELES. RELES sells and services mobile license plate reading technology products that are sold to state and local law enforcement agencies in addition to certain federal agencies. We own 50% of the joint venture. The joint venture agreement calls for each member to provide 50% of required capital investments and receive 50% of distributions, with a maximum contribution amount of $1.5 million by each party. In addition, we provide certain administrative support functions, while ELSAG, Inc. provides product technology support. The Company made its final contractual contribution to RELES of $0.2 million on March 15, 2006, and, accordingly, has no more commitments to fund RELES, although we may decide to do so in the future. For the first nine months of 2006, RELES generated approximately $3.0 million incremental revenues (which are not included in the Company’s net sales) compared to the same period in 2005.

•	Since the middle of 2004, we have been delivering sourced product offerings, consisting mainly of break action shotguns and certain rifles. In 2006, we increased this sourcing initiative, known as International Sourced Products, to include over/under shotguns, muzzleloaders, rimfire rifles, and centerfire rifles. These product offerings are part of our ongoing strategy to enhance our existing product lines. In addition, we have developed new products internally that we expect to deliver beginning in the last quarter of 2006, including a new titanium receiver auto-loading shotgun model. These products are designed to enhance our existing firearms product lines.

•	We have an exclusive distribution rights agreement through 2014 with a technology products manufacturer for certain security products within the United States, certain contractually defined United States territories, and Canada. We sell these security products to the federal agency, military and law enforcement markets.

        The sale of firearms and ammunition depends upon a number of factors related to the level of consumer spending, including the general state of the economy and the willingness of consumers to spend on discretionary items. Historically, the general level of economic activity has significantly affected the demand for sporting goods products in the firearms, ammunition, and related markets. Consumer confidence and discretionary spending has historically followed economic activity (i.e. as economic activity gains momentum, confidence and discretionary spending by consumers improves). See further discussion in “Business Outlook” below.

        Management continues to believe that we have successfully maintained the strength of our brand and our market-leading positions in our primary product categories and remain poised to take advantage of any significant improvement in demand for our products. We have engaged in selective efforts to stimulate demand for our products through targeted new product introductions and promotions in selected product categories.

        We have continued to experience increasing costs related to materials and energy (including lead, copper, zinc, steel, fuel, and utilities) which are above any historical comparison. We can provide no assurance that these trends will not continue. Specifically, management currently estimates that its annual costs at the end of 2006 for certain core materials and energy alone will have increased at least $35-50 million over 2003 annual levels. Based on recent trends, management expects these costs to continue to increase in 2007 as compared to 2006. Management has initiated price increases to our customers in an attempt to offset these costs and will continue to evaluate the need for future price increases in light of these trends, the Company’s competitive landscape, and financial results. Management estimates that its cumulative price increases initiated since 2003 may offset greater than 50% of the estimated cumulative costs incurred. These estimates assume no significant loss in overall sales or production volume.

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

Business Outlook

General Economy

        The general economic environment appears to be weakening as a result of inflationary pressures from higher but moderating energy and fuel costs, an uncertain geopolitical environment, and lower than estimated recent Gross Domestic Product results. Since the beginning of 2004, the Federal Reserve has adopted a monetary policy that includes raising the short term rates of interest in an attempt to offset these inflationary pressures. This continuing rising interest rate environment and/or overall weakening of the economy could have a potentially adverse impact on consumer spending. Our business has also been affected by the general environment of rising commodity prices for raw materials such as lead, copper, zinc, and steel, as well as rising energy costs and other costs associated with processing and procuring materials, that have been experienced since the beginning of 2004. See Executive Management above, as well as Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk”. We can provide no assurance that these economic trends will not continue. Decreases in consumer confidence and spending and/or significant increases in commodity and energy prices could have a material impact on the consolidated financial position, results of operations, or cash flows of the Company.

Industry

        The consumer products environment appears to be weakening due to inflationary pressures primarily from higher materials and higher but moderating energy costs. While consumer spending has remained constant for most consumer products, recent gross domestic product results suggest that economic activity is slowing. Despite the above mentioned trends, certain data indicates that the retail and consumer products industries in which we participate (mainly, firearms and ammunition) are experiencing improved sales trends to the end user compared to the same period a year ago. We, along with our competitors, have initiated multiple price increases over the past several quarters in an attempt to mitigate the impact of the substantial increase in costs of certain materials and energy and to a lesser extent mitigate inflationary pressures on our financial results. Further, the retail and consumer products industries in which we participate are continuing to experience two specific trends – market polarization and condensed seasonality.

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

Remington

        Our current business environment is uncertain and has been affected by market polarization, condensed seasonality, and increased costs related to producing and procuring materials, energy, processing and transportation costs, despite improved sales trends to the end user in the markets in which we participate. Management is unable to predict whether or not these trends will continue. Management continues to evaluate these trends and uncertainties and cannot assure that they will improve or that any such improvement will increase demand for the Company’s products or otherwise positively impact the Company’s results of operations or cash flows.

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

Liquidity

         As of September 30, 2006, we had outstanding approximately $271.1 million of indebtedness, consisting of approximately $200.0 million aggregate principal amount of the Notes, $69.0 million in borrowings under the Amended and Restated Credit Agreement, $1.1 million in capital lease obligations and a $1.0 million note payable to Holding. As of September 30, 2006, we also had aggregate letters of credit outstanding of $5.2 million.

        With respect to other significant cash outlays to plan assets under our funded defined-benefit pension plan, we have contributed approximately $8.0 million through November 10, 2006. Based on estimates derived from our actuaries we expect to contribute at least $16.2 million to plan assets during 2007 to meet funding requirements in accordance with the Internal Revenue Code.

        On October 9, 2006, we amended the Company’s Pension and Retirement Plan and the Remington Supplemental Pension Plan. As a result of the amendment, future accrued benefits of certain employees will be frozen as of January 1, 2008. Although the amendment will result in savings of approximately $7.4 million in the form of a curtailment gain in the fourth quarter of 2006, cash flow contributions are not expected to be reduced until 2009 because we make contributions one year in arrears due to statutory funding requirements.

        Financing for our efforts to strategically grow the Company from direct product sourcing, licensing, acquisitions or business ventures may be available under our Amended and Restated Credit Agreement, to the extent permitted under the indenture for the Notes. For further information concerning these growth related efforts, see the discussion of initiatives in the “Executive Overview” section.

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

The Amended and Restated Credit Agreement

        On March 15, 2006, we entered into the Amended and Restated Credit Agreement that replaced our 2003 Credit Agreement. Our Amended and Restated Credit Agreement provides up to $140.0 million of borrowing capacity under an asset-based senior secured revolving credit facility through June 30, 2010. Amounts available under the Amended and Restated Credit Agreement are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable and eligible inventory in addition to minimum availability requirements as described below. The terms of the Amended and Restated Credit Agreement do not permit us to borrow against accounts receivable on certain extended terms, which as highlighted above in “Seasonality” were higher at the end of 2005 than the prior year as well as historical levels. The Amended and Restated Credit Agreement also includes a letter of credit sub-facility of up to $15.0 million. As of September 30, 2006, approximately $37.0 million in additional borrowings beyond the minimum availability requirements were available as determined in accordance with the Amended and Restated Credit Agreement.

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

        The interest rate margin for the ABR and the Euro-Dollar loans at September 30, 2006 was 0.50% and 2.00%, respectively. The weighted average interest rate under the Company’s outstanding credit facility balance was 7.56% and 6.44% for the year-to-date periods ended September 30, 2006 and 2005, respectively.

Capital & Operating Leases and Other Long-Term Obligations

        We maintain capital leases mainly for computer equipment. We have several operating leases, including a lease for our Memphis warehouse that expires in 2010. We also maintain contracts including, among other things, a services contract with our third party warehouse provider.

Cash Flows and Working Capital

        Net cash used in operating activities was $36.5 million and $18.4 million for the nine month periods ended September 30, 2006 and 2005, respectively. The $18.1 million increase in cash used in operating activities for the nine months ended September 30, 2006 compared to the same period ended September 30, 2005 resulted primarily from higher increases of accounts receivable trade, prepaid expenses and other current assets, and inventory. The principal factors associated with these changes are summarized as follows:

•	Accounts Receivable Trade increased by $31.2 million in the nine months ended September 30, 2006, compared to an increase of $21.5 million over the nine months ended September 30, 2005, an increase of $9.7 million, primarily due to price increases during the year resulting in higher overall balances, and to a lesser extent higher sales volume resulting from extended terms on certain of our products.

•	Prepaid expenses and other current assets increased by $4.5 million in the nine months ended September 30, 2006 compared to an increase of $2.1 million in the nine months ended September 30, 2005, a net increase of $2.4 million, primarily as a result of the higher amounts paid for our hedging contracts in 2006, and to a lesser extent due to deposit payments made for certain inventories.

•	Inventory increased by $19.6 million over the nine months ended September 30, 2006 compared to an increase of $12.2 million over the nine months ended September 30, 2005, an increase of $7.4 million, primarily as a result of increased costs of inventory due to higher materials costs, as well as higher amounts of inventory for new products including international sourced firearms and technology products.

        Net cash used in investing activities for the nine months ended September 30, 2006 was $5.1 million and $8.3 million in the nine months ended September 30, 2005. The $3.2 million decrease was related to lower cash capital expenditures during the period. The $4.5 million and $7.5 million of cash capital expenditures for investing activities in the nine months ended September 30, 2006 and 2005, respectively, consisted of capital expenditures primarily used both for new equipment related to the manufacture of firearms and ammunition, as well as maintenance of existing facilities.

        Net cash provided by financing activities for the nine months ended September 30, 2006 was $41.4 million and $26.7 million during the nine months ended September 30, 2005. The $14.7 million increase in cash provided by financing activities from the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily resulted from approximately $13.9 million of higher borrowing needs under the Amended and Restated Credit Agreement and a lower reduction in the book overdraft of $2.1 million during 2006.

Dividend Policy

        The declaration and payment of dividends, if any, will be at the sole discretion of the Board of Directors of the Company, subject to the restrictions set forth in the Amended and Restated Credit Agreement and the indenture for the Notes, which currently restrict the payment of dividends by the Company to Holding. We expect to make future dividend payments to Holding based on available cash flows as and to the extent permitted by the Amended and Restated Credit Agreement and the indenture for the Notes. There were no dividends paid during the nine months ended September 30, 2006 or 2005. At present, we do not have the ability to make any dividend payments due to restrictions placed upon us by the Amended and Restated Credit Agreement and the indenture for the Notes.

Capital Expenditures

        Gross capital expenditures for the nine months ended September 30, 2006 were $4.5 million, consisting primarily of capital expenditures both for new equipment related to the manufacture of firearms and ammunition, as well as maintenance of existing facilities. We expect capital expenditures for 2006 to be in a range of $7.0 million to $9.0 million. Our Amended and Restated Credit Agreement allows for capital expenditures of up to $23.5 million in 2006 including unused capacity carried over from previous years.

Results of Operations for the Three and Nine Month Periods Ended September 30, 2006 as Compared to the Three and Nine Month Periods Ended September 30, 2005

        Net Sales. The following tables compare net sales by reporting segment for each of the periods indicated:

	Quarter Ended September 30, Dollars in Millions
	2006	Percent Of Total	2005	Percent of Total	$ Increase/ (Decrease)	% Increase/ (Decrease)
Net Sales
Firearms	$55.0	41.7%	$50.4	40.5%	$4.6	9.1%
Ammunition	72.3	54.8	67.2	54.0	5.1	7.6
All Other	4.6	3.5	6.9	5.5	(2.3)	(33.3)

Consolidated	$131.9	100.0%	$124.5	100.0%	$7.4	5.9%

	Year-to-Date Ended September 30, Dollars in Millions
	2006	Percent Of Total	2005	Percent of Total	$ Increase/ (Decrease)	% Increase/ (Decrease)
Net Sales
Firearms	$151.4	47.4%	$146.5	48.5%	$4.9	3.3%
Ammunition	155.7	48.7	137.6	45.5	18.1	13.2
All Other	12.4	3.9	18.0	6.0	(5.6)	(31.1)

Consolidated	$319.5	100.0%	$302.1	100.0%	$17.4	5.8%

Firearms

        The increase in net sales of $4.6 million for the quarter ended September 30, 2006 compared to the prior-year period is due primarily to higher sales volumes of international sourced products of $2.6 million and higher sales volumes of certain shotguns of $1.7 million, offset by lower sales volumes of centerfire rifles of $1.6 million, as we believe certain customers continue to purchase firearms closer to the fall hunting season. The increase is also due in part to $0.9 million associated with higher pricing.

        The increase in net sales of $4.9 million for the nine months ended September 30, 2006 compared to the prior-year period is due primarily to higher sales volumes of certain shotguns during the current year of $1.2 million and higher sales volume of international sourced product of $2.4 million, offset by lower sales volumes of centerfire rifles of $0.6 million and lower sales volumes of rimfire rifles of $1.2 million. The increase is also due in part to $2.4 million associated with higher pricing.

Ammunition

        The increase in net sales of $5.1 million for the quarter ended September 30, 2006 over the prior-year period is due primarily to $10.0 million associated with higher pricing, which was initiated in response to higher costs. This increase is offset by lower sales volume of $4.9 million. The lower sales volume is comprised primarily of lower sales volumes of centerfire ammunition of $3.2 million, lower sales volumes of shotshell ammunition of $1.4 million and lower volumes of components and other ammunition products of $0.8 million.

        The increase in net sales of $18.1 million for the nine months ended September 30, 2006 over the prior-year period is due primarily to $16.8 million associated with higher pricing, which was initiated in response to higher costs; and approximately $1.3 million associated with higher sales volumes. The $1.3 million increase associated with higher sales volume is due primarily to increased sales of pistol and revolver as well as centerfire ammunition of $4.8 million, offset by lower sales of shotshell ammunition of $3.2 million.

All Other (including Accessories, Licensed Products, Clay Targets, Powder Metal Products and Technology Products)

        The decrease in net sales of $2.3 million for the quarter ended September 30, 2006 over the prior-year period is due primarily to lower accessories sales of $2.1 million associated with converting certain products to licensed products; and lower targets sales of $0.6 million as a result of the loss of a key supplier in the prior year. This was partially offset by an increase in shipments from our Technology Products division of $0.7 million.

        The decrease in net sales of $5.6 million for the nine months ended September 30, 2006 over the prior-year period is due primarily to lower accessories sales of $3.9 million associated solely with converting certain products to licensed products; and lower targets sales of $2.8 million as a result of the loss of a key supplier in the prior year. This was partially offset by shipments from our Technology Products division of $1.7 million.

        Cost of Goods Sold. The table below depicts the cost of goods sold by reporting segment and the percentage of net sales represented by such cost of goods sold:

	Quarter Ended September 30, Dollars in Millions
	2006	Percent of Net Sales	2005	Percent of Net Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Cost of Goods Sold
Firearms	$41.9	76.2%	$38.3	76.0%	$3.6	9.4%
Ammunition	55.9	77.3	55.1	82.0	0.8	1.5
All Other	3.4	73.9	5.5	79.7	(2.1)	(38.2)

Consolidated	$101.2	76.7%	$98.9	79.4%	$2.3	2.3%

	Year-to-Date Ended September 30, Dollars in Millions
	2006	Percent of Net Sales	2005	Percent of Net Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)
Cost of Goods Sold
Firearms	$117.8	77.8%	$111.3	76.0%	$6.5	5.8%
Ammunition	125.3	80.5	116.4	84.6	8.9	7.6
All Other	9.2	74.2	13.6	75.6	(4.4)	(32.4)

Consolidated	$252.3	79.0%	$241.3	79.9%	$11.0	4.6%

Firearms

        The increase in cost of goods sold of $3.6 million for the quarter ended September 30, 2006 over the prior-year period is due primarily to higher sales volumes of less expensive shotguns and higher sales volumes of international sourced products, offset by lower sales volumes of more expensive shotguns as noted above in Net Sales. The increase in cost of goods sold of $6.5 million for the nine months ended September 30, 2006 over the prior-year period is due primarily to a change in sales mix toward products with a higher cost of production, including centerfire rifles, along with increased volumes associated with international sourced products and certain shotguns. We also experienced lower sales volumes of rimfire rifles with a lower cost of production. Also contributing to the high cost of goods sold is higher manufacturing costs, including higher energy and utilities of $0.7 million and higher pension and postretirement costs of $1.0 million.

Ammunition

        The increase in cost of goods sold of $0.8 million for the quarter ended September 30, 2006 over the prior-year period is due primarily to higher manufacturing costs of $6.3 million, consisting primarily of higher materials costs of lead, copper and zinc commodities and to a lesser extent in plastics and energy costs. This was partially offset by realized hedging gains from the settlement of our copper and lead contracts of $3.3 million, and lower sales volumes of centerfire ammunition. The increase in cost of goods sold of $8.9 million for the nine months ended September 30, 2006 over the prior-year period is due primarily to higher manufacturing costs of $12.5 million associated with higher materials costs of lead, copper and zinc commodities, and to a lesser extent in plastics and energy costs. This was partially offset by realized hedging gains from the settlement of our copper and lead option contracts of $4.2 million.

All Other (including Accessories, Licensed Products, Clay Targets, Powder Metal Products and Technology Products)

        The decrease in cost of goods sold of $2.1 million for the quarter ended September 30, 2006 over the prior-year period is due primarily to the sales changes noted above in Net Sales.

        The decrease in cost of goods sold of $4.4 million for the nine months ended September 30, 2006 over the prior-year period is due primarily to the sales changes noted above in Net Sales.

        Operating Expenses. Operating expenses consist of selling, general and administrative expense, research and development expense and other income and expense.

		For the quarter periods ended
			$	%
	September 30,	September 30,	Increase/	Increase/
	2006	2005	(Decrease)	(Decrease)
Operating Expenses
SG&A	$ 19.1	17.0	$ 2.1	12.4%
R&D	1.9	1.5	.4	26.7
Other Income	(0.4)	(0.6)	0.2	(33.3)

Consolidated	$ 20.6	$ 17.9	$ 2.7	15.1%

		For the year-to-date periods ended
			$	%
	September 30,	September 30,	Increase/	Increase/
	2006	2005	(Decrease)	(Decrease)
Operating Expenses
SG&A	$ 54.5	50.9	$ 3.6	7.1%
R&D	5.0	4.4	0.6	13.6
Impairment Charges	--	3.7	(3.7)	100.0
Other Income	(1.4)	(1.3)	(0.1)	7.7

Consolidated	$ 58.1	$ 57.7	$ 0.4	0.1%

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

        The impairment charges were triggered by the notification by a primary supplier of a critical raw material of the Clay Targets reporting unit described in Note 2 to the unaudited interim consolidated financial statements presented herein. At September 30, 2006, the remaining carrying values associated with this reporting unit for trademarks and fixed assets are $1.8 million.

        Interest Expense. Interest expense for the quarter ended September 30, 2006 was $7.5 million, an increase of $0.6 million as compared to the third quarter of 2005. The increase in interest expense from the same period in 2005 resulted from higher average borrowings for the period ($89.5 million in 2006 compared to $65.7 million in 2005) of $0.4 million and higher interest rates of $0.2 million on the borrowings under the Amended and Restated Credit Agreement. Interest expense for the nine months ended September 30, 2006 was $21.7 million, an increase of $1.6 million from the first nine months of 2005. The increase in interest expense from the same period in 2005 resulted from higher average borrowings for the period ($74.7 million in 2006 compared to $53.5 million in 2005) of $1.0 million and higher interest rates of $0.6 million on the borrowings under the Amended and Restated Credit Agreement.

    Taxes.        Our effective tax rate for the nine months ended September 30, 2006 was 4.0% related to continuing operations. The income tax expense recognized is a result of the increase in deferred tax liabilities associated with intangible assets net of the benefit from recording an adjustment for the calendar 2005 tax provision to the returns as filed, for the quarter. Management believes that under the provisions of SFAS 109, it is not appropriate to record income tax benefits on current year-to-date losses. Consequently, our year-to-date ended September 30, 2006 results do not reflect any benefit from income taxes.

        The effective tax rate for the nine months ended September 30, 2005 was zero percent. Although income tax expense for both nine month periods was generated by deferred tax liabilities associated with indefinite-lived intangible assets that have an indefinite reversal period and income tax benefits for both periods occurred due to the prior year tax provisions adjusted to the tax returns as filed, the nine month period ended September 2005 additionally recognized impairment charges for goodwill and indefinite-lived intangible assets that reduced both the deferred tax liability and the valuation allowance. We anticipate that our full year 2006 effective tax rate related to continuing operations will be in the range of 30% to 35%.

                  At September 30, 2006, a valuation allowance of approximately $29.4 million is recorded against deferred tax assets in accordance with the provisions of SFAS 109. Realization of the deferred tax assets is largely dependent upon future profitable operations, if any, and the reversals of existing taxable temporary differences. Although there can be no assurance that such events will occur, the valuation allowance may be reversed in future periods to the extent that related deferred income tax assets no longer require a valuation allowance under the provisions of SFAS 109.

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

        In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements, the “roll-over” and “iron curtain” method. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures.  This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. We currently use the dual approach, therefore SAB 108 will have no effect on our results of operations, financial condition or liquidity.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, FAS 157 simplifies and codifies fair value related guidance previously issued within GAAP. Although FAS 157 does not require any new fair value measurements, its application may, in certain instances, change current practice. FAS 157 is effective for us in 2008. We are currently evaluating the impact of adopting FAS 157 on our results of operations, financial condition and liquidity.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for us in 2007, although we are considering early adoption. We are currently evaluating the impact of adopting SFAS No. 158 on our results of operations, financial condition and liquidity.

        In September 2006, the Emerging Issues Task Force (EITF) issued EITF 06-3 How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The Task Force agreed that a company should disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each annual or interim period for which an income statement is presented. Taxes within the scope of EITF 06-3 are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity’s activities over a period of time, such as income taxes or gross receipts taxes, are not within the scope of EITF 06-3. EITF 06-3 will be effective for us in 2007. We are currently evaluating the impact of adopting EITF 06-3 on our results of operations, financial condition and liquidity.

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

        State and local laws and regulations vary significantly in the level of additional restriction, beyond those established under federal law, placed on the manufacture, ownership and transfer of firearms. Some states have recently enacted, and others are considering, legislation restricting or prohibiting the ownership, use or sale of certain categories of firearms and/or ammunition. Certain states have enacted, or considered, legislation regarding the sale of locking devices together with firearms; although most are limited to handguns, some would apply to Remington shotguns and rifles. Although many states have mandatory waiting period laws in effect for handguns, there are currently few restrictive state regulations applicable to handgun ammunition. The Company’s current firearm and ammunition products generally are not subject to such existing state restrictions, and generally would not be subject to any known proposed state legislation relating to regulation of “assault weapons.” Bills have been introduced in Congress to establish, and to consider the feasibility of establishing, a nationwide database recording so-called “ballistic images” of ammunition fired from new guns. To date, only two states have established such registries, and neither state’s laws call for “imaging” of data from long guns. In recent years, bills have been proposed by California state legislators that would require the implementation of a handgun ammunition serialization system. It is unclear whether such bill will in fact be enacted, in California or elsewhere. However, depending on the type of ammunition involved, and other specific requirements of any final law, the imposition of such a system could significantly increase the cost of manufacturing and selling the Company’s ammunition products.

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

•	Our ability to make scheduled payments of principal or interest on, or to refinance our obligations with respect to our indebtedness and to comply with the covenants and restrictions contained in the instruments governing such indebtedness will depend on our future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rate levels, and financial, competitive, business and other factors beyond our control including the responses of competitors, changes in customer inventory management practices, changes in customer buying patterns, regulatory developments and increased operating costs.

•	The degree to which we are leveraged could have important consequences, including the following: (i) our ability to obtain additional financing for working capital or other purposes in the future may be limited; (ii) a substantial portion of our cash flow from operations will be dedicated to the payment of principal and interest on our indebtedness, thereby reducing funds available for operations; (iii) certain of our borrowings will be at variable rates of interest, which could cause us to be vulnerable to increases in interest rates and (iv) we may be more vulnerable to economic downturns and be limited in our ability to withstand competitive pressures.

•	Our ability to meet our debt service and other obligations will depend in significant part on customers purchasing our products during the fall hunting season. Notwithstanding our cost containment initiatives and continuing management of costs, a decrease in demand during the fall hunting season for our higher priced, higher margin products would require us to further reduce costs or increase our reliance on borrowings under the Credit Facility to fund operations. No assurance can be given that we would be able to reduce costs or increase our borrowings sufficiently to adjust to such a reduction in demand.

•	Lead, copper and zinc prices have experienced significant increases over the past three years primarily due to increased demand (including increased demand from China). Furthermore, fuel and energy costs have increased over the same time period, although at a slower rate of increase. We purchase copper, lead, and zinc options contracts (first purchased zinc contracts during second quarter of 2006) to hedge against price fluctuations of anticipated commodity purchases. With the volatility of pricing that the Company has recently experienced, there can be no assurance that we will not see further material adverse changes in commodity pricing or energy costs, and such further changes, were they to occur, could have a material adverse impact on our consolidated financial position, results of operations, or cash flows of the Company.

•	Because of the nature of our products, we anticipate that we will continue to be involved in product liability litigation in the future. Our ability to meet our product liability obligations will depend (among other things) upon the availability of insurance, the adequacy of our accruals, the Seller’s ability to satisfy their obligations to indemnify us against certain product liability cases and claims and Seller’s agreement to be responsible for certain post-Acquisition shotgun related costs.

•	We face significant competition. Our competitors vary according to product line. Certain of these competitors are subsidiaries of large corporations with substantially greater financial resources than us. There can be no assurance that we will continue to compete effectively with all of our present competition, and our ability to so compete could be adversely affected by our leveraged condition.

•	Sales made to Wal-Mart accounted for approximately 17% of our total net revenues in 2005 and 9% of the accounts receivable balance as of December 31, 2005. Our sales to Wal-Mart are not governed by a written contract between the parties. In the event that Wal-Mart were to significantly reduce or terminate its purchases of firearms and/or ammunition from us, our financial condition or results of operations could be adversely affected.

•	We utilize numerous raw materials, including steel, lead, zinc, brass, plastics and wood, as well as manufactured parts, which are purchased from one or a few suppliers. Any disruption in our relationship with these suppliers could increase the cost of operations.

•	The purchase of firearms is subject to federal, state and local governmental regulation. Regulatory proposals, even if never enacted, may affect firearms or ammunition sales as a result of consumer perceptions. While we do not believe that existing federal and state legislation relating to the regulation of firearms and ammunition has had a material adverse effect on our sales from 2003 through 2005, no assurance can be given that more restrictive regulations, if proposed or enacted, will not have a material adverse effect on us in the future.

•	As a manufacturer of firearms, we were named as a defendant in certain lawsuits brought by municipalities or organizations challenging manufacturers’ distribution practices and alleging that the defendants have also failed to include a variety of safety devices in their firearms. Our insurance coverage regarding such claims may be limited. In the event that additional such lawsuits were filed, or if certain legal theories advanced by plaintiffs were to be generally accepted by the courts, our financial condition and results of operations could be adversely affected.

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

        Certain of our financial instruments are subject to interest rate risk. As of September 30, 2006, we had net long-term borrowings of $271.1 million ($239.4 million at September 30, 2005) of which $69.0 million ($37.5 million at September 30, 2005) was issued at variable rates. Assuming no changes in the $68.8 million of monthly average variable-rate debt levels ($41.3 million at September 30, 2005) from the latest twelve months ended September 30, 2006, we estimate that a hypothetical change of 100 basis points in the LIBOR and ABR interest rates would impact interest expense by $0.7 million ($0.4 million at September 30, 2005) on an annualized pretax basis. We were not a party to any interest rate cap or other protection arrangements with respect to our variable rate indebtedness as of September 30, 2006 or 2005.

        The Company purchases copper, lead, and zinc options contracts (first purchased zinc contracts during second quarter of 2006) to hedge against price fluctuations of anticipated commodity purchases. Lead, copper and zinc prices have experienced significant increases over the past three years primarily due to increased demand (including increased demand from China). The amounts of premiums paid for commodity contracts outstanding at September 30, 2006 were $4.5 million, $3.2 million higher than in 2005. At September 30, 2006 and 2005, the market value of our outstanding contracts relating to firm commitments and anticipated purchases up to eighteen and fifteen months, respectively, from the respective date was $11.0 million and $3.9 million, respectively, as determined with the assistance of a third party. On October 31, 2006, the market value of these same contracts was $13.9 million due to the changes that have occurred in commodity pricing within the marketplace since September 30, 2006. Assuming a hypothetical 10% increase in lead and copper commodity prices which are currently hedged, we would experience an approximate $14.5 million ($3.5 million at September 30, 2005) increase in our cost of related inventory purchased, which would be partially offset by an approximate $2.8 million ($2.4 million at September 30, 2005) increase in the value of related hedging instruments. The increase in exposure as compared to the prior year can be associated primarily with higher differentials between strike and spot prices between the two years, the increased cost of hedging premiums, an additional three quarters of forecasted purchases, and the initial hedging of zinc in the current year, all of which results in many more contracts, yet fewer contracts currently in-the-money. With the volatility of pricing the Company has experienced, we believe that significant changes in commodity pricing could have a future material impact on our consolidated financial position, results of operations, or cash flows of the Company.

        We also purchase steel supplies for use in the manufacture of certain firearms, ammunition, and accessory products. We believe the price of steel has continued to rise due to the increasing demand from China compounded by a weak US dollar and iron ore shortages. Assuming a hypothetical 10% increase in steel prices, we would experience an approximate $0.6 million (an approximate $0.7 million at September 30, 2005) increase in our cost of related inventory purchased.

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

                 As of and for the period ended September 30, 2006 (the “Evaluation Date”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at the Evaluation Date.

                 Furthermore, there have been no changes in internal control over financial reporting that occurred during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

                 Section 404 of the Sarbanes-Oxley Act of 2002 requires a company that is not an accelerated filer, such as the Company, to report on the effectiveness of their internal control over financial reporting beginning with their 2007 Annual Report on Form 10-K, which we are required to file such report with the SEC no later than March 31, 2008. Our independent registered public accounting firm will be required to attest to the Company's effectiveness of internal controls over financial reporting beginning with the Company's 2008 Annual Report. Our management has been and is continuing to work to ensure that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

        As a result of contractual arrangements, we manage the joint defense of product liability litigation involving Remington brand firearms and our ammunition products for both Remington and the Sellers. As of September 30, 2006, approximately 15 individual bodily injury cases and claims were pending, primarily alleging defective product design, defective manufacture and/or failure to provide adequate warnings; some of these cases seek punitive as well as compensatory damages. We have previously disposed of a number of other cases involving post-Acquisition occurrences by settlement. Of those, one involves a matter for which sellers retained liability and are required to indemnify us. The remaining approximately 14 pending cases involve post-Acquisition occurrences for which we bear responsibility under the Purchase Agreement.

         The relief sought in individual cases includes compensatory and, sometimes, punitive damages. Not all complaints or demand letters expressly state the amount of damages sought. As a general matter, when specific amounts are provided, compensatory damages sought range from less than $75,000 to more than $10 million, while demands or punitive damages may range from less than $500,000, to as much as $100 million. Of the 14 individual post-Acquisition claims pending as of September 30, 2006, where specific initial demands had been made as of that date, claimants purport to seek approximately $18.8 million in compensatory and an unspecified amount in punitive damages. In the Company’s experience, initial demands do not generally bear a reasonable relationship to the facts and circumstances of a particular matter, and in any event, typically are reduced significantly as a case proceeds. The Company believes that its accruals for product liability cases and claims are a superior quantitative measure of the cost to it of product liability cases and claims.

        At September 30, 2006, our accrual for product liability cases and claims was approximately $11.3 million. The amount of our accrual for product liability cases and claims is based upon estimates developed as follows. We establish reserves for anticipated defense and disposition costs to us of those pending cases and claims for which we are financially responsible. Based on those estimates and an actuarial analysis of actual defense and disposition costs incurred by us with respect to product liability cases and claims in recent years, we determine the estimated defense and disposition costs for unasserted product liability cases and claims. We combine the estimated defense and disposition costs for both pending and unasserted cases and claims to determine the amount of our accrual for product liability cases and claims. It is reasonably possible additional experience could result in further increases or decreases in the period in which such information is made available. We believe that our accruals for losses relating to such cases and claims are adequate. Our accruals for losses relating to product liability cases and claims include accruals for all probable losses the amount of which can be reasonably estimated. Based on the relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, our accruals for the uninsured costs of such cases and claims and the Sellers’ agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as well as the type of firearms products that we make), we do not believe with respect to product liability cases and claims that any reasonably possible loss exceeding amounts already recognized through our accruals has been incurred.

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

Item 1A.Risk Factors

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        There are no matters to report subject to this Item for the period ended September 30, 2006.

Item 3. Defaults Upon Senior Securities

        There are no matters to report subject to this Item for the period ended September 30, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

        There are no matters to report subject to this Item for the period ended September 30, 2006.

Item 5. Other Information

        There are no matters to report subject to this Item for the period ended September 30, 2006.

Item 6. Exhibits

(a) Exhibits

10.1	Remington Arms Company, Inc. 2006 Long-Term Incentive Plan

10.2	Remington Supplemental Savings Plan (as amended and restated as of August 1, 2006.)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	These exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. In addition, these exhibits shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMINGTON ARMS COMPANY, INC.

/s/ Stephen P. Jackson, Jr.
Stephen P. Jackson, Jr.
Senior Vice President, Chief Financial
Treasurer and Corporate Secretary
(Principal Financial Officer)

November 10, 2006