Form 10-K
period 2006-12-31
REMINGTON ARMS CO INC/
filed 2007-04-02
CIK 916504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission file number: 033-74194-01
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

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒     No ☐

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

          At March 27, 2007, the number of shares outstanding of each of the issuer’s classes of common stock is as follows: 1,000 shares of Class A Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
None

REMINGTON ARMS COMPANY, INC.

FORM 10-K

December 31, 2006

INDEX

		Page No.
NOTE REGARDING FORWARD-LOOKING STATEMENTS

PART I		4
ITEM 1.	BUSINESS	4
ITEM 1A.	RISK FACTORS	16
ITEM 1B.	UNRESOLVED STAFF COMMENTS	23
ITEM 2.	PROPERTIES	24
ITEM 3.	LEGAL PROCEEDINGS	25
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	29

PART II		30
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	30
ITEM 6.	SELECTED FINANCIAL DATA	31
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	35
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	55
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	56
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	100
ITEM 9A.	CONTROLS AND PROCEDURES	101
ITEM 9B.	OTHER INFORMATION	102

PART III		103
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	103
ITEM 11.	EXECUTIVE COMPENSATION	107
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	131
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	134
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	136

PART IV		137
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	137

SIGNATURES		138

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT		140

EXHIBIT INDEX		141

NOTE REGARDING FORWARD-LOOKING STATEMENTS

          This annual report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in the operations and financial results and the business and the products of the Company, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Such forward-looking statements are not guarantees of future performance. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I

Item 1. BUSINESS

References in this report to “the Company”, “we,” “us,” “our,” and words of similar import mean the collective reference to Remington Arms Company, Inc. and its subsidiaries, RA Brands, L.L.C. (“RA Brands”), RA Factors, Inc. (“RA Factors”) (which was merged into Remington as of December 31, 2006) and Remington Steam, LLC (“Remington Steam”), unless the context otherwise requires. References in this report to “Remington” are to Remington Arms Company, Inc., and references to “Holding” are to Remington’s parent, RACI Holding, Inc.

Company Overview

          Founded in 1816 and currently operating as a corporation, we design, manufacture and market a comprehensive line of primarily sporting goods products for the global hunting and shooting sports marketplace under the Remington® brand name. We also design, manufacture and market products with law enforcement, military, and government applications. Our 190-year history gives us a long-established reputation in the marketplace for our products. We believe that Remington is a powerful brand in the broader U.S. sporting goods and outdoor recreation markets and that our products are recognized by sportsmen worldwide for their superior value, performance and durability.

          Our product lines consist primarily of firearms (shotguns and rifles) and ammunition, as well as hunting and gun care accessories, clay targets, surveillance technology products for the law enforcement and security communities, and powder metal products.

          For the year ended December 31, 2006, we had consolidated net sales of $446.0 million and net income of $0.3 million.

          The accompanying audited consolidated financial statements of Remington include the accounts of its wholly owned subsidiaries, RA Brands, RA Factors and Remington Steam, as well as reflect the impact of the Company’s unconsolidated 50% joint venture interest in Remington ELSAG Law Enforcement Systems, LLC (“RELES”). RA Brands primarily exists to own, protect and comply with the legal requirements applicable to our patents, trademarks, and copyrights (as discussed below), RA Factors primarily existed to collect our accounts receivable, and Remington Steam primarily exists to accommodate changes to the Company’s long-term steam supply at its Ilion, New York facility. The accounts of the Company’s parent, Holding, which owns 100% of the issued and outstanding common stock of Remington, are not presented herein. Significant transactions between the Company and Holding and the related balances are reflected in the audited consolidated financial statements and related disclosures.

          A revision to the classification of other accrued and long-term liabilities in the consolidated statement of cash flows was made to financial information from prior periods to conform to the presentation format at December 31, 2006. The change in classification did not have a material impact on the previously reported financial condition, results of operations or cash flows for the Company. In addition, as a result of the sale of specified assets of the fishing line business on February 9, 2004, the results of these operations have been included in discontinued operations. See Note 4 to our audited consolidated financial statements for the year ended December 31, 2006 appearing elsewhere in this annual report.

Recent Business Developments

          In 2005, we completed our first full year of the Spartan Gunworks™ product line, an opening price point line of shotguns which we purchase from a foreign third party, and expanded our product offerings into certain centerfire rifles. In 2006, these products were transitioned to be sold solely under the Remington brand name.

          In 2006, we increased our sourced product offerings, known as International Sourced Products, to include over/under shotguns, muzzleloaders, rimfire rifles, and centerfire rifles. These product offerings are part of our ongoing strategy to enhance our existing product lines. In addition, we have developed new products internally, including a new titanium receiver auto-loading shotgun model. These products were introduced to enhance our existing firearms product lines.

          Also in 2006, we completed our first full year of operations for our Technology Products division, wherein we have an exclusive distribution rights agreement through 2014 with a technology products manufacturer for certain security products within the United States, certain contractually defined United States territories and Canada. We sell these security products to the federal agency, military and law enforcement markets.

          In the fourth quarter of 2006, the Company’s Board of Directors approved an amendment to the Company’s Pension and Retirement Plan (the “Defined Benefit Plan”) to be effective January 1, 2008. As a result of the amendment to the Defined Benefit Plan, for certain employees of the Company, including certain of the Company’s Named Executive Officers included in the Defined Benefit Plan, future accrued benefits will be frozen as of January 1, 2008. For service accrued prior to January 1, 2008, the pension calculation will not change. Additionally, for affected employees participating in the Remington Supplemental Pension Plan (the “Supplemental Plan”), including each of the Company’s Named Executive Officers, future accrued benefits will be frozen as of January 1, 2008. As a result of the amendment, a curtailment gain was recognized in the fourth quarter of 2006 in the amount of $7.4 million, which consists of $7.3 million for the Defined Benefit Plan and $0.1 million for the Supplemental Plan. This curtailment gain was reflected as a reduction in pension expense, $6.1 million included in cost of goods sold and $1.3 million in selling, general and administrative expense. Although the amendment will result in a 2006 cost savings, cash flow contributions will not be reduced until 2009 because the Company makes contributions one year in arrears due to statutory funding requirements.

          We have historically been financed primarily by a revolving credit facility (the “Credit Facility”) provided under our credit agreement, dated as of January 24, 2003, as amended through October 14, 2005, among Remington, RA Factors, Inc., Wachovia Bank, National Association, as Agent, and the lenders from time to time party thereto (the “2003 Credit Agreement”), governing the Credit Facility, and the indenture for the Company’s $200.0 million aggregate principal amount 10.5% Senior Notes due 2011 (the “Notes”). On March 15, 2006, we entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) which replaces the 2003 Credit Agreement. Loans and other obligations outstanding under the 2003 Credit Agreement are governed and deemed to be outstanding under the amended and restated terms and conditions contained in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement amended certain terms of the 2003 Credit Agreement, including by:

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

•

Amending the definition of “Applicable Margin” so that the interest margin applicable to loans under the Amended and Restated Credit Agreement is determined based on Consolidated EBITDA (as defined in the Amended and Restated Credit Agreement), rather than leverage, beginning in 2007; and

•	Amending the minimum amounts of availability under the Amended and Restated Credit Agreement that, if not maintained, result in the imposition of a fixed charge coverage ratio covenant.

Financial Information about Segments and Geographic Areas

          In accordance with the provision of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), after consideration of both quantitative and qualitative factors, our operating segments form two reportable segments – for the firearms and ammunition operating segments — while the remaining operating segments are combined into our All Other reporting segment:

(1) Firearms, which designs, manufactures and imports, and markets primarily sporting shotguns and rifles;

(2) Ammunition, which designs, manufactures and markets primarily sporting ammunition and ammunition reloading components; and

(3) All Other, which includes accessories and other gun-related products, licensed products, surveillance technology products primarily for the government, law enforcement and military products, and the manufacture and marketing of clay targets and powder metal products.

          The following table sets forth our net sales for each of our aggregated reporting segments for the periods shown:

	($ in millions) Year Ended December 31,

	2006	2005	2004

Firearms	$223.4	$202.2	$193.4
Ammunition	204.9	184.5	176.1
All Other	17.7	23.7	23.5

Total	$446.0	$410.4	$393.0

          See Note 22 to our audited consolidated financial statements for the year ended December 31, 2006 appearing elsewhere in this annual report. There are no significant assets owned by the Company outside of the United States.

NARRATIVE DESCRIPTION OF BUSINESS BY SEGMENT

     Firearms

          Products

          Our firearms product offerings include a comprehensive line of sporting shotguns and rifles, as well as firearms for the government, military, and law enforcement markets, marketed predominantly under the Remington brand name. Our goal has been to market a broad assortment of general-purpose firearms together with more specialized products that embody Remington’s emphasis on value, performance and design.

          Our most popular shotguns are the Model 870™ pump-action shotgun, and the Model 1100™ and Model 11-87™ auto-loading shotguns. Remington shotguns are offered in versions that are marketed to both novices and experienced gun owners. Specialty shotguns focus on the deer, turkey and other specialized hunting markets, recreational and competitive clay target shooting, and various law enforcement and military applications. We also offer over/under, side-by-side, and single shot shotguns. Retail list prices for our most popular shotguns range up to $1200.

          Our most popular rifles are the Model 700™, Model Seven™, and Model 710™ centerfire rifles and the Model 597™ rimfire rifles. The Model 710™ has been updated to the Model 770™ for 2007 to address current market trends. To appeal to a broad range of gun owners, we manufacture these rifles in a wide variety of chamberings, configurations and finishes. Retail list prices for our most popular rifles range up to $900.

          Product Introductions

          We focus our product development efforts on introducing new products that satisfy the need for specialized, high-performance firearms. In 2006, we introduced the Model 105 CTi™, which is designed to provide a lightweight and soft recoiling auto-loading shotgun due to its titanium receiver and advanced operating system. We also announced the introduction of the Model 750™ Woodsmaster, a replacement of our Model 7400™ wood-stocked centerfire rifle, and a number of rifle and shotgun niche products to address growing specialty consumer markets. Also in 2006, we introduced several new sourced products, including the Genesis™ muzzleloader, the Model 798™ and Model 799™ centerfire rifles, and a reintroduction of the Parker Gun™ break-action shotgun. In 2007, we announced the introduction of a line of side-by-side shotguns, a new trigger system for the Model 700™called the X Mark Pro™, and enhanced the Model Seven™ bolt-action rifle category through the addition of the Model Seven™ XCR with proprietary TriNyte™corrosion control coating.

          Seasonality

          We sell a broad range of firearms products. The majority of our firearms products are manufactured for hunting, target, and plinking use, while other models are intended for government, military, and law enforcement applications. As a result of the core use of our products being used during the core fall hunting season (September-December), the majority of our sales are seasonal and concentrated toward the fall hunting season. We have historically followed the industry practice of selling products pursuant to a “dating” plan allowing the customer to buy the products commencing at the beginning of our dating plan periods and pay for them on extended terms.

          As a result of the seasonal nature of our sales, the extended payment terms under our dating plan billing practices, and the aforementioned seasonality, our working capital financing needs generally have significantly exceeded cash provided by operations during certain parts of the year until certain of our extended accounts receivable come due and are collected. As a result, our working capital financing needs tend to be greatest during the spring and summer months, decreasing during the fall and reaching their lowest points during the winter.

          Competition

          Product image, performance, quality and innovation are the primary competitive factors in the firearms industry, with price and customer service also being important. Our shotgun products compete with products offered by O. F. Mossberg & Sons, Inc., Winchester firearms, Browning, New England Firearms, and Beretta. Our rifles compete with products offered by Marlin Firearms Co., Sturm, Ruger & Co., Inc., Winchester firearms, Savage Arms, Inc. and Browning. We believe that we compete effectively with all of our present competitors. However, there can be no assurance that we will continue to do so, and our ability to compete could be adversely affected by our leveraged condition. In 2006, Winchester closed the Winchester rifle factory in New Haven, Connecticut. In 2007, Smith & Wesson, through its acquisition of Thompson/Center Arms, Inc. became a competitor with their entry into the long gun market.

          Manufacturing

          Our facility in Ilion, New York manufactures shotguns, rifles, powder metal parts, extra barrels, and gun parts, and also houses our factory repair services and custom gun shop. Our facility in Mayfield, Kentucky manufactures rimfire and centerfire rifles. To manufacture our various firearm models, we utilize a combination of parts manufactured from raw materials at the Ilion and Mayfield facilities and components purchased from independent manufacturers. Quality control processes are employed throughout the production process, utilizing specifically tailored testing procedures and analyses.

          Supply of Raw Materials

          To manufacture our various products, we utilize numerous raw materials, including steel, wood, and plastics, as well as parts purchased from independent manufacturers. For a number of our raw materials, we rely on a limited number of suppliers. For example, a major portion of our requirements for shotgun barrel blanks and wood stocks are each currently being met by a limited number of vendors. In 2006, we began importing sourced products from a few foreign vendors and will continue to do so in 2007. See “Risk Factors” for additional information on our sole source supplier agreement and risks associated with this product line.

          We have written purchase agreements with the majority of our suppliers, some of which contain minimum purchase requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Commercial Commitments.” Any disruption in our relationships with any of these vendors or reductions in the production of material supplied could, in each case, adversely affect our ability to obtain an adequate supply of material and could impose additional operational costs associated with sourcing raw materials from new suppliers. We have had long-term relationships with each of these vendors and believe that such relationships are good, and do not currently anticipate any material shortages or disruptions in supply from these vendors. Although alternative sources exist from which we could obtain such raw materials, we do not currently have significant supply relationships with any of these alternative sources and cannot estimate with any certainty the length of time that would be required to establish such a supply relationship, or the sufficiency of the quantity or quality of materials that could be so obtained.

          The price and availability of production materials are affected by a wide variety of interrelated economic and other factors, including alternative uses of materials and their components, changes in production capacity, energy prices, commodity prices, and governmental regulations. Specifically, our manufacturing sites experienced cost increases related to metals and other raw material purchases and energy prices. We believe some of these increases were directly related to supply shortages due to foreign market demand for domestic scrap and increases in energy costs. Industry competition and the timing of price increases by suppliers limits to some extent our ability and the ability of other industry participants to pass raw material cost increases on to customers in a timely manner. We have experienced favorable variances in utility costs and expect to continue to see the leveling continue in the foreseeable future for energy costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financial Instruments” and “Quantitative and Qualitative Disclosures about Market Risk”.

Ammunition

          Products

          Our ammunition product offerings consist of a comprehensive line of sporting ammunition and ammunition reloading components, along with ammunition for the government, military, and law enforcement markets, marketed predominantly under the Remington brand name, as well as the UMC® brand name.

          We market an extensive line of products that range from high volume, promotionally priced, ammunition products to premium, high performance products that meet the needs of the most discriminating hunters and shooters. Those products include, among other things, shotgun shells, centerfire ammunition for use in rifles and handguns, and .22 caliber rimfire ammunition. We also produce and market sporting ammunition components used by smaller ammunition manufacturers, as well as by individual consumers engaged in the practice of reloading centerfire cases or shotgun shells.

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

          Product Introductions

          We focus our product development efforts on introducing new products that satisfy the need for specialized, high-performance ammunition. In 2006, we introduced a completely new line of high density, high performance waterfowl ammunition under the Wingmaster HD™ brand. This proprietary material and manufacturing process provides tangible performance enhancements versus previous high density shot materials and offers waterfowl hunters better on-game performance at all ranges. Also for 2006, we introduced a significantly expanded Premier Gold Box™ rifle ammunition line to encompass a wider variety of cartridge offerings, bullet types and bullet weights to better meet the needs of the performance oriented big game hunter. For 2007, we have announced the introduction of the 17 Remington Fireball™ Centerfire Rifle Cartridge. This new cartridge is based on the design of the popular 221 Remington Fireball™ and will provide the serious varmint hunter with a lightning fast, low recoiling cartridge for high volume varmint shooting. For 2007, we have also announced the introduction of 300 Remington Ultra Mag Power Level™ ammunition. Through the unique application of propellant technology, Power Level™ Ammunition will allow hunters to obtain multiple performance levels from their 300 Ultra Mag Rifle, which previously would only be attainable by switching guns and cartridges. Lastly, Remington will be reentering the Boxed Component Bullet business via the introduction of new SKU’s of our High Performance Core-Lokt Ultra Bonded Bullets. These bullets have been available exclusively in our Premier Centerfire Rifle Ammunition line, but now handloaders will be able to create their own loads using the most technologically advanced bullet manufactured by Remington.

          Competition

          Price, service, quality and product innovation are the primary competitive factors in the ammunition industry. In the ammunition market, we compete with the Winchester division of Olin Corporation, and the Federal Cartridge Co. and CCI units of Alliant Techsystems, Inc. Additionally, some imported ammunition brands compete in the domestic market focusing primarily on price to gain and maintain access and drive sales. We believe that we compete effectively with all of our present competitors. However, there can be no assurance that we will continue to do so, and our ability to compete could be adversely affected by our leveraged condition.

          Seasonality

          We produce and market a broad range of ammunition products. The majority of our ammunition products are manufactured for hunting use. Sales of some of our products occur outside the core fall hunting season (September through December) and consist of several types of ammunition that are intended for target shooting. In addition, these non-seasonal products include certain types of ammunition, primarily the pistol and revolver use, as well as ammunition with government, military, and law enforcement applications. The majority of our ammunition products, however, are manufactured for hunting use. As a result, the majority of the sales of our products being seasonal and concentrated toward the fall hunting season, we have historically followed the industry practice of selling products pursuant to a “dating” plan allowing the customer to buy the products commencing at the beginning of our dating plan periods and pay for them on extended terms.

          As a result of the seasonal nature of our sales, the extended payment terms under our dating plan billing practices, and the aforementioned seasonality, our working capital financing needs generally have significantly exceeded cash provided by operations during certain parts of the year until certain of our extended accounts receivable are collected. As a result, our working capital financing needs tend to be greatest during the spring and summer months, decreasing during the fall and reaching their lowest points during the winter. We continue to see our seasonality compress to later in the fall hunting season.

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

          Supply of Raw Materials

          To manufacture our various products, we utilize numerous raw materials, including steel, lead, brass, powder, and plastics. For a number of our raw materials, we rely on a limited number of suppliers. For example, our brass strip and lead requirements are being serviced primarily by a few vendors, our requirements for smokeless powder are primarily met by three suppliers, who are the only sources of smokeless powder in the United States and Canada.

          We have written purchase agreements with the majority of our suppliers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Commercial Commitments”. Any disruption in our relationships with any of these vendors or reductions in the production of the material supplied could, in each case, adversely affect our ability to obtain an adequate supply of the material and could impose additional operational costs associated with sourcing raw materials from new suppliers. We have had long-term relationships with each of these vendors and believe such relationships are good, and do not currently anticipate any material shortages or disruptions in supply from these vendors. Although alternative sources exist from which we could obtain such raw materials, we do not currently have significant supply relationships with any of these alternative sources and cannot estimate with any certainty the length of time that would be required to establish such a supply relationship, or the sufficiency of the quantity or quality of materials that could be so obtained.

          The price and availability of production materials are affected by a wide variety of interrelated economic and other factors, including alternative uses of materials and their components, changes in production capacity, energy prices, commodity prices, and governmental regulations. Specifically, in 2005 and 2006 our manufacturing site experienced cost increases related to purchases of base metals related to our business, increased processing charges and increased energy costs. These increases were directly related to supply shortages caused by an increase in foreign market demand for base metals and energy. Industry competition and the timing of price increases by suppliers limits to some extent our ability and the ability of other industry participants to pass these types of cost increases on to customers. We use commodity options contracts to hedge against the risk of increased prices for certain raw materials. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financial Instruments”.

All Other Product Lines

          Accessories. We market hunting and shooting accessories (primarily gun parts, gun care and cleaning products and folding and collectible knives). These items are manufactured by third parties.

          Licensing Income. We have licensed the Remington mark to certain third parties that manufacture and market sporting and outdoor products that complement our product line. Currently, the Remington mark is licensed for use on, among other things, automobiles, sporting and outdoor apparel, caps, gun cases and slings, tree stands, wildlife feeders, sporting dog equipment, air guns, game decoys & calls, hunting and shooting safety and security products, gun safes, and various other nostalgia/novelty goods. We strive to ensure that the quality, image and appeal of these licensed products are consistent with the high-quality image of our core products. These licenses generally grant an exclusive right to sell a specific product category, with initial terms of various years and various renewals based on performance. We believe that these licenses increase the market recognition of the Remington trademark and enhance our ability to market core products, and that licensing facilitates new cross-marketing promotional opportunities and generates income. Some of our licensing efforts are carried out under terms established in the Trademark Settlement Agreement, dated December 5, 1986, between us and Remington Products Company, L.L.C. (“Remington Products”) (the “Trademark Settlement Agreement”), described below in “—Other Corporate Information—Patents, Trademarks, and Copyrights”.

          Powder Metal Products. We market commercial powder metal parts primarily for the automotive, sporting goods, office equipment, and hardware industries. These items are manufactured at our Ilion, New York facility.

          Clay Targets. We produce a complete line of clay targets for use in trap, skeet and sporting clays shooting activities, marketed under the STS™ brand name. Targets are manufactured from a mixture of limestone and petroleum pitch. Our clay targets are manufactured at one facility located at Findlay, Ohio. Our other facility in Ada, Oklahoma has been idle due to supply limitations discussed in Note 3 to our audited consolidated financial statements for the year ended December 31, 2006 appearing elsewhere in this annual report.

          Technology Products. We distribute surveillance security products to the federal agency, law enforcement, and military markets. These items are manufactured by a third party and we serve as the exclusive distributor for them in the United States, certain contractually defined United States territories, and Canada.

Unconsolidated Joint Venture

          Remington ELSAG Law Enforcement Systems, LLC (RELES). Pursuant to a joint venture agreement with ELSAG, Inc., an unaffiliated third party, we have created RELES to sell and service mobile license plate reading technology to state and local law enforcement agencies and certain federal agencies. We own 50% of the joint venture which we do not consider to be a material portion of our business. The joint venture agreement calls for each member to provide 50% of required capital investments and receive 50% of distributions, with an original maximum contribution amount of $1.5 million by each party. As of December 31, 2006, both parties have made their required capital contribution. In addition, we provide certain administrative support functions, while ELSAG, Inc. provides product technology support.

OTHER CORPORATE INFORMATION

          Backlog Information

          As of February 28, 2007, the backlog of unfilled total orders was approximately $125.8 million, which are reasonably expected to be filled during 2007, compared to $99.7 million as of February 28, 2006.

          Service and Warranty

          We support service and repair facilities for all of our firearms products in order to meet the service needs of our distributors, customers and consumers nationwide. New Remington firearms products manufactured by the Company in North America are warranted to the original purchaser to be free from defects in material and workmanship for a period of two years commencing with the registered date of purchase by the end customer. Import products are warranted by our vendors for a period of one year commencing with the registered date of purchase by the end customer. We also provide limited warranties for our ammunition products. Warranty expense was $2.7 million, $2.7 million, and $2.8 million in 2006, 2005, and 2004, respectively.

          Customer Concentration

          Approximately 18% of our total 2006 sales consisted of sales made to one customer, Wal-Mart. National accounts generally provide convenient access for hunting and shooting consumers to our products but carry a more limited array of products and are more seasonal in sales. Our sales to Wal-Mart are not governed by written contracts. Although we believe our relationship with Wal-Mart is good, the loss of this customer or a substantial reduction in sales to this customer could adversely affect our financial condition, results of operations or cash flows. No other single customer comprises more than 10% of total sales.

          No material portion of our business is subject to renegotiation of profits or termination of contracts at the election of a governmental purchaser.

          Foreign sales accounted for approximately 6% in 2006, 5% in 2005, and 5% in 2004 of our total net sales. Our sales personnel and manufacturer’s sales representatives market to foreign distributors generally on a nonexclusive basis and for a one-year term.

          Marketing and Distribution

          Our products are distributed throughout the United States and in over 60 other countries (including Canada and various countries throughout Europe and Asia). In the United States, Remington products are distributed primarily through a network of wholesalers and retailers who purchase the product directly from us for resale to gun dealers and end users, respectively. The end users include sportsmen, hunters, target shooters, gun collectors, and members of law enforcement and other government organizations.

          Our products are marketed and sold via both direct sales representatives and manufacturer’s sales representatives. Both groups market and sell principally to wholesalers, dealers and regional chains. Our direct sales representatives market and sell only Remington firearms, ammunition and accessory products while our manufacturer’s sales representatives market and sell other product lines as well. Our manufacturer’s sales representatives are prohibited from selling competing goods from other manufacturers and are paid variable commissions based on the type of products that are sold. The customers to which our sales representatives market and sell our products are authorized to carry specified types of Remington products for a non-exclusive one-year term, though not all carry the full range of products. These customers generally carry broader lines of merchandise than do the mass merchants and are less seasonal in sales.

          Our direct sales force primarily markets our product lines directly to national accounts (consisting mainly of mass merchants), all customers in specific geographical regions and to federal, state and local government agencies.

          Patents, Trademarks and Copyrights

          Our operations are not dependent upon any single trademark other than the Remington word mark and the Remington logo mark. Some of the other trademarks that we use, however, are nonetheless identified with and important to the sale of our products. Generally, registered trademarks have perpetual life, provided that they are renewed on a timely basis and continue to be properly used as trademarks. Our business is not dependent to a material degree on patents, copyrights, or trade secrets. We do not believe that the expiration of any of our patents will have a material adverse effect on our financial condition or our results of operations. We likewise do not believe that any of our licenses to third-party intellectual property are material to our business, taken as a whole.

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

          While we own the Remington marks (and registrations thereof) for use in our firearms and ammunition product lines and certain related products associated with hunting, wildlife and the outdoors, Spectrum Brands, Inc. (formerly Rayovac Corporation), with its September 2003 purchase of Remington Products Co. LLC, and DESA, LLC, all unrelated companies, claim rights to the Remington mark with respect to certain other product areas, particularly personal care products (including electric razors) and lawn and garden products.

          Pursuant to a Trademark Settlement Agreement reached with Remington Products Co. LLC, we agreed as follows:

•

Remington Licensing Corporation, a Delaware corporation owned equally by us and Remington Products, owns the Remington marks in the United States with respect to products of mutual interest to us and to Remington Products.

•	Remington Licensing Corporation licenses the Remington marks on a royalty-free basis to us and Remington Products for products in our and their respective non-core markets.

•	We are restricted in our ability to expand our use of the Remington mark beyond what has been detailed in the Trademark Settlement Agreement, as is Remington Products.

•

If certain bankruptcy or insolvency-related events occur with respect to either us or Remington Products, the bankrupt or insolvent party may be contractually required to sell its interest in Remington Licensing Corporation to the other party at book value or fair market value, depending on the circumstances. While in some cases this requirement may not be enforceable under the U.S. Bankruptcy Code, if Remington Products (now Spectrum Brands) came to own all of Remington Licensing Corporation, this could provide Spectrum Brands with greater leverage over our licensing relationship with Remington Licensing Corporation for the non-core products discussed above.

          Research and Development

          We maintain an ongoing research and development program, and employ approximately 40 individuals to work in such capacity at our Elizabethtown, Kentucky facility as of February 28, 2007. New products and improvements to existing products are developed based upon the perceived needs and demands of consumers, as well as successful products introduced to the market by our competitors. Our research and development program involves an in-house team of engineers and technicians working with operations personnel using tools such as computer-assisted design. Research and plant technical staff then collaborate to produce an experimental prototype, ensuring that products and manufacturing processes are concurrently designed. Following a successful prototype, a pilot run is commenced to ensure that plant personnel and equipment can manufacture the product efficiently. We continue to introduce new products employing innovations in design, manufacturing and safety in both firearms and ammunition, as outlined in the “Product Introductions” sections above.

          Research and development expenditures for our continuing operations for the year ended December 31, 2006 amounted to approximately $6.4 million, $5.9 million in 2005, and in 2004 amounted to approximately $6.1 million.

          Product Liability

          For information concerning product liability cases and claims involving us, see Item 3, “Legal Proceedings”. Because our assumption of financial responsibility for certain product liability cases and claims involving pre-Acquisition occurrences was limited to an amount that has now been fully paid, with the Sellers retaining liability in excess of that amount and indemnifying us in respect thereof, and because of the passage of time, we believe that product liability cases and claims involving occurrences arising prior to the Acquisition are not likely to have a material adverse effect upon our financial condition, results of operations, or cash flows. See “Business—Certain Indemnities”.

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

          Since December 1, 1993, we have maintained insurance coverage for product liability claims for personal injury or property damage relating to occurrences after the Acquisition, subject to certain self-insured retentions on a per-occurrence basis. The current insurance policy extends through November 30, 2007. Certain of our current excess insurance coverage expressly excludes actions brought by municipalities as described in “Legal

Proceedings”. We paid $3.2 million, $1.5 million, and $2.8 million in legal fees and settlements in connection with product liability cases and claims in the years ended December 31, 2006, 2005 and 2004, respectively, excluding insurance costs. At December 31, 2006, our accrual for product liability cases and claims was $10.5 million. The amount of our accrual for product liability cases and claims is based upon estimates developed as follows. We establish reserves for anticipated defense and disposition costs to us of those pending cases and claims for which we are financially responsible. Based on those estimates and an actuarial analysis of actual defense and disposition costs incurred by us with respect to product liability cases and claims in recent years, we determine the estimated defense and disposition costs for unasserted product liability cases and claims. We combine the estimated defense and disposition costs for both pending and unasserted cases and claims to determine the amount of our accrual for product liability cases and claims. It is reasonably possible that future claims experience could result in further increases or decreases in the reporting period in which such information becomes available. We believe that our accruals for losses relating to such cases and claims are adequate. Our accruals for losses relating to product liability cases and claims include accruals for all probable losses the amount of which can be reasonably estimated. Based on the relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, our accruals for the uninsured costs of such cases and claims and the Sellers’ agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as well as the type of firearms products that we make), we do not believe with respect to product liability cases and claims that any probable loss exceeding amounts already recognized through our accruals has been incurred.

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

          In September 2004, the United States Congress declined to renew a federal law with a ten-year term which generally prohibited the manufacture of certain firearms defined under that statute as “assault weapons” as well as the sale or possession of “assault weapons” except for those that, prior to the law’s enactment, were legally in the owner’s possession. None of our current firearms products are considered to be “assault weapons” under that federal law. Various states and cities have adopted or proposed their own version of the “assault weapon” ban and some proposals could implicate Remington sporting firearms.

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

          In addition to federal requirements, state and local laws and regulations may place additional restrictions on gun ownership and transfer. These vary significantly from jurisdiction to jurisdiction. At least one jurisdiction bans the possession of a firearm. Some states or other governmental entities have recently enacted, and others are considering, legislation restricting or prohibiting the ownership, use or sale of certain categories of firearms and/or ammunition. Although numerous jurisdictions presently have mandatory waiting periods for the sale of handguns (and some for the sale of long guns as well), there are currently few restrictive state or municipal regulations applicable to handgun ammunition. Remington firearms are covered under several recently enacted state regulations requiring guns to be sold with internal or external locking mechanisms. Some states are considering mandating certain design features on safety grounds, most of which would be applicable only to handguns. We believe that hunter safety issues may affect sales of firearms, ammunition and other shooting-related products. In the northeastern United States, for example, some communities permit deer hunters to use only shotguns (which have a shorter average range than rifles) to minimize the possibility of shooting accidents in more densely populated areas.

          Remington is no longer a defendant in any lawsuits brought by municipalities against participants in the firearms industry. In addition, legislation has been enacted in approximately 34 states precluding such actions. Similar federal legislation, entitled “The Protection of Lawful Commerce in Arms Act” was signed into law by President Bush on October 26, 2005, after being passed by the U.S. Senate in August 2005 and by the House of Representatives in October 2005, both by two-to-one margins. However, the applicability of the law to various types of governmental and private lawsuits has been challenged.

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

          Environmental Matters

          Our operations are subject to a variety of federal, state and local environmental laws and regulations which govern, among other things, the discharge of hazardous materials to the air and water, handling, treatment, storage and disposal of such materials, as well as remediation of contaminated soil and groundwater. We have in place programs that monitor compliance with these requirements and believe our operations are in material compliance with them. In the normal course of our manufacturing operations, we are subject to occasional governmental proceedings and orders pertaining to waste disposal, air emissions and water discharges into the environment. We believe that we are in compliance with applicable environmental regulations in all material respects, and that the outcome of any such proceedings and orders will not have a material adverse effect on our business. Under the terms of the Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which certain assets of E.I. DuPont Nemours & Company (“DuPont”) and its affiliates (collectively, the “Sellers”) were acquired in 1993 (the “Acquisition”) to constitute Remington in its present form, DuPont agreed to retain responsibility for certain pre-closing environmental liabilities. In connection with the Acquisition, Remington also entered into an agreement with Dupont with respect to cooperation and responsibility for specified environmental matters. See “—Certain Indemnities”.

          There are various pending proceedings associated with environmental liability naming us for which the Sellers have accepted liability. Our obligation on these cases is not expected to be material.

          Based on information known to us, we do not expect current environmental regulations or environmental proceedings and claims to have a material adverse effect on our results of operations, financial condition or cash flows. However, it is not possible to predict with certainty the impact of future environmental compliance requirements or of the cost of resolution of any future environmental proceedings and claims, in part because the scope of the remedies that may be required is not certain, liability under some federal environmental laws is under certain circumstances joint and several in nature, and environmental laws and regulations are subject to modification and changes in interpretation. There can be no assurance that environmental regulation will not become more burdensome in the future or that unknown conditions will not be discovered and that any such development would not have a material adverse effect on our business. We do not anticipate incurring any material capital expenditures for environmental control facilities for 2007 or 2008.

          Employees

          As of February 28, 2007, we employed approximately 2,150 full-time employees of whom nearly 1,900 were engaged in manufacturing, and approximately 250 of whom were engaged in sales, general administration and research and development. An additional work force of temporary employees is engaged during peak production schedules at certain of our manufacturing facilities.

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

Item 1A. RISK FACTORS

RISK FACTORS

          Our business and operations are subject to a number of risks and uncertainties as described below. However, the risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we may currently deem immaterial, may become important factors that harm our business, financial condition, results of operations or cash flows. If any of the following risks actually occur, our business, financial condition, results of operations or liquidity could suffer. You should read and carefully consider each of the following risks, as well as the other information provided elsewhere in this report.

Because of the nature of potential injuries relating to firearms and ammunition, certain public perceptions of our products, and recent efforts to expand liability of manufacturers of firearms and ammunition, product liability cases and claims, and insurance costs associated with such cases and claims, may cause us to incur significant costs.

          We are currently defending product liability litigation involving Remington brand firearms and our ammunition products (including ammunition manufactured under the UMC and Peters names). As of December 31, 2006, approximately 13 individual bodily injury cases or claims were pending, primarily alleging defective product design, defective manufacture and/or failure to provide adequate warnings. Some of these cases seek punitive as well as compensatory damages. As a manufacturer of shotguns and rifles, since 1999, we were named in three cases (none of which is pending as to us) of the lawsuits brought by some 30 municipalities and other governmental entities, primarily against manufacturers and sellers of handguns.

          Because the nature and extent of liability based on the manufacture and/or sale of allegedly defective products is uncertain, particularly as to firearms and ammunition, our resources may not be adequate to cover pending and/or future product liability occurrences, cases or claims, in the aggregate, and such cases and claims may have a material adverse effect upon our business, financial condition or results of operations. In addition, insurance coverage for these risks may not continue to be available or, if available, we may not be able to obtain it at a reasonable cost. See “Item 3, “Legal Proceedings”.

Our business is subject to extensive governmental legislation and regulation that may restrict our operations, increase our costs of operations, or adversely affect the demand for our products by limiting the availability and/or increasing the cost of our products.

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

•

Although we are a manufacturer of long guns, the trends regarding firearms regulation, as well as pending industry litigation, and the consumer perception of such developments, may adversely affect sales of firearms, ammunition and other shooting-related products by such means as increasing costs of production and/or reducing the number of distribution outlets for our products.

          These trends may have a material adverse effect on our business by impairing industry sales of firearms, ammunition and other shooting-related products.

Our substantial indebtedness could have a material adverse effect on our financial health and our ability to obtain financing in the future and to react to changes in our business.

          We have a significant amount of debt. On December 31, 2006, we had approximately $221.4 million of debt outstanding and our interest expense for the year ended December 31, 2006 was approximately $28.0 million. Our significant amount of debt could limit our ability to satisfy our obligations, limit our ability to operate our business and impair our competitive position. For example, it could:

•	make it more difficult for us to satisfy our obligations under the Notes and to the lenders under the Amended and Restated Credit Agreement;

•

increase our vulnerability to adverse economic and general industry conditions, including interest rate fluctuations, because a portion of our borrowings are and will continue to be at variable rates of interest;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, which would reduce the availability of our cash flow from operations to fund working capital, capital expenditures or other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry;

•	place us at a disadvantage compared to competitors that have proportionately less debt; and

•	limit our ability to obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements.

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

          In the event of a default under our Amended and Restated Credit Agreement, the lenders could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. If such acceleration occurs, thereby causing an acceleration of amounts outstanding under the Notes, we may not be able to repay the amounts due under our Amended and Restated Credit Agreement or the Notes. This could have serious consequences to the holders of the Notes and to our financial condition and results of operations, and could cause us to become bankrupt or insolvent.

Our business is affected by seasonal fluctuations in business; inventory management practices have had an effect on our business.

          Many of our firearms products are purchased in anticipation of use during the fall hunting season. In an effort to reduce the effect of seasonality on our business, we allow these products to be purchased under an early order or “dating” plan. Under the dating plan, a distributor may purchase these products beginning in December (the start of our firearms dating plan year) and pay for them on extended terms. Historically, use of the dating plan has had the effect of shifting some sales from the second and third quarters to the first and fourth quarters. We attribute such use of dating plans to the seasonality that exists within the markets in which we sell our products. Use of the dating plan and the extended payment terms results in deferral of collection of accounts receivable.

          In addition, we believe that economic conditions have caused other customers (dealers and chains) to defer purchases of our products until later in the core fall hunting seasons (September through December) and to utilize lower inventory levels than during prior periods. This overall trend in demand continues to date, and there can be no assurance that such trends will not continue.

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

          The general economic environment appears to have somewhat stabilized during the fourth quarter of 2006 and consumer confidence has reportedly not changed significantly. Inflation dropped the last half of the year. Keeping inflation under control is a top priority of the Federal Reserve. With the run up to 2008 elections, Democrats will be under pressure to keep the economy in good shape. Oil and gasoline prices moderated from their July peak, but are still higher than their historical average. In late 2006, our business also experienced the stabilization of commodity prices for raw materials at still higher than historical levels. We can provide no assurance as to the future trends of these conditions.

We may be unable to realize price increases from our customers.

          We have attempted to raise prices as we experienced increases in commodity and energy costs. However, we can provide no assurance that we will be able to realize price increases from our customers in a commensurate level with our increased costs.

A substantial amount of our business comes from one ‘national account’ customer. A substantial portion of our accounts receivable are concentrated with two customers. Loss of business from these customers could adversely affect our revenues, operating results and statements of cash flows.

          Our in-house sales force markets our products directly to national accounts (consisting primarily of mass merchandisers) and to federal, state and local government agencies. Approximately 18% of our total 2006 sales and 10% of our December 31, 2006 accounts receivable balance consisted of sales made to one national account, Wal-Mart. Our sales to Wal-Mart are generally not governed by a written agreement. In the event that Wal-Mart significantly reduces or terminates its purchases of firearms and/or ammunition from us, our revenue could be adversely affected.

          Wal-Mart together with another customer, accounts for approximately 22% of our accounts receivable. This other customer, due to the timing of their purchasing, usually maintains significant amounts of accounts receivable at the end of our fiscal year. In the event that this customer incurs financial difficulty and is unable to pay its account in full, our cash flows and operating results could be adversely affected.

We are dependent on a number of key suppliers. Loss or damage to our relationships with these suppliers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

          To manufacture our various products, we use many raw materials, including steel, lead, brass, plastics and wood, as well as manufactured parts purchased from independent manufacturers. An extended interruption in the supply of these or other raw materials or in the supply of suitable substitute materials would disrupt our operations, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, we may incur additional costs in sourcing raw materials from alternative producers.

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

We purchase a limited number of foreign manufactured firearms products through third party suppliers as part of our strategy to grow revenues and improve profitability, which exposes us to additional uncertainties. In 2006, we increased the number of product offerings by expanding the number of suppliers.

          We introduced an opening price point line known as Spartan Gunworks™ in 2004 and expanded the line in 2005 with additional product offerings. This product line is made by a foreign manufacturer, imported by a third party, and then resold by us under the Remington brand.

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

          We are also subject to other risks and uncertainties associated with changing economic and political conditions in foreign countries. These risks and uncertainties include import duties and quotas, disruptions or delays in product deliveries, our suppliers’ on-going quality controls, work stoppages, economic uncertainties (including inflation), foreign government regulations, political unrest and trade restrictions. Any event causing a disruption or delay of imports from our foreign manufacturers, including the imposition of additional import restrictions, restrictions on the transfer of funds and/or increased tariffs or quotas, or both, could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition, results of operations, or cash flows.

Labor constraints may have an adverse effect on our ability to maintain our current operating results and cash flows.

          Approximately 850 of the hourly employees in our Ilion, New York firearms manufacturing plant are represented by the United Mine Workers of America (“UMWA”) and covered by a collective bargaining agreement. The agreement with the UMWA (which expires in September 2007) provides for contractual wage and benefits levels throughout the term of the contract. This agreement restricts our ability to manufacture or source certain product lines at or from locations other than our Ilion, New York manufacturing plant during the term of the agreement. This agreement may also limit our ability to change local work rules and practices to encourage flexible manufacturing and other efficiency-related improvements. Accordingly, our ability to successfully implement certain product line changes and other planned cost savings initiatives set forth by management may be impeded. There is also no guarantee that we will be able to negotiate a new collective bargaining agreement on substantially similar terms to the existing agreement. This could have a negative impact on our results of operations, financial condition, and cash flows.

If we are unable to retain key management personnel, our business could be adversely affected.

          Our success is dependent to a large degree upon the continued service of our executive management team. We have entered into employment agreements with certain of our executives. See “Executive Compensation—Employment Agreements.” The loss of any member of our executive management team could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to compete successfully within our highly competitive markets, which could adversely affect our business, financial condition or cash flows.

          The markets in which we operate are highly competitive. Product image, quality and innovation are the primary competitive factors in the firearms industry. Product differentiation exists to a much lesser extent in the ammunition industry, where price is the primary competitive factor. Reductions in price by our competitors in the ammunition industry could force us to reduce prices or otherwise alter terms of sale as a competitive measure, which could adversely affect our business, financial condition, results of operations or cash flows.

          Our competitors vary by product line. Some of our competitors are subsidiaries of large corporations with substantially greater financial resources than us. Although we believe that we compete effectively with all of our present competitors, we may not continue to do so, and our ability to compete could be adversely affected by our leveraged condition. See “Business--Firearms--Competition” and “Business—Ammunition—Competition”.

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

Worse-than-assumed economic and demographic experience for our postretirement benefit plans (e.g., discount rates, investment returns, and health care cost trends) could negatively impact our operating results, financial condition, and cash flows.

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

We have controlling shareholders, who may have interests that conflict with the interests of other investors.

          The Bruckmann, Rosser, Sherrill & Co. II, L.P. (the “BRS Fund”) presently owns 61.3% and the Clayton & Dubilier Private Equity Fund IV Limited Partnership (the “CDR Fund”) presently owns 13.0% (and by proxy controls the votes of 26.6%) of the outstanding common stock of Holding on a fully-diluted basis including all options and deferred shares. Holding in turn owns 100% of the outstanding capital stock of Remington. Accordingly, the BRS Fund and the CDR Fund exercise significant influence over our board of directors and business and operations. See “Directors and Executive Officers of the Registrant – Shareholders’ Agreement”. The interests of the BRS Fund, the CDR Fund and their affiliates could conflict with the interests of the holders of our indebtedness. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, their interests might conflict with the interests of the holders of our indebtedness. The BRS Fund, the CDR Fund and their affiliates also may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to the holders of our indebtedness.

Our joint venture RELES may require additional funding in order to continue its operations.

          RELES has received funding commitments from us of $1.5 million from inception through December 31, 2006. The joint venture has yet to operate in an annual positive cash flow position. We made the final required funding payment of $0.2 million on March 15, 2006. We may commit to additional funding requirements if we believe that doing so would result in a positive cash flow venture. Any future commitments would be limited to amounts available for investment under the terms of our indenture for the Notes and the Amended and Restated Credit Agreement.

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

Item 1B. UNRESOLVED STAFF COMMENTS

          None.

Item 2. PROPERTIES

          We currently own five facilities for our manufacturing operations. The following table sets forth selected information regarding each of these facilities:

Plant	Product	Segment	Square Feet (in thousands)

Ilion, New York	Shotguns; centerfire and rimfire rifles	Firearms	1,000
Lonoke, Arkansas	Shotshell; rimfire and centerfire ammunition	Ammunition	750
Mayfield, Kentucky	Rimfire and centerfire rifles	Firearms	44
Findlay, Ohio	Clay targets	All Other	40
Ada, Oklahoma	Clay targets	All Other	21

          We believe that these facilities are suitable for the manufacturing conducted therein and have capacities appropriate to meet existing production requirements. The Ilion, Lonoke and Mayfield facilities each contain enclosed ranges for testing firearms and ammunition. The Ada, Oklahoma facility is currently idle due to supply limitations discussed in Note 3 to our audited consolidated financial statements for the year ended December 31, 2006 contained elsewhere in this annual report.

          Our headquarters and related operations are conducted in an office building that we own in Madison, North Carolina. We believe that this facility is suitable for the activities conducted therein and is appropriately utilized.

          Research and development is conducted at a facility that we own in Elizabethtown, Kentucky. We believe that this facility is suitable for the activities conducted therein and is appropriately utilized.

          We own a facility in Lexington, Missouri, which is used by a third party for the production of wood stocks. We purchase a number of these wood stocks to use in the production of certain firearms.

          All of the real property owned by us has been mortgaged as collateral for our obligations under the Amended and Restated Credit Agreement.

          We lease a facility in Memphis, Tennessee from and contract for distribution services with major third party contractors, which impacts distribution for all of our reporting segments. We believe that this facility is suitable for the activities conducted therein and is appropriately utilized.

Item 3. LEGAL PROCEEDINGS

          Under the terms of the Purchase Agreement, the Sellers retained liability for, and are required to indemnify us against:

•	liability in excess of our limited financial responsibility for environmental claims and disclosed product liability claims relating to pre-closing occurrences;

•	liability for product liability litigation related to discontinued products; and

•	certain tax liabilities, and employee and retiree compensation and benefit liabilities and intercompany accounts payable which do not represent trade accounts payable.

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

          The main types of legal proceedings include:

•	Product liability litigation filed by individuals.

•	Product liability litigation filed by municipalities.

•	Environmental litigation.

Product Liability Litigation

          Since December 1, 1993, we have maintained insurance coverage for product liability claims subject to certain self-insured retentions on a per-occurrence basis for personal injury or property damage relating to occurrences arising after the Acquisition. We believe that our current product liability insurance coverage for personal injury and property damage is adequate for our needs. Our current product liability insurance policy runs from December 1, 2006 through November 30, 2007 and provides for certain self-insured retention amounts per occurrence. It also includes a limited batch clause provision. Applicable to our primary Products policy, this allows that a single retention be assessed when the same defects manufactured in a common lot or batch results in multiple injuries or damages to third parties. The policy excludes from coverage any pollution-related liability. Based in part on the nature of our products, there can be no assurance that we will be able to obtain adequate product liability insurance coverage upon the expiration of the current policy. Certain of our current excess insurance coverage expressly excludes actions brought by municipalities as described below.

          As a result of contractual arrangements, we manage the joint defense of product liability litigation involving Remington brand firearms and our ammunition products for both Remington and the Sellers. As of December 31, 2006, approximately 13 individual bodily injury cases and claims were pending, primarily alleging defective product design, defective manufacture and/or failure to provide adequate warnings; some of these cases seek punitive as well as compensatory damages. We have previously disposed of a number of other cases involving post-Acquisition occurrences by settlement. Of the individual cases and claims pending as of December 31, 2006, one involves matters for which the Sellers retained liability and are required to indemnify us. The remaining 12 pending cases involve post-Acquisition occurrences for which we bear responsibility under the Purchase Agreement.

          The relief sought in individual cases includes compensatory and, sometimes, punitive damages. Not all complaints or demand letters expressly state the amount of damages sought. As a general matter, when specific amounts are provided, compensatory damages sought range from less than $75,000 to more than $10 million, while demands for punitive damages may range from less than $500,000, to as much as $100 million. Of the 12 individual post-Acquisition claims pending as of December 31, 2006, claimants specifying amounts purport to seek approximately $28.5 million in compensatory and $10 million of punitive damages. In the Company’s experience, initial demands do not generally bear a reasonable relationship to the facts and circumstances of a particular matter, and in any event, are typically reduced significantly as a case proceeds. The Company believes that its accruals for product liability cases and claims, as described below, are a superior quantitative measure of the cost to it of product liability cases and claims.

          At December 31, 2006, our accrual for product liability cases and claims was $10.5 million. The amount of our accrual for product liability cases and claims is based upon estimates developed as follows. We establish reserves for anticipated defense and disposition costs to us of those pending cases and claims for which we are financially responsible. Based on those estimates and an actuarial analysis of actual defense and disposition costs incurred by us with respect to product liability cases and claims in recent years, we determine the estimated defense and disposition costs for unasserted product liability cases and claims. We combine the estimated defense and disposition costs for both pending and unasserted cases and claims to determine the amount of our accrual for product liability cases and claims. It is reasonably possible additional experience could result in further increases or decreases in the period in which such information is made available. We believe that our accruals for losses relating to such cases and claims are adequate. Our accruals for losses relating to product liability cases and claims include accruals for all probable losses the amount of which can be reasonably estimated. Based on the relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, our accruals for the uninsured costs of such cases and claims and the Sellers’ agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as well as the type of firearms products that we make), we do not believe with respect to product liability cases and claims that any probable loss exceeding amounts already recognized through our accruals has been incurred.

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

          To date, most municipal lawsuits have been dismissed and are no longer subject to appeal, including that involving local California governments. The three remaining lawsuits are in various stages of motion practice, discovery, and trial preparation. A majority of states have enacted some limitation on the ability of local governments to file such lawsuits against firearms manufacturers. In addition, similar legislation limiting such lawsuits on a federal level has been proposed in both houses of Congress, most recently by the House of Representatives on October 20, 2005. President Bush signed the Protection of Lawful Commerce in Arms Act on October 26, 2005. However, the applicability of the law to various types of governmental and private lawsuits has been challenged.

Other

          On March 16, 2007, Remington, Holding, Clayton Dubilier & Rice, Inc. and certain affiliates, Bruckmann, Rosser, Sherrill & Co., LLC and certain affiliates, Thomas Millner (Remington’s President, Chief Executive Officer and a director), Leon Hendrix (Remington’s Chairman), and Michael Babiarz (a Remington director), as defendants, and Robert Haskin (a former Remington director and employee), as plaintiff, entered into an agreement under which Remington agreed to pay Mr. Haskin $775,000 in consideration for dismissal of a non-employment related lawsuit and the granting of mutual releases by the parties. The $775,000 was recorded as an expense in the December 31, 2006, results of operations in accordance with Statement of Financial Accounting Standard No. 5, Accounting for Contingencies (“SFAS 5”) as the loss contingency became probable and reasonably estimated. In the lawsuit, filed in 2006 in the General Superior Court of Justice, Superior Court Division, Guilford County, North Carolina, Mr. Haskin alleged he was entitled to receive a fee in connection with a transaction completed by the Company. The lawsuit initially sought in excess of $1.0 million.

Litigation Outlook

          We are involved in lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. We do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations or cash flows.

Certain Indemnities

          As of the closing of the Acquisition in December 1993 under the Purchase Agreement, we assumed:

•	a number of specified liabilities, including certain trade payables and contractual obligations of the Sellers;

•	limited financial responsibility for specified product liability claims relating to disclosed occurrences arising prior to the Acquisition;

•	limited financial responsibility for environmental claims relating to the operation of the business prior to the Acquisition; and

•	liabilities for product liability claims relating to occurrences after the Acquisition, except for claims involving products discontinued at the time of closing.

          All other liabilities relating to or arising out of the operation of the business prior to the Acquisition are excluded liabilities (the “Excluded Liabilities”), which the Sellers retained. The Sellers are required to indemnify Remington and its affiliates in respect of the Excluded Liabilities, which include, among other liabilities:

•	liability in excess of our limited financial responsibility for environmental claims and disclosed product liability claims relating to pre-closing occurrences;

•	liability for product liability litigation related to discontinued products; and

•	certain tax liabilities, and employee and retiree compensation and benefit liabilities and intercompany accounts payable which do not represent trade accounts payable.

          The Sellers’ overall liability in respect of their representations, covenants and the Excluded Liabilities under the Purchase Agreement, excluding environmental liabilities and product liability matters relating to events occurring prior to the purchase but not disclosed, or relating to discontinued products, is limited to $324.8 million. With a few exceptions, the Sellers’ representations under the Purchase Agreement have expired. We made claims for indemnification involving product liability issues prior to such expiration. See “—Product Liability Litigation”.

          In addition, the Sellers agreed in 1996 to indemnify us against a portion of certain product liability costs involving various shotguns manufactured prior to 1995 and arising from occurrences on or prior to November 30, 1999. These indemnification obligations of the Sellers relating to product liability and environmental matters (subject to a limited exception) are not subject to any survival period limitation, deductible or other dollar threshold or cap. We and the Sellers are also party to separate agreements setting forth agreed procedures for the management and disposition of environmental and product liability claims and proceedings relating to the operation or ownership of the business prior to the Acquisition, and are currently engaged in the joint defense of certain product liability claims and proceedings. See “—Product Liability Litigation”.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of the Company’s shareholder during the fourth quarter of 2006.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Market Information. There is no established public trading market for either Holding’s or Remington’s common stock.

          Holders. As of February 28, 2007, there were 26 holders of the outstanding common stock of Holding. The only holder of Remington’s common stock is Holding.

          Dividends. Holding did not pay any dividends during 2005 or 2006 and Remington did not pay any dividends during 2005 or 2006.

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

          See “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources” and Note 15 to our audited consolidated financial statements for the year ended December 31, 2006 appearing elsewhere in this annual report.

Item 6. SELECTED FINANCIAL DATA

          The following table sets forth certain selected financial information derived from our audited consolidated financial statements as audited by our independent registered public accounting firms, Grant Thornton LLP for data for the annual periods ended December 31, 2006 and December 31, 2005, and PricewaterhouseCoopers LLP, for the annual periods ended December 31, 2004, December 31, 2003 and December 31, 2002. On February 9, 2004, we completed the sale of our fishing line business, and the results are reflected as discontinued operations for all periods presented. See Note 4 to our audited consolidated financial statements for the year ended December 31, 2006 appearing elsewhere in this annual report. The table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes and other financial information included elsewhere in this annual report.

	Year Ended December 31,

	2002	2003	2004	2005	2006

	(dollars in millions)
Income Statement Data:
Net Sales (1)	$383.9	$360.7	$393.0	$410.4	$446.0
Sales Growth (Loss) Percentage	5.0%	(6.0%)	9.0%	4.4%	8.7%
Gross Profit	110.8	90.5	90.5	85.5	107.6
Gross Profit Percentage	28.9%	25.1%	23.0%	20.8%	24.1%
Operating Expenses	70.2	75.0	69.6	69.8	77.8
Impairment Charges (2)	—	—	—	4.7	0.2
Operating Profit	40.6	15.5	20.9	11.0	29.6
Interest Expense (3)	10.5	23.0	24.6	26.4	28.0
Income (Loss) from Continuing Operations before Taxes and Equity in Losses from Unconsolidated Joint Venture	30.1	(7.5)	(3.7)	(15.4)	1.6
Income Tax Expense (Benefit) from Continuing Operations (4)	11.8	(2.9)	14.0	0.4	0.9
Income (loss) from Discontinued Operations, net of tax (5)	2.9	1.4	—	(0.1)	—
Gain on Disposal of Discontinued Operations, net of tax (6)	—	—	13.6	—	—
Net Income (Loss)	19.8	(3.2)	(4.1)	(16.9)	0.3
Operating and Other Financial Data:
Depreciation and Amortization (7)	$10.0	$9.5	$9.2	$9.6	$10.0
Other Non-Cash Charges (Gains) (8)	1.0	3.4	7.4	6.0	(0.3)
Nonrecurring and Restructuring Items (9)	2.1	0.4	(12.7)	4.9	3.2
Special Payments (10)	1.8	4.5	—	—	—
Equity in Loss for Unconsolidated Joint Venture	—	—	—	1.0	0.4
Gross Capital Expenditures	7.5	6.9	9.5	10.1	6.5
Other Unusual Charges (11)	—	2.2	—	—	—
Adjusted EBITDA related to Discontinued Operations (12)	6.7	4.1	0.2	—	—
Cash flows provided by (used in):
Operating activities	$14.1	$(7.3)	$(11.8)	$(6.0)	$13.2
Investing activities	(7.5)	(6.9)	35.1	(11.1)	(7.9)
Financing activities	(19.6)	14.2	(23.3)	17.2	(5.3)
Balance Sheet Data (end of period):
Working Capital (13)	$90.2	$119.5	$120.2	$136.4	$130.2
Total Assets	335.1	362.7	354.4	363.3	371.3
Total Debt (14)	101.1	230.5	203.5	221.7	221.4
Credit Facility	11.0	28.3	1.8	19.4	19.4
Shareholder’s Equity (Deficit)	111.6	11.8	9.9	(11.1)	(10.2)

Adjusted EBITDA and Credit Statistics:	2002		2003		2004		2005		2006

Adjusted EBITDA (12) (15)	$60.7		$39.6		$38.6		$31.4		$42.5
Consolidated Interest Expense (16)	$10.4		$23.0		$22.8		$24.7		$26.4
Consolidated Coverage Ratio (17)	5.8	x	1.7	x	1.7	x	1.3	x	1.6	x
Ratio of Earnings to Fixed Charges (18)	3.8	x	(18)		(18)		(18)		1.0	x

(1)

Presented net of federal excise taxes. Federal excise taxes were $33.5 million, $31.2 million, $33.5 million, $34.0 million and $37.4 million for the years ended December 31, 2002, 2003, 2004, 2005 and 2006, respectively.

(2)

These impairment charges in 2006 are associated with an incremental write-down in certain embellishing fixed assets in the firearms reporting unit and in 2005 are associated with the write-down in goodwill, trademarks, and fixed assets of the Clay Targets reporting unit and with the write-down in certain embellishing fixed assets in the Firearms reporting unit. See Note 3 to our audited consolidated financial statements for the year ended December 31, 2006 appearing elsewhere in this annual report.

(3)	Interest expense included in discontinued operations is $1.8 million, $1.8 million, $0.1 million, zero, and zero, for the years ended December 31, 2002, 2003, 2004, 2005 and 2006, respectively.

(4)

The year ended December 31, 2004 and 2005 includes $15.5 million and $0.4 million in tax expense associated with recording a valuation allowance against certain deferred tax assets. See Note 19 to the audited consolidated financial statements for the year ended December 31, 2006 appearing elsewhere in this annual report.

(5)	On February 9, 2004, we completed the sale of our fishing line business, and the results are reflected as discontinued operations for all periods presented.

(6)

Reflects the Gain on Disposal of assets sold associated with the sale of specified assets of our fishing line business on February 9, 2004. See Note 4 to the audited consolidated financial statements appearing elsewhere in this annual report.

(7)

Excludes amortization of deferred financing costs of $1.9 million, $1.8 million, $1.9 million, $1.8 million and $1.6 million for the years ended 2002, 2003, 2004, 2005 and 2006, respectively, which is included in interest expense.

(8)

Non-cash charges consist of the following: (a) for the year ended December 31, 2002, a $0.8 million accrual for retiree benefits and a $0.2 million loss on disposal of assets; (b) for the year ended December 31, 2003, a $2.9 million accrual for retiree benefits and a $0.5 million loss on disposal of assets; (c) for the year ended December 31, 2004, a $7.1 million accrual for retiree benefits and a $0.3 million loss on disposal of assets; (d) for the year ended December 31, 2005, a $5.6 million accrual for retiree benefits and a $0.4 million loss on disposal of assets; and (e) for the year ended December 31, 2006, a $6.0 million accrual for retiree benefits, a $0.8 million loss on disposal of assets, a $7.4 million curtailment gain for pension expense, and $0.3 million of other compensation expense associated with stock option expense recognition under SFAS 123R.

(9)

Nonrecurring and restructuring expenses consist of the following: (a) for the year ended December 31, 2002, $1.4 million of Cumulative Effect of Change in Accounting Principle, net of tax, $0.3 million of nonrecurring legal fees and $0.4 million associated with marking redeemable deferred shares to market; (b) for the year ended December 31, 2003, $0.2 million of severance costs and $0.2 million loss on disposal of assets; (c) for the year ended December 31, 2004, $13.6 million gain on sale of the fishing line business, offset by $0.2 million of severance costs, and $0.7 million in consulting fees associated with the nonrecurring exclusive distribution and joint venture agreements for certain technology products; (d) for the year ended December 31, 2005, $0.6 million of severance charges, $0.3 million associated with the exclusive distribution agreement, a write-off of debt issuance costs of $0.5 million associated with the permanent reduction in borrowing capacity, $1.0 million associated with the write-down in certain embellishing fixed assets in the Firearms reporting segment, and impairment charges of $3.7 million associated with the write-down in goodwill, trademarks, and fixed assets of the Clay Targets reporting unit, offset by $1.2 million gain associated with the settlement of a contract in the Firearms reporting unit; and (e) for the year ended December 31, 2006, $2.8 million of nonrecurring professional fees, $0.2 million associated with an incremental write-down in certain embellishing fixed assets in the firearms reporting unit and $0.2 million associated with the exclusive distribution agreements for certain technology products.

(10)

Special payments consist of the following: (a) in August 2002, Holding distributed on behalf of Remington a special payment to holders of all stock options and deferred shares of approximately $19.54 per share, in an aggregate amount of $1.8 million; and (b) in February 2003, Holding distributed on behalf of Remington a special payment to holders of all stock options (in connection with the acceleration and resulting cancellation of the options) of approximately $220.31 per share, in an aggregate amount of $4.5 million.

(11)

In January 2003, $0.7 million of additional interest for early redemption of Remington’s 9 ½% Senior Subordinated Notes due 2003 (the “Refinanced Notes”) and $1.5 million for the unamortized debt issuance costs were expensed related to Remington’s prior senior secured credit facility (the “Old Credit Facility”).

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

(13)	Working capital as presented herein consists of total current assets less total current liabilities.

(14)	Consists of short-term and long-term debt, current portion of long-term debt, note payable to Holding and capital lease obligations.

(15)

Adjusted EBITDA differs from the term “EBITDA” as it is commonly used, and is substantially similar to the measure “Consolidated EBITDA” that is used in the indenture for the Notes. In addition to adjusting net income to exclude income taxes, interest expense, and depreciation and amortization, Adjusted EBITDA also adjusts net income by excluding items or expenses not typically excluded in the calculation of “EBITDA”, such as noncash items, gain or loss on asset sales or write-offs, extraordinary, unusual or nonrecurring items, and certain “special payments” to Remington employees who hold options and deferred shares in respect of Holding common stock, consisting of amounts that are treated as compensation expense by Remington and are paid in connection with payments of dividends to holders of Holding common stock. To calculate Adjusted EBITDA for the period ended December 31, 2004, we also excluded Other Noncash Charges of $6.0 million and Non-Recurring and Restructuring Items of $4.9 million. See Note 22 to the audited consolidated financial statements for the year ended December 31, 2006 appearing elsewhere in this annual report for a reconciliation of this measure to net income. Adjusted EBITDA is not a measure of performance defined in accordance with accounting principles generally accepted in the United States. However, we believe that Adjusted EBITDA is useful to investors in evaluating our performance because it is a commonly used financial analysis tool for measuring and comparing companies in our industry in areas of operating performance. Adjusted EBITDA should not be considered as an alternative to net income as an indicator of our performance or as an alternative to net cash provided by operating activities as a measure of liquidity and may not be comparable to similarly titled measures used by other companies.

The indenture for the Notes provides that, in order to enter into the following types of transactions, in addition to other applicable requirements, the ratio of Consolidated EBITDA (where we use the substantially similar Adjusted EBITDA as noted above) to Remington’s consolidated interest expense (subject to certain adjustments as provided in the indenture for the Notes) must be greater than 2.25 to 1.00 for the four most recent quarters for which financial statements are available:

	•	The incurrence of indebtedness in addition to limited specified categories of permitted indebtedness that is enumerated in the indenture for the Notes.

	•	Mergers and consolidations involving Remington.

	•	Dividends, investments and other restricted payments in addition to limited specified categories of permitted restricted payments and investments that are enumerated in the indenture for the Notes.

	•	The re-designation of an unrestricted subsidiary as a restricted subsidiary for the purposes of the indenture for the Notes.

(16)	“Consolidated Interest Expense” as defined in the indenture for the Notes, consists of the total interest expense of Remington and its subsidiaries, net of any interest income of Remington and its subsidiaries, and includes interest expense consisting of (a) interest expense attributable to capital leases, (b) amortization of debt discount, (c) interest on debt of other persons guaranteed by Remington or any of its subsidiaries, (d) non-cash interest expense, (e) the interest portion of any deferred payment obligation and (f) commissions, discounts and other fees and charges owed with respect to letters of credit and bankers’ acceptance financing. The definition of “Consolidated Interest Expense” also provides that gross interest is to be determined after giving effect to any net payment made or received by Remington or its subsidiaries with respect to interest rate hedging agreements. Note that Consolidated Interest Expense excludes amortization expense associated with the Company’s debt acquisition costs of $1.9 million, $1.8 million, $1.9 million, $1.8 million and $1.6 million for the years ended 2002, 2003, 2004, 2005, and 2006, respectively, and includes amounts reclassified to discontinued operations of $1.8 million, $1.8 million, $0.1 million, zero, and zero, for the years ended December 31, 2002, 2003, 2004, 2005, and 2006, respectively.

(17)

“Consolidated Coverage Ratio” as defined in the indenture for the Notes is the ratio of Consolidated EBITDA (where we use the substantially similar Adjusted EBITDA as noted above) for the four most recently ended quarters for which financial statements are available to Consolidated Interest Expense (as defined in the indenture for the Notes) for the same period. The Consolidated Coverage Ratio is presented for illustrative purposes.

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

Executive Overview

          The following discussion and analysis discusses the financial condition and results of operations of Remington and its subsidiaries, RA Brands, RA Factors and Remington Steam on a consolidated basis, unless otherwise indicated. It also includes discussion and analysis on Remington’s unconsolidated joint venture, RELES, to the extent it is deemed significant.

          We were organized in our present form in connection with the acquisition of our current business from DuPont in 1993. Remington and Holding are Delaware corporations organized at the direction of CD&R for the purposes of making the Acquisition. Holding has no operations and its only significant asset is its investment in Remington. Holding also has $32.9 million aggregate principal amount of senior notes due to the CDR Fund (the “Holding Notes”) which were created during the recapitalization of Holding in February 2003, which as of December 31, 2006 are outstanding at a value of $45.2 million, inclusive of paid-in-kind interest. The CDR Fund holds all of the Holding Notes. RA Brands, RA Factors and Remington Steam are wholly owned subsidiaries of Remington, although RA Factors was merged into Remington as of December 31, 2006. RA Brands acts as a holding company for our intellectual property and other intangible assets, RA Factors was a subsidiary that primarily existed to collect our receivables, and Remington Steam was formed to accommodate changes to our long-term steam supply at our Ilion, New York firearms facility.

          We evaluate our business primarily on Adjusted EBITDA (as described in Note 22 to our audited consolidated financial statements for the year ended December 31, 2006 appearing elsewhere in this annual report) from two core segments, Firearms and Ammunition, and to a lesser degree on other operating segments organized within the All Other reporting segment, consisting of Accessories, Licensing Income, Clay Targets, Powder Metal Products, and Technology Products. As part of this evaluation, we focus on managing inventory (including quantity), length and volume of extended dating receivables and payables through, among other things, production management and expense control. These segments allow us to focus our strategies and initiatives on growth opportunities primarily focused on both the hunting and shooting sports and military/government/law enforcement marketplaces.

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

          Finally, in order to be well positioned for growth, we recognize the need to protect our competitive position with the introduction of new, innovative, high quality, higher performance and cost effective products to support our customers and consumers. As a result of the market polarization trends we have identified in “Industry” below, we are augmenting our already existing product lines with import product lines, and we will continue to enhance our existing product lines both through the internal development of new products and the further sourcing of product.

          We have undertaken certain growth initiatives, including the following:

•

We have a joint venture agreement with ELSAG, Inc., an unaffiliated third party, that forms RELES. RELES sells and services mobile license plate reading technology products that are sold to state and local law enforcement agencies in addition to certain federal agencies. We own 50% of the joint venture. The joint venture agreement calls for each member to provide 50% of required capital investments and receive 50% of distributions, with an original maximum contribution amount of $1.5 million by each party. In addition, we provide certain administrative support functions, while ELSAG, Inc. provides product technology support. The Company made its final contractual contribution to RELES of $0.2 million on March 15, 2006, and, accordingly, has no more commitments to fund RELES, although we may decide to do so in the future. For 2006, RELES generated approximately $3.5 million incremental revenues (which are not included in the Company’s net sales) compared to 2005.

•

In 2006, we increased our sourcing initiative, known as International Sourced Products, to include over/under shotguns, muzzleloaders, rimfire rifles, and centerfire rifles. These product offerings are part of our ongoing strategy to enhance our existing product lines. In addition, we have developed new products internally that we began to deliver in the last quarter of 2006, including a new titanium receiver auto-loading shotgun model. These products are designed to enhance our existing firearms product lines. In 2007, we will introduce a new line of side-by-side shotguns, a new trigger system and enhance some of our other offerings.

•

Also in 2006, we completed our first full year of operations for our Technology Products division, wherein we have an exclusive distribution rights agreement through 2014 with a technology products manufacturer for certain security products within the United States, certain contractually defined United States territories and Canada. We sell these security products to the federal agency, military and law enforcement markets.

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

          We have continued to experience increasing costs related to materials and energy (including lead, copper, zinc, steel, fuel, and utilities) which are above any historical comparison. We can provide no assurance that these trends will not continue. Specifically, as of December 31, 2006, management estimates that its annual costs at the end of 2006 for certain core materials and energy alone have increased in the range of $30-45 million over 2003 annual levels. Based on recent trends, management expects these costs to continue to increase in 2007 as compared to 2006. Management has initiated price increases to our customers in an attempt to offset these costs and will continue to evaluate the need for future price increases in light of these trends, the Company’s competitive landscape, and financial results. Management estimates that its cumulative price increases initiated since 2003 have offset greater than 50% of the estimate cumulative costs incurred. These estimates assume no significant loss in overall sales or production volume.

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

Developments and Highlights

          On March 15, 2006, we entered into an Amended and Restated Credit Agreement which replaced the 2003 Credit Agreement. See further discussion in the “Liquidity and Capital Resources” section below.

          On October 9, 2006 the Company’s Board of Directors approved an amendment to the Company’s Pension and Retirement Plan (the “Defined Benefit Plan”) to be effective January 1, 2008. As a result of the amendment to the Defined Benefit Plan, for non-union employees of the Company, future accrued benefits will be frozen as of January 1, 2008. For service accrued prior to January 1, 2008, the pension calculation will not change. Additionally, for affected employees participating in the Remington Supplemental Pension Plan (the “Supplemental Plan”), future accrued benefits will be frozen as of January 1, 2008. As a result of the amendment, a curtailment gain was recognized in the fourth quarter of 2006 in the amount of $7.4 million, which consists of $7.3 million for the Defined Benefit Plan and $0.1 million for the Supplemental Plan. This curtailment gain was reflected as a reduction in pension expense, $6.1 million included in cost of goods sold and $1.3 million in selling, general and administrative expense. Although the amendment will result in a 2006 cost savings, cash flow contributions will not be reduced until 2009 because the Company makes contributions one year in arrears due to statutory funding requirements.

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

•

We believe that hunting and shooting safety is an important issue that affects sales of firearms, ammunition and other shooting-related products. We have focused on safety education, such as providing an interactive safety training course on our Internet web site, at www.remington.com. In addition, we provide substantial amounts of information regarding our products, their safe use and handling, and general shooting and outdoors information on our website. We also work through industry trade groups and hunter safety organizations to teach both novices and experienced gun owners the safe use, care and handling of firearms. Since early 2000, a majority of the firearms that we have shipped have included a locking mechanism.

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

•

We believe that trends regarding firearms regulatory proposals, as well as pending municipal litigation (or consumer perceptions of these developments) could adversely affect the firearms and ammunition market. We produce firearms and ammunition that are used by hunters and sporting enthusiasts, and to a lesser extent, by law enforcement agencies. We do not produce “assault weapons” as defined in the federal law enacted in 2004. We do not produce handguns and no handguns (as that term is conventionally used) bearing the Remington brand have been produced since before World War II. We do, however, produce handgun ammunition.

          Although we believe that these matters have not had a material adverse effect on our business in the past, there can be no assurance that they will not do so in the future, or that industry sales (or the number of retail outlets available for such sales) of firearms, ammunition and other shooting-related products will not decline.

Business Outlook

General Economy

          The general economic environment appears to be stabilizing as a result of a drop in inflation and a drop in energy and commodity prices in the last half of 2006. Consumer confidence has increased. The Federal Reserve has been holding interest rates steady and could lower by mid-2007 if the current reports continue. The rising of commodity prices for raw materials such as lead, copper, and steel, as well as rising energy costs, that our business had experienced since the beginning of 2004 are at costs that are higher than historical levels. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”. We can provide no assurance that these economic trends will continue. Changes in consumer confidence and spending and/or significant changes in commodity and energy prices could have a material impact on the consolidated financial position, results of operations, or cash flows of the Company.

Industry

          As discussed above, the consumer products environment appears to be improving due to increased consumer spending, higher consumer confidence, and lower inflationary pressures primarily from stabilizing energy costs. However, the retail and consumer products industries in which we participate (mainly, firearms and ammunition) continue to experience two specific trends – market polarization and condensed seasonality.

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

          The condensed seasonality appears to primarily be a function of a pronounced customer effort to aggressively manage inventory turns. Management believes that such conditions have caused customers (dealers, chains and wholesalers) to defer purchases of our products to later in the year. Nevertheless, in part due to increased pricing pressures, the ammunition business has experienced somewhat less of the season compression in 2006 as we believe customers made purchases ahead of effective price increase dates.

          Remington is no longer a defendant in any lawsuits brought by municipalities against participants in the firearms industry, as described in “Legal Proceedings.” In addition, legislation has been enacted in approximately 34 states precluding such actions. Similar federal legislation, entitled “The Protection of Lawful Commerce in Arms Act” was signed into law by President Bush on October 26, 2005, after being passed by the U.S. Senate in August 2005 and by the House of Representatives in October 2005, both by two-to-one margins. However, the applicability of the law to various types of governmental and private lawsuits has been challenged.

Remington

          Our current business environment has improved somewhat in the latter half of 2006, as a result of stabilizing commodity and energy costs and increased consumer spending levels. Management believes that positive changes in these trends and an improvement in general economic conditions may result in increased demand for the Company’s products or otherwise improve the Company’s results of operations or cash flows. However, management continues to evaluate these trends and uncertainties and cannot assure that any such improvement will increase demand for the Company’s products or otherwise positively impact the Company’s results of operations or cash flows.

          Management’s strategy has been to contain costs, manage inventory levels to meet customer needs and to preserve liquidity, while pursuing growth initiatives in markets we believe show potential future profitable growth. Our efforts to pursue growth initiatives resulted in the three previously mentioned actions: 1) the introduction and subsequent expansion of sourced product offerings, 2) the exclusive distribution agreement with a technology products manufacturer, and 3) the joint venture agreement with ELSAG, Inc. See “-Executive Overview.” Our growth initiatives also included investments in our accessories and government, military, and law enforcement divisions. We have also engaged in selective efforts to stimulate demand for our products through targeted product introductions and promotions in selected product categories. Management believes that we have successfully maintained the strength of our brand and our market-leading positions in our primary product categories, and that we remain poised to take advantage of any significant improvement in the demand environment.

Seasonality

          We produce and market a broad range of firearms and ammunition products. Sales of some of our products occur outside the core fall hunting season (September through December). These products consist of several models of our shotguns and several types of ammunition that are intended for target shooting. In addition, these non-seasonal products include certain types of ammunition, primarily the pistol and revolver use, as well as ammunition with government, military, and law enforcement applications. The majority of our firearms and ammunition products, however, are manufactured for hunting use. As a result, the majority of the sales of our products are seasonal and concentrated toward the fall hunting season. We have historically followed the industry practice of selling products pursuant to a “dating” plan allowing the customer to buy the products commencing at the beginning of our dating plan periods and pay for them on extended terms.

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

Liquidity and Capital Resources

Overview

          We have historically been financed primarily by our 2003 Credit Agreement, governing the Credit Facility, and the indenture for the Notes. On March 15, 2006, we entered into the Amended and Restated Credit Agreement, which replaces the 2003 Credit Agreement. Loans and other obligations outstanding under the 2003 Credit Agreement are governed and deemed to be outstanding under the amended and restated terms and conditions contained in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement amended certain terms of the 2003 Credit Agreement, including by:

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

•

Amending the definition of “Applicable Margin” so that the interest margin applicable to loans under the Amended and Restated Credit Agreement is determined based on Consolidated EBITDA (as defined in the Amended and Restated Credit Agreement), rather than leverage, beginning in 2007; and

•	Amending the minimum amounts of availability under the Amended and Restated Credit Agreement that, if not maintained, result in the imposition of a fixed charge coverage ratio covenant.

          See Note 13 to our audited consolidated financial statements for the year ended December 31, 2006 appearing elsewhere in this annual report and the copy of the Amended and Restated Credit Agreement filed as an exhibit to our Current Report on Form 8-K on March 21, 2006, for additional information regarding the Amended and Restated Credit Agreement.

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

Liquidity

          As of December 31, 2006, we had outstanding approximately $221.4 million of indebtedness, consisting of approximately $200.0 million aggregate principal amount of the Notes, $19.4 million in borrowings under the Amended and Restated Credit Agreement, $1.1 million in capital lease obligations and a $0.9 million note payable to Holding. As of December 31, 2006, we also had aggregate letters of credit outstanding of $4.4 million.

          With respect to other significant cash outlays, we contributed $8.0 million to plan assets under our funded defined-benefit pension plan during 2006, and expect to contribute approximately $16.5 million to these same plan assets in 2007.

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

The Amended and Restated Credit Agreement

          On March 15, 2006, we entered into the Amended and Restated Credit Agreement that amended our 2003 Credit Agreement. Our Amended and Restated Credit Agreement provides up to $140.0 million of borrowing capacity under an asset-based senior secured revolving credit facility through June 30, 2010. Amounts available under the Amended and Restated Credit Agreement are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable and eligible inventory in addition to minimum availability requirements as described below. The terms of the Amended and Restated Credit Agreement do not permit us to borrow against accounts receivable on certain extended terms. The Amended and Restated Credit Agreement also includes a letter of credit sub-facility of up to $15.0 million. As of December 31, 2006, approximately $51.2 million in additional borrowings beyond the minimum availability requirements were available as determined pursuant to the Amended and Restated Credit Agreement compared to $23.7 at December 31, 2005.

          Key terms of the Amended and Restated Credit Agreement include the following:

(1)

The Company is required to maintain a specified minimum amount of availability ranging from $10 million to $30 million during the period ending on the earlier of (i) March 31, 2009 and (ii) such date as the Company may determine (such period, the “Availability Test Period”) by providing written notice to the agent. For any period during the Availability Test Period when such minimum availability requirement is not met, the Company must maintain a minimum consolidated fixed charge coverage ratio of 1.1 to 1.0. So long as the minimum availability requirement is met during the Availability Test Period, there is no requirement for the Company to meet the minimum fixed charge coverage ratio.

(2)

The Company is required to maintain specified minimum levels of Consolidated EBITDA ranging from $28.5 million to $38 million and determined on a rolling four quarter basis during the Availability Test Period.

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

(5)

The Amended and Restated Credit Agreement contains limitations on capital expenditures exceeding $12.5 million during any fiscal year, adjusted upward for any previously unspent amounts in prior years that were less than the annual $12.5 million limitation. The

Amended and Restated Credit Agreement allows for capital expenditures up to $28.9 million in the 2007 fiscal year including unused capacity carried over from 2003, 2004, 2005 and 2006.

(6)

The Amended and Restated Credit Agreement contains limitations on indebtedness, liens, investments, mergers and other acquisitions, asset dispositions, transactions with affiliates, and dividends and other distributions.

(7)	The Amended and Restated Credit Agreement contains customary events of default.

(8)

The Company is required to pay certain fees in connection with the Amended and Restated Credit Agreement, including (1) letter of credit fees, (2) agency fees (3) an unused line fee of 0.375% is payable if the average revolver facility balance is 50% or more of the aggregate Revolver Commitments in effect on the first day of such month, subject to adjustment upward to 0.500% if the average outstanding Credit Facility balance under the Amended and Restated Credit Agreement for any month is less than 50% of the aggregate revolving commitments in effect on the first day of such month and (4) audit and appraisal fees.

(9)	The Amended and Restated Credit Agreement contains other customary affirmative and negative covenants including but not limited to those listed above.

          The interest rate margin for the ABR and the Euro-Dollar loans at December 31, 2006 was 0.50% and 2.00%, respectively. The weighted average interest rate under the Company’s outstanding credit facility balance was approximately 7.60% and 6.70% for the years ended December 31, 2006 and 2005, respectively.

Capital & Operating Leases and Other Long-Term Obligations

          We maintain capital leases mainly for computer equipment. We have several operating leases, including a lease for our Memphis warehouse that expires in 2010. We also maintain contracts including, among other things, a services contract with our third party warehouse provider.

Cash Flows and Working Capital

          Net cash provided by operating activities was $13.2 million for the fiscal year ended December 31, 2006, while net cash used by operating activities was $6.0 million for the fiscal year ended December 31, 2005. The $19.2 million improvement in cash from operating activities for the twelve months ended December 31, 2006 compared to the same period ended December 31, 2005 resulted primarily from:

•

The change to a net income of $0.3 million for 2006 from a net loss of $16.9 million in 2005, including a gain of $7.4 million recorded in 2006 due to the curtailment of the pension plan and impairment charges in 2005 of $4.7 million.

•

Accounts receivable increased by $0.6 million over the twelve months ended December 31, 2006 compared to an increase of $11.0 million over the twelve months ended December 31, 2005. The net decrease in accounts receivable of $10.4 million over 2005 is primarily related to shorter terms in 2006 compared to 2005.

•

Accounts payable increased by $5.8 million in the twelve months ended December 31, 2006 compared to an increase of $0.5 million in the twelve months ended December 31, 2005, primarily due to our higher costs of materials purchases offset by slightly quicker payment terms.

•

Inventories increased $11.5 million in the twelve months ended December 31, 2006 compared to an increase of $6.7 million over the twelve months ended December 31, 2005, an increase of $4.8 million, primarily as a result of increased costs of inventory due to higher materials costs.

          Net cash used in investing activities for the fiscal years ended December 31, 2006 and 2005 was $7.9 million and $11.1 million, respectively. The $3.2 million decrease in cash used in investing activities resulted primarily from lower cash capital expenditures and fewer required cash contributions to the unconsolidated joint venture.

          Net cash used in financing activities for the year ended December 31, 2006 was $5.3 million, while net cash provided by financing activities for the fiscal year ended December 31, 2005 was $17.2 million. The $22.5 million change in cash used in/provided by financing activities from the year ended December 31, 2006 compared to the year ended December 31, 2005 primarily resulted from approximately $17.6 million of lower borrowing needs under the Credit Facility and a larger reduction in the book overdraft of $3.3 million in the current year, as well as cash paid of $0.8 in the current year for debt issuance costs associated with our Amended and Restated Credit Agreement.

Dividend Policy

          The declaration and payment of dividends, if any, will be at the sole discretion of the Board of Directors of the Company, subject to the restrictions set forth in the Amended and Restated Credit Agreement and the indenture for the Notes, which currently restrict the payment of dividends by the Company to Holding. We expect to make future dividend payments to Holding based on available cash flows as and to the extent permitted by the Amended and Restated Credit Agreement and the indenture for the Notes. There were no dividends paid in 2006 or 2005. At present, we do not have the ability to make any dividend payments due to restrictions placed upon us by the Amended and Restated Credit Agreement and the indenture for the Notes.

Capital Expenditures

          Gross capital expenditures for the year ended December 31, 2006 were $6.5 million, consisting primarily of capital expenditures both for new equipment related to the manufacture of firearms and ammunition, as well as maintenance of existing facilities. We expect capital expenditures for 2007 to be in a range of $8.0 million to $12.0 million. Our Amended and Restated Credit Agreement allows for capital expenditures of up to $28.9 million in 2007 including unused capacity carried over from previous years.

Contractual Obligations and Commercial Commitments

          We have various purchase commitments for services incidental to the ordinary conduct of business, including, among other things, a services contract with our third party warehouse provider. We do not believe such commitments are at prices in excess of current market prices. Included in those purchase commitments are purchase contracts with certain raw materials suppliers, for periods ranging from one to five years, some of which contain firm commitments to purchase minimum specified quantities. However, such contracts had no material impact on our financial condition, results of operations, or cash flows during the reporting periods presented herein.

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

          The following represents our contractual obligations and other commercial commitments as of December 31, 2006:

	Payments Due by Period

	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years

	(dollars in millions)
Contractual Obligations:
10½% Senior Notes due 2011	$200.0	$—	$—	$200.0	$—
Expected interest payments associated with the Senior Notes due 2011	85.4	21.0	42.0	22.4	—
Required pension contributions	32.8	16.5	16.3	—	—
Working Capital Facility Borrowings	19.4	—	—	19.4	—
Due to RACI Holding, Inc.	0.9	—	0.2	—	0.7
Capital Lease Obligations	1.2	0.5	0.7	—	—
Operating Lease Obligations	4.3	1.2	2.1	1.0	—
Other Long-term Purchase Obligations (a)	8.8	4.2	3.1	1.5	—

Total Contractual Cash Obligations	$352.8	$43.4	$64.4	$244.3	$0.7

Other Commercial Commitments:
Standby Letters of Credit	$4.4	$4.4	$—	$—	$—

Total Commercial Commitments	$4.4	$4.4	$—	$—	$—

(a)

Other Long-term Purchase Obligations includes minimum obligations due under various contracts, including a services contract with our third party warehouse provider, and minimum purchases associated with certain materials necessary for the manufacturing process.

Results of Operations

          The following table shows, for the periods indicated, the percentage relationships to net sales of selected financial data. Our management’s discussion and analysis of our results of operations compares results for the year ended December 31, 2006 to the year ended December 31, 2005 and the year ended December 31, 2005 to the year ended December 31, 2004.

	Year Ended December 31,

	2006	2005	2004

Net Sales	100.0%	100.0%	100.0%
Cost of Goods Sold	75.9	79.2	77.0
Gross Profit	24.1	20.8	23.0
Operating Expenses	17.5	18.1	17.7
Operating Profit	6.6	2.7	5.3
Net Income/(Loss) from Continuing Operations	0.1	(4.1)	(4.5)

Year Ended December 31, 2006 as Compared to Year Ended December 31, 2005

          Net Sales. The following table compares net sales by reporting segment for each of the years ended December 31, 2006 and 2005:

				Twelve months ended December 31, (Dollars in Millions)
	2006	Percent Of Total	2005	Percent Of Total	$ Increase/ (Decrease)	% Increase/ (Decrease)

Net Sales
Firearms	$223.4	50.1%	$202.2	49.3%	$21.2	10.5%
Ammunition	204.9	45.9	184.5	44.9	20.4	11.1
All Other	17.7	4.0	23.7	5.8	(6.0)	(25.3)

Consolidated	$446.0	100%	$410.4	100%	$35.6	8.7%

          Firearms

          The increase in net sales of $21.2 million for the year ended December 31, 2006 over the prior-year period resulted primarily from higher sales volumes of pump-action shotguns of $6.1 million, centerfire rifles of $8.2 million and international sourced products of $3.0 million, as well as $4.1 million related to higher pricing.

          Ammunition

          The increase in net sales of $20.4 million for the year ended December 31, 2006 over the prior-year period is due primarily to approximately $23.6 million in increased sales associated with higher pricing for ammunition products, higher sales volumes/mix of pistol and revolver ammunition of $3.2 million, offset by lower sales volumes/mix of shotshell ammunition of $3.9 million, centerfire ammunition of $1.2 million and components and other of $1.4 million.

          All Other (including Accessories, Licensing Income, Clay Targets, Powder Metal Products, and Technology Products)

          The decrease in net sales of $6.0 million for the year ended December 31, 2006 over the prior year period is due primarily to lower accessories sales of $4.0 million associated with converting certain products to licensed products and lower sales of clay targets of $3.0 million due to the supply limitation discussed in Note 3 to the consolidated audited financial statements presented herein, offset by an increase in shipments from our Technology Products division of $1.7 million.

          Cost of Goods Sold. The table below depicts the cost of goods sold by reporting segment for the years ended December 31, 2006 and 2005:

				Twelve months ended December 31, (Dollars in Millions)
	2006	Percent Of Total	2005	Percent Of Total	$ Increase/ (Decrease)	% Increase/ (Decrease)

Cost of Goods Sold
Firearms	$169.6	75.9%	$154.7	76.4%	$14.9	9.6%
Ammunition	156.0	76.1	152.3	82.6	3.7	2.4
All Other	12.8	72.3	17.9	75.5	(5.1)	(28.5)

Consolidated	$338.4	75.9%	$324.9	79.1%	$13.5	4.2%

          Firearms

          The increase of $14.9 million for the year ended December 31, 2006 over the prior-year period is due primarily increased sales volume of shotguns, centerfire rifles, and international sourced products. Additionally, there has been a change in sales mix toward products with a higher cost of production, including centerfire rifles, and lower sales volumes of rimfire rifles with a lower cost of production. Also contributing to the change in cost of goods sold is higher pension and post retirement cost of $1.0 million, offset by a reduction in pension expense of $1.6 million resulting from the curtailment of the pension plan.

          Ammunition

          The increase of $3.7 million for the year ended December 31, 2006 over the prior-year period is due primarily to higher manufacturing costs of $18.3 million associated with higher materials costs of lead, copper, and zinc commodities, and to a lesser extent in plastics and energy costs. This was partially offset by realized hedging gains from the settlement of our option contracts of $8.3 million, a reduction in pension expense of $4.3 million resulting from the curtailment of the pension plan, as well as lower sales volumes/mix, particularly in shotshell ammunition, centerfire ammunition and components and other.

          All Other (including Accessories, Licensing Income, Clay Targets, Powder Metal Products and Technology Products)

          The decrease of $5.1 million for the year ended December 31, 2006 over the prior-year period is due primarily to lower accessories sales volumes associated with converting certain products to licensed products, lower sales volumes of clay targets due to the supply limitation discussed in Note 3 to the consolidated audited financial statements presented herein, offset by higher sales volumes of our Technology Products division.

          Operating Expenses. Operating expenses consist of selling, general and administrative expense, research and development expense and other expense.

	Twelve months ended December 31, (Dollars in Millions)
	2006	2005	$ Increase/ (Decrease)	% Increase/ (Decrease)

Operating Expenses
SG&A	$73.7	$66.7	$7.0	10.5%
R&D	6.4	5.9	0.5	8.5
Impairment Charges	0.2	4.7	(4.5)	(95.7)
Other	(2.3)	(2.8)	0.5	(17.9)

Consolidated	$78.0	$74.5	$3.5	4.7%

          The increase of $3.5 million in operating expenses for the year ended December 31, 2006 compared to the same period in 2005 was primarily attributable to higher costs associated with legal fees, higher provisions for bad debts expense, higher incentive compensation expense and higher selling and marketing expenses, offset by a reduction in pension expense of $1.3 million resulting from the curtailment of the pension plan and impairment charges of $3.7 million in 2005 associated with the Clay Targets business unit and $0.8 million for the firearms equipment that did not recur in 2006 as explained in Note 3 to the audited consolidated financial statements for the year ended December 31, 2006 appearing elsewhere in this annual report.

          Interest Expense. Interest expense for the year ended December 31, 2006 was $28.0 million, an increase of $1.6 million from the same period in 2005. The increase in interest expense during 2006 resulted primarily from higher average borrowings on the Credit Facility of $1.9 million, partially offset by lower interest on capital lease expenses of $0.1 million.

          Taxes. Our effective tax rate relating to continuing operations is 75.0% for the year ended December 31, 2006. The change to 75.0% from 2.4% for the same period in 2005 is primarily attributable to an increase in the valuation allowance originally established in 2004 on deferred tax assets.

          As of December 31, 2006, a valuation allowance of approximately $27.3 million has been established against deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) as compared to the $25.6 million reserve that existed as of December 31, 2005. The $1.7 million net change in the valuation allowance consisted of an increase of $1.9 million taken as a charge against earnings primarily related to the $0.9 million increase in net deferred tax assets in 2006 for which the benefits may not be realized and an increase of $1.0 million due to an increase in deferred tax liabilities associated with indefinite-lived intangible assets that have an indefinite reversal period. A change of $0.2 million was recorded against equity as a component of other comprehensive income as a result of a decrease in the net deferred tax asset associated with other comprehensive income. Therefore, the income tax expense in the statements of operations primarily reflects state income taxes and the increase in deferred tax liabilities associated with indefinite-lived intangible assets that have an indefinite reversal period.

          Realization of the deferred tax assets is largely dependent upon future profitable operations, if any, and the reversals of existing taxable temporary differences. As a result of previous pre-tax losses from continuing operations and future taxable income expected to arise primarily from the reversal of and creation of temporary differences for the foreseeable future, we determined that in accordance with SFAS No. 109, it is not appropriate to recognize these deferred tax assets. Although there can be no assurance that such events will occur, the valuation allowance may be reversed in future periods to the extent that the related deferred income tax assets no longer require a valuation allowance under the provisions of SFAS No. 109.

          We are currently subject to ongoing audits by various state tax authorities. Depending on the outcome of these audits, we may be required to pay additional taxes. However, we do not believe that any additional taxes and related interest or penalties would have a material impact on Remington’s financial position, results of operations, or cash flows.

          In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained under or as a result of audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings of the earliest year presented in those financial statements. We have not fully completed the process of evaluating the impact of adopting FIN 48. Nevertheless, we have performed procedures to estimate the anticipated impact of such adoption. We anticipate less than a $1.0 million impact to accumulated deficit, an expected reclassification of approximately $1.5 million from current to long-term liabilities and an impact of less than $0.5 million to net operating loss carryforwards which would be fully offset by a valuation allowance. These amounts are subject to revision as management completes its analysis.

          Discontinued Operations.

          The following represents a summary of key components of income from discontinued operations:

Discontinued Operations:	December 31, 2005

Net Sales	$—
Pre-tax operating results	(0.1)
Interest Expense Allocation	—
Income from operations, after tax	(0.1)

Year Ended December 31, 2005 as Compared to Year Ended December 31, 2004

          Net Sales. The following table compares net sales by reporting segment for each of the years ended December 31, 2005 and 2004:

				Twelve months ended December 31, (Dollars in Millions)
	2005	Percent Of Total	2004	Percent Of Total	$ Increase/ (Decrease)	% Increase/ (Decrease)

Net Sales
Firearms	$202.2	49.3%	$193.4	49.2%	$8.8	4.6%
Ammunition	184.5	44.9	176.1	44.8	8.4	4.8
All Other	23.7	5.8	23.5	6.0	0.2	0.9

Consolidated	$410.4	100%	$393.0	100%	$17.4	4.4%

          Firearms

          The increase in net sales of $8.8 million for the year ended December 31, 2005 over the prior-year period resulted from higher sales volumes of international sourced products (primarily Spartan Gunworks™ shotguns) and higher sales volumes of centerfire rifles, partially offset by lower sales volumes of shotguns and $1.1 million related primarily to higher accrued discounts in the current year.

          Ammunition

          The increase in net sales of $8.4 million for the year ended December 31, 2005 over the prior-year period is due primarily to approximately $7.8 million in increased sales associated with higher pricing for ammunition products and higher sales volumes of certain centerfire ammunition partially offset by lower sales volumes of shotshell ammunition.

          All Other (including Accessories, Clay Targets, Powder Metal Products, and Technology Products)

          The increase in net sales of $0.2 million for the year ended December 31, 2005 over the prior-year period, predominantly in the Accessories, Powder Metal Products, and Technology Products lines of business, which increased $1.7 million, and which was offset by lower sales of $1.5 million in the Clay Targets business, is due primarily to initial shipments of our surveillance security products and higher sales of powder metal products and gun care products; partially offset by lower sales of clay targets due to the supply limitation discussed in Note 3 to the consolidated audited financial statements presented herein.

          Cost of Goods Sold. The table below depicts the cost of goods sold by reporting segment for the years ended December 31, 2005 and 2004:

				Twelve months ended December 31, (Dollars in Millions)
	2005	Percent Of Total	2004	Percent Of Total	$ Increase/ (Decrease)	% Increase/ (Decrease)

Cost of Goods Sold
Firearms	$154.7	76.4%	$144.0	74.5%	$10.7	6.9%
Ammunition	152.3	82.6	141.0	80.1	11.3	7.4
All Other	17.9	75.5	17.5	74.2	0.4	2.2

Consolidated	$324.9	79.1%	$302.5	77.0%	$22.4	6.9%

          Firearms

          The increase of $10.7 million for the year ended December 31, 2005 over the prior-year period is due primarily to higher sales volumes of centerfire rifles, higher manufacturing costs associated with energy and utilities, and higher sales volumes of international sourced products (primarily Spartan Gunworks™ shotguns), partially offset by lower sales volumes of shotguns.

          Ammunition

          The increase of $11.3 million for the year ended December 31, 2005 over the prior-year period is due primarily to higher materials costs associated primarily with lead, copper, and zinc commodities, higher manufacturing costs associated with energy and utilities, and higher sales volumes of certain centerfire ammunition, partially offset by lower sales volumes of shotshell ammunition and net realized gains from settlement of our copper and lead option contracts which partially offset the previously mentioned higher material costs.

          All Other (including Accessories, Clay Targets, Powder Metal Products and Technology Products)

          The increase of $0.4 million for the year ended December 31, 2005 over the prior-year period, predominantly in the Accessories, Powder Metal Products, and Technology Products businesses, which increased $1.2 million, and which was offset by lower costs in the Clay Targets business, is due primarily to initial shipments of our surveillance security products and higher sales of powder metal products and gun care products, partially offset by lower sales of clay targets due to the supply limitation discussed in Note 3 to the consolidated audited financial statements presented herein.

Operating Expenses. Operating expenses consist of selling, general and administrative expense, research and development expense and other expense.

	Twelve months ended December 31, (Dollars in Millions)
	2005	2004	$ Increase/ (Decrease)	% Increase/ (Decrease)

Operating Expenses
SG&A	$66.7	$65.1	$1.6	2.5%
R&D	5.9	6.1	(0.2)	(3.3)
Impairment Charges	4.7	—	4.7	100.0
Other	(2.8)	(1.6)	(1.2)	75.0

Consolidated	$74.5	$69.6	$4.9	7.0%

          The increase of $4.9 million in operating expenses for the year ended December 31, 2005 compared to the same period in 2004 was primarily attributable to impairment charges associated with the Clay Targets business unit and the firearms equipment as explained in Note 3 to the audited consolidated financial statements for the year ended December 31, 2005 appearing elsewhere in this annual report, higher distribution costs associated with both fuel surcharges and higher sales volumes, and higher costs associated with the previously mentioned growth initiatives, offset by a gain on settlement of a contract, and lower marketing costs associated with cost containment strategies employed by management.

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

          As of December 31, 2005, a valuation allowance of approximately $25.6 million has been established against deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) as compared to the $15.5 million reserve that existed as of December 31, 2004. The $10.1 million net increase in the valuation allowance consisted of an increase of $8.7 million taken as a charge against earnings primarily related to the $5.9 million increase in net deferred tax assets in 2005 for which the benefits may not be realized and an increase of $2.8 million due to a change in the realizability of the valuation allowance due to the carryback of the 2005 tax loss recovering the federal income taxes previously paid in the carryback period. The $1.4 million was recorded against equity as a component of other comprehensive income directly related to the increase in the minimum pension liability. The income tax benefits related to the current year net operating loss are offset by the valuation allowance as the realization of these tax benefits is not certain. Therefore, the income tax expense in the statements of operations primarily reflects state income taxes and the change in the realizability of the valuation allowance.

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

          Discontinued Operations.

          The following represents a summary of key components of income from discontinued operations:

	December 31,

Discontinued Operations:	2005	2004

Net Sales	$—	$1.9
Pre-tax operating results	(0.1)	0.2
Interest expense allocation	—	0.1
Income from operations, after tax	(0.1)	—

Recent Accounting Pronouncements

          In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 simplifies accounting for certain hybrid instruments under SFAS 133 by permitting fair value remeasurement for financial instruments that otherwise would require bifurcation and eliminating SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides that beneficial interests are not subject to the provisions of SFAS 133. SFAS 155 also eliminates the previous restriction under SFAS 140 on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. We will adopt this statement as required, and adoption is not expected to have an impact on our results of operations, financial condition or liquidity as we do not hold any of these financial instruments.

          In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 permits entities to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment or the need for an increased obligation. SFAS 156 also clarifies when a servicer should separately recognize servicing assets and liabilities, requires all separately recognized assets and liabilities to be initially measured at fair value, if practicable, permits a one-time reclassification of available-for-sales securities to trading securities by an entity with recognized servicing rights and requires additional disclosures for all separately recognized servicing assets and liabilities. SFAS 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. We will adopt this statement as required, and adoption will have no impact on our results of operations, financial condition or liquidity as we do not hold any of these financial instruments.

          In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46R-6 Determining the Variability to be Considered When Applying FASB Interpretation No. 46(R) (“FIN 46R-6”), which requires the variability of an entity to be analyzed based on the design of the entity. The nature and risks in the entity, as well as the purpose for the entity’s creation are examined to determine the variability in applying FIN 46R. The variability is used in applying FIN 46R to determine whether an entity is a variable interest entity, which interests are variable interests in the entity, and who is the primary beneficiary of the variable interest entity. This statement is effective for all reporting periods beginning after June 15, 2006. Since FSP FIN 46R-6 is for prospective entities, the adoption had no effect on our results of operations, financial condition or liquidity.

          In July 2006, the FASB issued FIN 48 Accounting for Uncertain Income Tax Positions (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings (accumulated deficit) of the earliest year presented in those financial statements. We have not fully completed the process of evaluating the impact of adopting FIN 48. Nevertheless, we have performed procedures to estimate the anticipated impact of such adoption. We anticipate less than a $1.0 million impact to accumulated deficit and these amounts are subject to revision as we complete our analysis.

          In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements, the “roll-over” and “iron curtain” method. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. We currently use the dual approach; therefore SAB 108 had no effect on our results of operations, financial condition or liquidity.

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, SFAS 157 simplifies and codifies fair value related guidance previously issued within GAAP. Although SFAS 157 does not require any new fair value measurements, its application may, in certain instances, change current practice. SFAS 157 is effective for us in 2008. We are currently evaluating the impact of adopting SFAS 157 on our results of operations, financial condition and liquidity.

          In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which requires an employer to recognize the overfunded or underfunded status of a defined benefit pension or other postretirement plan (other than a multiemployer plan) as an asset or liability in its Consolidated Balance Sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, which is a component of stockholders’ equity. SFAS 158 also requires additional disclosures in the notes to the financial statements about certain effects on net periodic benefit costs for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for us as of December 31, 2007 and is not expected to have an impact on the Statement of Consolidated Income, but will affect our Consolidated Balance Sheet. If we had adopted this statement as of December 31, 2006, it would have increased accrued benefit liabilities by approximately $7.7 million with a corresponding reduction in other comprehensive income of $7.7 million. However, the actual impact on our financial position at December 31, 2007 is not yet known.

          In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). The Task Force agreed that a company should disclose its accounting policy regarding the gross or net presentation of certain taxes (i.e., sales, use, value added and some excise taxes). If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each annual or interim period for which an income statement is presented. Taxes within the scope of EITF 06-3 are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity’s activities over a period of time, such as income taxes or gross receipts taxes, are not within the scope of EITF 06-3. EITF 06-3 will be effective for us as of January 1, 2007. We are currently evaluating the impact of adopting EITF 06-3 on our results of operations, financial condition and liquidity.

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for fiscal years that begin after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We are currently evaluating the impact, if any, of FAS 159 on our Consolidated Financial Statements.

          In February 2007, the FASB issued FSP 158-1, Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88 and No. 106 and to the Related Staff Implementation Guides (“FSP 158-1”). FSP 158-1 updates the illustrations contained in the appendices of FASB Statements No. 87, No. 88 and No. 106 to reflect the provisions of FASB Statement No. 158. FSP 158-1 also amends the questions and answers contained in certain FASB Special Reports and incorporates them into Statements No. 87, No. 88 and No. 106 as Appendices E, C and F, respectively. This FSP supersedes those FASB Special Reports. Finally, this FSP makes conforming changes to other guidance and technical corrections to SFAS 158. FSP 158-1 is effective as of the effective dates of SFAS 158, which as noted above is as of December 31, 2007.

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

          Revenue recognition. Sales, net of an estimate for discounts, returns and allowances, and related cost of sales are recorded when goods are shipped, at which time risk of loss and title transfer to the customer. We continually evaluate our sales terms against criteria outlined in SEC Staff Accounting Bulletin 104, Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. We follow the industry practice of selling firearms pursuant to a “dating” plan allowing the customer to purchase these products commencing in December (the start of our dating plan year) and to pay for them on extended terms. We believe that allowing extended payment terms for early orders helps to level out the demand for these otherwise seasonal products throughout the year. Historically, use of the dating plan has had the effect of shifting some firearms sales from the second and third quarters to the first and fourth quarters. We believe that the dating plan helps facilitate a more efficient manufacturing schedule. As a competitive measure, we also offer extended terms on select ammunition purchases. However, use of the dating plans also results in deferral of collection of accounts receivable until the latter part of the year. Customers do not have the right to return unsold product. Management uses historical trend information as well as other economic data to estimate future discounts, returns, rebates and allowances.

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

          Goodwill, Goodwill Impairment, Intangible Assets and Debt Issuance Costs. Prior to January 1, 2002, intangibles, consisting primarily of goodwill, trade names and trademarks, were amortized on a straight-line basis over their estimated useful lives of 40 years. The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) on January 1, 2002 and has accounted for its goodwill, intangible assets, and debt issuance costs pursuant to SFAS 142 since that time. Each year the Company tests for impairment of goodwill according to a two-step approach. In the first step, the Company estimates the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. For other intangible assets, the impairment test consists of a comparison of the fair value of the intangible assets to their respective carrying amount. The Company uses a discount rate equal to its average cost of funds to discount the expected future cash flows. Debt issuance costs are amortized over the life of the related debt or amendment.

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

          Employee Benefit Plans. We have defined benefit plans that cover a significant portion of our salaried and hourly paid employees. On October 9, 2006, our Board of Directors approved an amendment to our defined benefit plans to be effective January 1, 2008. As a result, future accrued benefits for certain employees will be frozen as of January 1, 2008. In 2006, we recognized a curtailment gain of $7.4 million as a result of the amendment. For the year ended December 31, 2006, we had $4.3 million of total pension benefit expense, which is comprised of $11.7 million of net periodic benefit expense, less the curtailment gain of $7.4 million. We derive pension benefit expense from an actuarial calculation based on the defined benefit plans’ provisions and management’s assumptions regarding discount rate, rate of increase in compensation levels and expected long-term rate of return on assets. Management determines the expected long-term rate of return on plan assets based upon historical actual asset returns and the expectations of asset returns over the expected period to fund participant benefits based on the current investment mix of our plans. We note that in 2006 we had returns on plan assets of approximately 13.7% as compared to an assumption of 8%. Management sets the discount rate based on the yield of high quality fixed income investments expected to be available in the future when cash flows are paid. The rate of increase in compensation levels is established based on management’s expectations of current and foreseeable future increases in compensation. In addition, management also consults with independent actuaries in determining these assumptions. See Note 12 to our audited consolidated financial statements for the year ended December 31, 2006, appearing elsewhere in this annual report, for more information on our employee benefit plans.

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

          Unconsolidated Joint Venture. Our unconsolidated joint venture, RELES, is accounted for under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”). Equity method accounting was determined based upon the provisions of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51 (“FIN 46R”), as the joint venture is a variable interest entity for which the Company was not the primary beneficiary. Accordingly, the Company recognizes an investment on its statement of financial position at the carrying value of the Company’s cumulative cash contributions to the joint venture, adjusted for the Company’s cumulative equity in earnings (losses) (recorded in the “Other Noncurrent Assets” line), and the Company’s 50% share of the joint venture’s equity in earnings (losses), or operating results, are recorded in the statement of operations (recorded in the “Equity in Earnings (Losses) from Unconsolidated Joint Venture” line). During the second quarter of 2006, the Company reduced its investment in RELES to zero and discontinued the recognition of net losses.

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

•

The degree to which we are leveraged could have important consequences, including the following: (i) our ability to obtain additional financing for working capital or other purposes in the future may be limited; (ii) a substantial portion of our cash flow from operations will be dedicated to the payment of principal and interest on our indebtedness, thereby reducing funds available for operations; (iii) certain of our borrowings will be at variable rates of interest, which could cause us to be vulnerable to increases in interest rates; and (iv) we may be more vulnerable to economic downturns and be limited in our ability to withstand competitive pressures.

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

•

Sales made to Wal-Mart accounted for approximately 18% of our total net revenues in 2006 and 10% of the accounts receivable balance as of December 31, 2006. Our sales to Wal-Mart are not governed by a written contract between the parties. In the event that Wal-Mart were to significantly reduce or terminate its purchases of firearms and/or ammunition from us, our financial condition or results of operations could be adversely affected.

•

We utilize numerous raw materials, including steel, lead, brass, plastics and wood, as well as manufactured parts, which are purchased from one or a few suppliers. Any disruption in our relationship with these suppliers could increase the cost of operations.

•

The purchase of firearms is subject to federal, state and local governmental regulation. Regulatory proposals, even if never enacted, may affect firearms or ammunition sales as a result of consumer perceptions. While we do not believe that existing federal and state legislation relating to the regulation of firearms and ammunition has had a material adverse effect on our sales from 2004 through 2006, no assurance can be given that more restrictive regulations, if proposed or enacted, will not have a material adverse effect on us in the future.

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

          Certain of our financial instruments are subject to interest rate risk. As of December 31, 2006, we had long-term borrowings of $221.0 million($221.3 million at December 31, 2005 and $202.9 million at December 31, 2004) of which $19.4 million ($19.4 million at December 31, 2005 and $1.8 million at December 31, 2004) was issued at variable rates. Assuming no changes in the $65.4 million of monthly average variable-rate debt levels for the year ended December 31, 2006 ($46.4 million for the year ended December 31, 2005), we estimate that a hypothetical change of 100 basis points in the LIBOR and ABR interest rates from year-end 2006 would impact interest expense by $0.7 million ($0.5 million at December 31, 2005) on an annualized pretax basis. We were not a party to any interest rate cap or other protection arrangements with respect to our variable rate indebtedness as of December 31, 2006, 2005, or 2004.

          The estimated value of our debt at December 31, 2006 was $213.2 million compared to a carrying value of $224.7 million. The estimated value and carrying value of our debt at December 31, 2005 was $198.6 million and $221.7 million, respectively. All fixed rate indebtedness was valued based on current market quotes. All variable rate indebtedness is assumed at market.

          The Company purchases copper, lead, and zinc option contracts (first purchased zinc contracts during second quarter of 2006) to hedge against price fluctuations of anticipated commodity purchases. Lead, copper, and zinc prices have experienced significant increases since 2003 primarily due to increased demand (including increased demand from China). We use commodity option contracts to hedge against the risk of increased prices for lead, copper, and zinc to be used in the manufacture of our ammunition products. The amounts of premiums paid for commodity contracts outstanding at December 31, 2006, 2005, and 2004 were $5.4 million, $1.3 million, and $1.1 million, respectively. At December 31, 2006, 2005 and 2004, the market value of our outstanding contracts relating to firm commitments and margin balance up to eighteen months from the respective date was $6.6 million, $5.6 million, and $3.3 million, respectively, as determined with the assistance of a third party. Assuming a hypothetical 10% increase in lead, copper, and zinc commodity prices which are currently hedged, we would experience an approximate $9.2 million ($3.7 million at December 31, 2005) increase in our cost of related inventory purchased, which would be partially offset by an approximate $2.6 million ($2.9 million at December 31, 2005) increase in the value of related hedging instruments. The increase in exposure as compared to the prior year can be associated primarily with higher differentials between strike and spot prices between the two years, the increased cost of hedging premiums, and the initial hedging of zinc during 2006, all of which results in more contracts, yet fewer contracts currently in-the-money. With the volatility of pricing the Company has experienced, we believe that significant changes in commodity pricing could have a future material impact on our consolidated financial position, results of operations, or cash flows of the Company.

          We also purchase steel supplies for use in the manufacture of certain firearms, ammunition, and accessory products. Assuming a hypothetical 10% increase in steel prices, we would experience an approximate $0.7 million (an approximate $0.8 million at December 31, 2005) increase in our cost of related inventory purchased.

          We believe that we do not have a material exposure to fluctuations in foreign currencies.

          We do not hold or issue financial instruments for speculative purposes.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Remington Arms Company, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Remington Arms Company, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholder’s equity (deficit) and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Remington Arms Company, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule titled “Schedule II — Valuation and Qualifying Accounts” is presented for purposes of additional analysis and is not a required part of the basic financial statements. The information in this schedule for the years ended December 31, 2006 and 2005, has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Charlotte, North Carolina
April 2, 2007

Report of Independent Registered Public Accounting Firm

To Shareholders and Board of Directors of
Remington Arms Company, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements for the year ended December 31, 2004 present fairly, in all material respects, the results of operations and cash flows of Remington Arms Company, Inc. and Subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Greensboro, North Carolina
March 11, 2005, except for the restatement described in Note 3 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s 2004 Annual Report on Form 10-K/A.

Remington Arms Company, Inc.

Consolidated Balance Sheets

(Dollars in Millions, Except Per Share Data)

	December 31, 2006	December 31, 2005

ASSETS
Current Assets
Cash and Cash Equivalents	$0.5	$0.5
Accounts Receivable Trade - net	92.8	92.2
Inventories - net	110.8	99.3
Supplies	7.7	7.9
Prepaid Expenses and Other Current Assets	13.0	12.3
Deferred Tax Assets	0.9	0.8

Total Current Assets	225.7	213.0

Property, Plant and Equipment - net	69.3	73.9
Goodwill and Intangibles - net	59.1	59.1
Debt Issuance Costs - net	5.7	6.5
Other Noncurrent Assets	11.5	10.8

Total Assets	$371.3	$363.3

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities
Accounts Payable	$30.8	$25.0
Book Overdraft	4.5	8.9
Short-Term Debt	3.1	—
Current Portion of Long-Term Debt	0.4	0.4
Current Portion of Product Liability	2.9	2.5
Income Taxes Payable	1.5	1.4
Other Accrued Liabilities	52.3	38.4

Total Current Liabilities	95.5	76.6

Long-Term Debt, net of Current Portion	221.0	221.3
Retiree Benefits, net of Current Portion	45.2	58.0
Product Liability, net of Current Portion	7.6	7.6
Deferred Tax Liabilities	10.0	8.9
Other Long-Term Liabilities	2.2	2.0

Total Liabilities	381.5	374.4

Commitments and Contingencies

Shareholder’s Deficit
Total Shareholder’s Deficit	(10.2)	(11.1)

Total Liabilities and Shareholder’s Deficit	$371.3	$363.3

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statements of Operations
(Dollars in Millions)

	Year Ended December 31,

	2006	2005	2004

Net Sales	$446.0	$410.4	$393.0

Cost of Goods Sold	338.4	324.9	302.5

Gross Profit	107.6	85.5	90.5

Selling, General and Administrative Expenses	73.7	66.7	65.1

Research and Development Expenses	6.4	5.9	6.1

Impairment Charges	0.2	4.7	—

Other Income	(2.3)	(2.8)	(1.6)

Operating Profit	29.6	11.0	20.9

Interest Expense	28.0	26.4	24.6

Income (Loss) from Continuing Operations before Taxes, Equity in Losses from Unconsolidated Joint Venture	1.6	(15.4)	(3.7)

Income Tax Expense	0.9	0.4	14.0

Equity in Losses from Unconsolidated Joint Venture	0.4	1.0	—

Net Income (Loss) from Continuing Operations	0.3	(16.8)	(17.7)

Loss from Discontinued Operations, net of tax expense of zero	—	(0.1)	—

Gain on Sale of Assets, net of tax expense of $9.8	—	—	13.6

Net Income (Loss)	$0.3	$(16.9)	$(4.1)

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statements of Cash Flows
(Dollars in Millions)

	Year-To-Date December 31,

	2006	2005	2004

Operating Activities
Net Income (Loss)	$0.3	$(16.9)	$(4.1)
Adjustments to reconcile Net Income (Loss) to Net Cash provided by (used in) Operating Activities:
Depreciation and Amortization of Debt Issuance Costs	11.6	11.4	11.1
Equity in Losses from Unconsolidated Joint Venture	0.4	1.0	—
Gain on Sale of Assets Held for Sale	—	—	(23.4)
Pension Plan Contributions	(8.0)	(7.1)	(6.4)
Pension Plan Expense	11.3	11.5	12.0
Pension Curtailment	(7.4)	—	—
Provision for Deferred Income Taxes, net	1.1	2.8	18.4
Other Non-cash charges	1.0	5.6	0.3
Changes in Operating Assets and Liabilities:
Accounts Receivable Trade - net	(0.6)	(11.0)	(14.1)
Inventories	(11.5)	(6.7)	(6.9)
Prepaid Expenses and Other Current and Long-Term Assets	(1.2)	(0.3)	(2.4)
Accounts Payable	5.8	0.5	4.4
Income Taxes Payable	0.1	0.6	(1.7)
Other Accrued and Long-Term Liabilities	10.3	2.6	0.9

Net Cash provided by (used in) Operating Activities of Continuing Operations	13.2	(6.0)	(11.9)
Net Cash provided by Operating Activities of Discontinued Operations	—	—	0.1

Net Cash provided by (used in) Operating Activities	13.2	(6.0)	(11.8)

Investing Activities
Proceeds from Sale of Assets, net of Transaction costs of $1.2	—	—	42.8
Purchase of Property, Plant and Equipment	(7.1)	(9.4)	(7.8)
Proceeds from Sale of Property, Plant and Equipment	—	—	0.4
Premiums paid for Company Owned Life Insurance	(0.6)	(0.7)	—
Cash Contributions to Unconsolidated Joint Venture	(0.2)	(1.0)	(0.3)

Net Cash (used in) provided by Investing Activities	(7.9)	(11.1)	35.1

Financing Activities
Proceeds from Revolving Credit Facility	178.3	214.3	142.8
Payments on Revolving Credit Facility	(178.3)	(196.7)	(169.3)
Debt Issuance Costs for Revolving Credit Facility	(0.8)	—	—
Cash Dividends Paid	—	—	(2.2)
Principal (Payments) Borrowings on Long-Term Debt	(0.3)	0.6	(0.5)
Capital Contribution Received from RACI Holding, Inc.	0.3	—	3.2
Cash (Paid to) Received from RACI Holding, Inc.	(0.1)	0.1	—
Amount Paid on Behalf of RACI Holding, Inc.	—	—	(0.6)
Change in Book Overdraft	(4.4)	(1.1)	3.3

Net Cash (used in) provided by Financing Activities of Continuing Operations	(5.3)	17.2	(23.3)

Change in Cash and Cash Equivalents	—	0.1	—
Cash and Cash Equivalents at Beginning of Year	0.5	0.4	0.4

Cash and Cash Equivalents at End of Year	$0.5	$0.5	$0.4

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statements of Cash Flows
(Dollars in Millions)

	Year-To-Date December 31,

	2006	2005	2004

Supplemental Cash Flow Information:
Cash Paid During the Year for:
Interest	$26.0	$24.7	$22.8
Income Taxes	$—	$—	$5.6
Previously accrued Capital Expenditures	$1.3	$1.8	$0.8
Noncash Financing and Investing Activities:
Financing of insurance policies	$3.1	$—	$—
Vendor Financed Fixed Assets Capitalized	$—	$—	$0.4
Change in Capital Expenditures Capitalized	$(0.7)	$(1.0)	$1.3
Capital Lease Obligations Incurred	$0.2	$1.1	$—
Conversion of Parent Company Note to equity	$—	$—	$3.2
Conversion of Parent Company Stock Liability to Equity	$0.3	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.

Consolidated Statement of Shareholder’s Equity (Deficit) and Comprehensive Income (Loss)
(Dollars in Millions)

	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholder’s Equity (Deficit)

Balance, December 31, 2003	$86.4	$(1.2)	$(73.4)	$11.8

Comprehensive Income:
Net Loss	—	—	(4.1)	(4.1)
Other comprehensive income:
Minimum pension liability, net of tax effect of $0.6	—	0.9	—	0.9
Net derivative gains, net of tax effect of $2.1	—	3.4	—	3.4
Net derivative gains reclassified as earnings, net of tax effect of ($1.5)	—	(2.5)	—	(2.5)

Total Comprehensive Loss				(2.3)

Cash Dividends Paid	—	—	(2.2)	(2.2)
Capital Contribution from RACI Holding, Inc.	3.2	—	—	3.2
Amount Paid on Behalf of RACI Holding, Inc.	(0.6)	—	—	(0.6)

Balance, December 31, 2004	$89.0	$0.6	$(79.7)	$9.9

Comprehensive Loss:
Net Loss	—	—	(16.9)	(16.9)
Other comprehensive income (loss):
Minimum pension liability, net of tax effect of ($0.7)	—	(5.2)	—	(5.2)
Net derivative gains, net of tax effect of $2.0	—	3.2	—	3.2
Net derivative gains reclassified as earnings, net of tax effect of ($1.4)	—	(2.2)	—	(2.2)

Total Comprehensive Loss				(21.1)

Cash Contribution From RACI Holding, Inc.	0.1	—	—	0.1

Balance, December 31, 2005	$89.1	$(3.6)	$(96.6)	$(11.1)

Comprehensive Income:
Net Income	—	—	0.3	0.3
Other comprehensive income:
Minimum pension liability, net of tax effect of ($2.5)	—	2.0	—	2.0
Net derivative gains, net of tax effect of $4.9	—	5.8	—	5.8
Net derivative gains reclassified as earnings, net of tax effect of ($4.6)	—	(7.4)	—	(7.4)

Total Comprehensive Income				0.7

Capital Contribution from RACI Holding, Inc.	0.3	—	—	0.3
Cash Payment to RACI Holding, Inc.	(0.1)	—	—	(0.1)

Balance, December 31, 2006	$89.3	$(3.2)	$(96.3)	$(10.2)

The accompanying notes are an integral part of these consolidated financial statements.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

Note 1—Basis of Presentation

          The accompanying audited consolidated financial statements of Remington Arms Company, Inc. (“Remington”) include the accounts of its wholly owned subsidiaries, RA Brands, L.L.C. (“RA Brands”), RA Factors, Inc. (“RA Factors”) (which was merged into Remington as of December 31, 2006) and Remington Steam, LLC (“Remington Steam”), (collectively with Remington, the “Company”), as well as reflecting the impact of the Company’s unconsolidated 50% joint venture interest in Remington ELSAG Law Enforcement Systems, LLC (“RELES”). All significant intercompany accounts and transactions have been eliminated. The accounts of the Company’s parent, RACI Holding, Inc. (“Holding”), which owns 100% of the 1,000 shares authorized, issued and outstanding of Remington common stock (at par value of $0.01 per share), are not presented herein. Significant transactions between the Company and Holding and the related balances are reflected in the audited consolidated financial statements and related disclosures.

          A revision to the classification of other accrued and long-term liabilities in the Consolidated Statement of Cash Flows was made to financial information from prior periods to conform to the presentation format at December 31, 2006. Also as a result of the sale of specified assets of the fishing line business on February 9, 2004, the results of these operations have been included in discontinued operations for all periods presented (See Note 4).

Note 2—Description of the Business

          The Company is engaged in the design, manufacture, import and sale of primarily sporting goods products for the hunting/shooting sports and related markets. The Company also designs, manufactures and sells certain products to certain federal agency, law enforcement, and military markets including the firearms, ammunition, and surveillance technology products. In addition, the Company is partnered in a joint venture to sell advanced mobile license plate reading technology products to state and local law enforcement agencies along with certain federal agencies. The Company’s product lines consist of firearms, ammunition, hunting/gun care accessories, clay targets, licensed products, powder metal products, and technology and security products sold under the Remington name and other labels. The Company’s products are distributed throughout the United States and in over 60 other countries (including Canada, Europe, and Asia). In the United States, Remington products are distributed primarily through a network of wholesalers and retailers who purchase the product directly from the Company for resale to gun dealers and end users, respectively. The end users include sportsmen, hunters, target shooters, gun collectors, and members of law enforcement and other government organizations.

Note 3 – Impairment Charges

          As of March 31, 2005, the Company performed an evaluation for impairment on its goodwill, trademarks, and fixed assets for the Clay Targets reporting unit and recorded associated impairment charges of $3.7 in the accompanying consolidated statement of operations, which were composed of goodwill impairment of $2.9, indefinite-lived trademark impairment of $0.7, and property and equipment impairment of $0.1. The Clay Targets reporting unit is included in the All Other reporting segment in Note 22. The evaluation resulted from the Company being notified by the primary supplier of a critical raw material to the Company’s Clay Targets business that materials would not be supplied beginning in the third quarter of 2005. No alternative supplier has currently been located. Management considered the loss of the supplier a change in the business climate that created a specific “triggering event” necessitating such a review.

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

          The impairment of goodwill with respect to the Clay Targets reporting unit was assessed in accordance with the provisions of SFAS 142. SFAS 142 indicates that if other types of assets (in addition to goodwill) of a reporting unit are being tested for impairment at the same time as goodwill, then those assets are to be tested for impairment prior to performing the goodwill impairment testing. Accordingly, in accordance with SFAS 142 the impairment charges noted above reduced the carrying value of the Clay Targets reporting unit when performing the impairment test for goodwill. The goodwill impairment test required us to estimate the fair value of our overall business enterprise at the reporting unit level. We estimated fair value using a discounted cash flow model. Under this model, we utilized estimated revenue and cash flow forecasts, as well as assumptions of terminal value, together with an applicable discount rate, to determine fair value. We then compared the carrying value of the Clay Targets reporting unit to its fair value. Since the fair value of the Clay Targets reporting unit was less than the carrying value of goodwill, an impairment charge of $2.9, associated with the remaining balance of goodwill for the Clay Targets reporting unit, was recorded in accordance with the provisions of SFAS 142 in the first quarter of 2005.

          At December 31, 2006, the remaining carrying value associated with the Clay Targets reporting unit for trademarks, property and equipment are $1.8. As of September 30, 2006, the Company performed the required annual evaluation for impairment evaluation for goodwill and trademarks in accordance with the provisions of SFAS 142 and determined that there was no impairment.

          As of each year end December 31, 2006 and 2005, the Company performed evaluations for impairment in accordance with its policy and SFAS 144 on certain of its fixed assets in the Firearms reporting unit and recorded associated impairment charges of $0.2 and $1.0 for the years ended December 31, 2006 and 2005, respectively, in the accompanying statement of operations. The Firearms reporting unit is its own reporting segment, see Note 22. The evaluations were triggered from the Company completing its budget process for the fiscal 2007 and 2006 years and determining that certain assets would have a decline in the extent and manner in which they are currently being used due to changes in product offerings. Management compared the expected undiscounted cash flows from the fixed assets with the carrying value of these same fixed assets, and concluded that impairment existed. The resulting impairment charge was determined by the difference between the fair value estimated using a discounted cash flow model and the carrying value of the fixed assets.

Note 4—Discontinued Operations

          On February 6, 2004, Remington and its wholly-owned subsidiary RA Brands entered into an Asset Purchase Agreement (the “Stren Asset Purchase Agreement”) with Pure Fishing, Inc. and its wholly-owned subsidiaries Pure Fishing I, LLC and Pure Fishing II, LLC (collectively, the “Purchasers”), pursuant to which Remington and RA Brands sold to the Purchasers certain specified assets relating to Remington’s fishing line business, effective as of February 9, 2004. The assets sold consisted of specified machinery and equipment, inventory, purchase orders and other contracts, trademarks, trade names and other intellectual property, records, claims, and goodwill, in each case relating to Remington’s fishing line business, which had been part of the All Other reporting segment.

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

          The following represents a summary of key components of income from discontinued operations:

Discontinued Operations:	December 31, 2006	December 31, 2005	December 31, 2004

Net Sales	$—	$—	$1.9
Pre-tax operating results	—	(0.1)	0.2
Interest expense allocation	—	—	0.1
(Loss) Income from operations, after tax	—	(0.1)	—

          Included in income from discontinued operations is an allocation of interest expense of $0.1 for the year ended December 31, 2004. The interest expense allocation is based on the Company being required to make a payment of $43.0 against its outstanding borrowings under the 2003 Credit Agreement with the proceeds received at the closing of the transaction on February 9, 2004. The interest expense allocation was computed by taking the $43.0 revolver balance required to be paid down at the time of the sale closing, multiplied by the weighted average interest rate through February 9, 2004. The Stren business had historically allocated interest expense (approximately $0.2 annually) as a result of actual working capital balances for the fishing line business during each of the full years in the mentioned period.

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

     Service and Warranty:

          The Company supports service and repair facilities for all of its firearm products, with the exception of the Spartan Gunworks™ product line, which is serviced and repaired by the Company’s third party vendor, in order to meet the service needs of its distributors, customers and consumers worldwide. Effective in 2006, the Spartan Gunworks™ brand name was discontinued and these products now utilize the Remington brand name. However, the service and warranty arrangement associated with these firearm products will continue to reside with the Company’s third party vendor.

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

     Property, Plant and Equipment:

          Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated lives of the assets. The estimated useful lives are principally 20 to 40 years for buildings and improvements, and 5 to 15 years for machinery and equipment. In accordance with SFAS 144, management assesses property, plant and equipment for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, management projects undiscounted future cash flows resulting from the use of the asset over the remaining life of the asset. If these projected cash flows are less than the carrying amount of the asset, an impairment loss is recognized, resulting in a write-down of property, plant and equipment with a corresponding charge to operating income. Any impairment loss is measured based upon the difference between the carrying amount of the asset and the present value of future cash flows. The Company uses a discount rate equal to its average cost of funds to discount the expected future cash flows. There were no assets deemed impaired as of December 31, 2004. See Note 3 for impairment charges incurred in 2006 and 2005.

          Maintenance and repairs are charged to operations, replacements and betterments are capitalized. Computer hardware and software costs under capital leases are amortized over the term of the lease. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized in operations, included in the other income, net line item on the consolidated statement of operations.

          Interest is capitalized in connection with the construction of major projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s useful life. There was no capitalized interest in 2006 and 2004. In 2005, capitalized interest was less than $0.1.

     Goodwill, Goodwill Impairment, Intangible Assets and Debt Issuance Costs:

          Management assesses goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. Each year the Company tests for impairment of goodwill according to a two-step approach. In the first step, the Company estimates the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. For other intangible assets, the impairment test consists of a comparison of the fair value of the intangible assets to their respective carrying amount. The Company uses a discount rate equal to its average cost of funds to discount the expected future cash flows. There was no goodwill or intangible assets deemed impaired as of December 31, 2004 and 2006. See Note 3 for impairment charges incurred in 2005.

          Debt issuance costs are amortized over the life of the related debt or amendment. Amortization expense for debt issuance costs in 2006, 2005, and 2004 was $1.6, $1.8, and $1.9, respectively, and is estimated to be approximately $1.5 in 2007, $1.5 in 2008, $1.5 in 2009, $1.2 in 2010 and less than $0.1 in 2011 based upon the expected maturities of the Amended and Restated Credit Agreement as described in Note 13.

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

          All of the Company’s commodity option contracts are accounted for as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 138”) and Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 133, as amended, requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The fair value of the Company’s cash flow hedges at the time of purchase are recorded on the balance sheet in the Prepaid Expenses and Other Current Assets line and the Other Noncurrent Assets line, and are marked to fair value at each balance sheet date. Unrealized gains and losses associated with these changes in fair value are recorded on the balance sheet as accumulated other comprehensive income in shareholder’s deficit and recognized in the statement of operations as a component of cost of goods sold when the related inventory is sold and associated revenue is recognized. During the year ended December 31, 2006, a gain of $12.0 on derivative instruments was reclassified to cost of sales from accumulated other comprehensive income ($3.6 in 2005), and a gain of $10.7 was recorded to accumulated other comprehensive income and to prepaid expenses and other current assets ($5.2 in 2005).

          To the extent that the Company’s cash flow hedges are deemed ineffective, under the criterion of SFAS 133, as amended, at hedging the commodity price risk, the portion of ineffectiveness would be required to be recognized in the statement of operations immediately. No ineffectiveness has been recorded in 2006, 2005, or 2004.

          Market values of financial instruments were estimated in accordance with Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), and are based on quoted market prices, where available, or on current rates offered to the Company for debt with similar terms and maturities. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values. See Note 21.

     Stock Options:

          All stock purchase and option plans outstanding are associated with common shares of Holding. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). Because the Company is a debt registrant, it is considered a nonpublic company in accordance with SFAS 123R. In addition, because the shares underlying management’s stock options are accounted for by Holding as liabilities under Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), the stock options are considered liabilities under SFAS 123R. Since the Company meets the definition of a private company and the stock options are considered liabilities, the Company is permitted to choose its valuation approach as a matter of accounting policy. The Company has elected to account for its stock options using the intrinsic value method. SFAS 123R requires the Company to make this valuation at each balance sheet date and record any gain or loss in the Company’s consolidated statement of operations.

          The adoption on January 1, 2006 had no impact on the Company’s unaudited interim consolidated financial statements because at adoption, all issued options were out-of-the-money, as they all had an exercise price of $220.31 per share compared to a fair value of $160 per share. On January 1, 2006, the Company had two stock-based compensation plans, with 284 vested options and 12,621 unvested options. The 12,621 unvested options had a total weighted average remaining term of 4.2 years.

          At December 31, 2006, the Company had two stock-based compensation plans, with 427 vested options and 10,208 unvested options. The 10,208 unvested options have a total weighted average remaining term of 3.3 years. Since the beginning of the year, there have been no option grants, exercises, conversions or expirations. The

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share data)

decrease of 2,270 issued options since January 1, 2006 is the result of forfeitures of unvested stock options associated with the departure of the Company’s former Chief Operating Officer. All of the 10,635 issued options at December 31, 2006, regardless of vesting, have an exercise price of $220.31 per share compared to an estimated fair value of $270 per share. Accordingly, these two plans have total unvested stock-based compensation expense of $0.2, and total stock-based compensation expense, recognized in selling, general and administrative expenses, aggregated $0.3, all of which was recorded in the fourth quarter of 2006.

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

          Had compensation expense for such option grants been recognized under SFAS No. 123 based on the fair value of such options during the years ended December 31, 2005 and 2004, the Company’s net loss on a pro forma basis would not have had a material impact as follows:

		2005	2004

Net Loss	As Reported	$(16.9)	$(4.1)
Add:	Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Net Loss	Pro forma	$(16.9)	$(4.1)

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

     Product Liability:

          The Company provides for estimated defense and settlement costs related to product liabilities when it becomes probable that a liability has been incurred and reasonable estimates of such costs are available in

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”). The Company maintains insurance coverage for product liability claims, subject to certain policy limits and to certain self-insured retentions for personal injury or property damage relating to occurrences arising after December 1, 1993. The current insurance policy extends through November 30, 2007. Product liabilities are recorded at the Company’s best estimate of the most probable exposure in accordance with SFAS 5, including consideration of historical payment experience and the self-insured retention limits. For the years ended December 31, 2006, 2005 and 2004, there were no recoveries recorded. The Company’s estimate of its liability for product liability cases and claims outstanding at December 31, 2006 and 2005 is $10.5 and $10.1, respectively. Management uses independent advisors in their determination of the accrual. The Company made total payments in 2006, 2005, and 2004 of $3.2, $1.5 and $2.8, respectively (including pre-Acquisition occurrences for which the Company assumed responsibility) related to defense and settlement costs. See Note 18.

     Revenue Recognition:

          Sales, net of an estimate for discounts, returns, rebates and allowances, and related cost of sales are recorded in income when goods are shipped at which time risk of loss and title transfers to the customer in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”) as amended by Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Sales are presented net of Federal Excise Taxes of $37.4, $34.0 and $33.5 for the years ended December 31, 2006, 2005 and 2004, respectively.

          The Company follows the industry practice of selling firearms in certain sales distribution channels pursuant to a “dating” plan allowing the customer to purchase these products commencing in December (the start of the Company’s dating plan year) and to pay for them on extended terms. Discounts are offered for early payment under this plan. The Company believes that allowing extended payment terms for early orders helps to level out the demand for these otherwise seasonal products throughout the year and accordingly helps facilitate a more efficient manufacturing schedule. Historically, use of the dating plan has had the effect of shifting some firearms sales from the second and third quarters to the first and fourth quarters. As a competitive measure, the Company also offers extended terms on select ammunition purchases. Use of the dating plans, however, also results in deferral of collection of accounts receivable. Customers do not have the right to return unsold products.

     Shipping and Handling Costs:

          Shipping and handling costs are included in Selling, General and Administrative expense and are expensed as incurred. In 2006, 2005 and 2004 shipping and handling costs totaled $12.3, $12.4 and $10.9, respectively.

     Advertising and Promotions:

          Advertising and promotional costs including print ads, commercials, catalogs, brochures and co-op are expensed during the year incurred. Advertising and promotional costs totaled $11.1 in 2006, $10.5 in 2005 and $11.7 in 2004. The Company licenses certain of its brands and trademarks. The income from such licensing was $3.6, $2.6 and $2.6 in 2006, 2005 and 2004, respectively, which is reflected in Other Income, net.

     Research and Development Costs:

          Internal research and development costs including salaries, administrative expenses, building costs of our research and development facility, and related project expenses are expensed as incurred. Research and development costs totaled $6.4, $5.9 and $6.1 for the years 2006, 2005 and 2004, respectively.

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

          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). In February 2007, the FASB issued FSP 158-1, Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88 and No. 106 and to the Related Staff Implementation Guides (“FSP 158-1”). As the Company does not meet the definition of a public company, it is not required to adopt SFAS 158 or FSP 158-1 until December 31, 2007.

     Comprehensive Income (Loss):

          The components of accumulated other comprehensive income (loss) are as follows:

	2006	2005

Fair market value of financial instruments	$6.3	$3.3
Additional minimum pension plan liabilities	(9.5)	(6.9)

Total	$(3.2)	$(3.6)

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

     Unconsolidated Joint Venture:

          Our unconsolidated joint venture is accounted for under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”). Equity method accounting was determined based upon the provisions of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51 (“FIN 46R”), as the joint venture is a variable interest entity for which the Company was not the primary beneficiary. Accordingly, the Company recognizes an investment on its consolidated balance sheet at the carrying value of the Company’s cumulative cash contributions to the joint venture, adjusted for the Company’s cumulative equity in earnings and any distributions (recorded in the “Other Noncurrent Assets” line), and the Company’s 50% share of the joint venture’s equity in earnings, or operating results, are recorded in the statement of operations (recorded in the “Equity in Losses from Unconsolidated Joint Venture” line).

     Recent Accounting Pronouncements:

          In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS 133 and SFAS 140 (“SFAS 155”). SFAS 155 simplifies accounting for certain hybrid

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

instruments under SFAS 133 by permitting fair value remeasurement for financial instruments that otherwise would require bifurcation and eliminating SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides that beneficial interests are not subject to the provisions of SFAS 133. SFAS 155 also eliminates the previous restriction under SFAS 140 on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. The adoption is not expected to have an impact on the Company’s results of operations, financial condition or liquidity as we do not hold any of these financial instruments.

          In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 permits entities to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment or the need for an increased obligation. SFAS 156 also clarifies when a servicer should separately recognize servicing assets and liabilities, requires all separately recognized assets and liabilities to be initially measured at fair value, if practicable, permits a one-time reclassification of available-for-sales securities to trading securities by an entity with recognized servicing rights and requires additional disclosures for all separately recognized servicing assets and liabilities. SFAS 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. The adoption will have no impact on the Company’s results of operations, financial condition or liquidity as we do not hold any of these financial instruments.

          In April 2006, the FASB issued FSB FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R) (“FIN 46R-6”), which requires the variability of an entity to be analyzed based on the design of the entity. The nature and risks in the entity, as well as the purpose for the entity’s creation are examined to determine the variability in applying FIN 46R. The variability is used in applying FIN 46R to determine whether an entity is a variable interest entity, which interests are variable interests in the entity, and who is the primary beneficiary of the variable interest entity. This statement is effective for all reporting periods beginning after June 15, 2006. Since FSP FIN 46R-6 is for prospective entities, the adoption had no effect on the Company’s results of operations, financial condition or liquidity.

          In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings (accumulated deficit) of the earliest year presented in those financial statements. The Company has not fully completed the process of evaluating the impact of adopting FIN 48. Nevertheless, management has performed procedures to estimate the anticipated impact of such adoption. The Company anticipates less than a $1.0 impact to accumulated deficit and an expected reclassification of approximately $1.5 from current to long-term liabilities. These amounts are subject to revision as management completes its analysis.

          In September 2006, the SEC staff issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements, the “roll-over” and “iron curtain” methods. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures.  This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. The Company currently uses the dual approach; therefore, SAB 108 had no effect on the Company’s results of operations, financial condition or liquidity.

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, SFAS 157 simplifies and codifies fair value related guidance previously issued within GAAP. Although SFAS 157 does not require any new fair value measurements, its application may, in

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

certain instances, change current practice. SFAS 157 is effective for the Company in 2008. The Company is evaluating the impact of adopting SFAS 157 on the Company’s results of operations, financial condition and liquidity.

          In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for the Company as of December 31, 2007 and is not expected to have an impact on the Consolidated Statement of Operations, but will have an impact on our Consolidated Balance Sheet. If the Company had adopted this statement as of December 31, 2006, it would have increased accrued benefit liabilities by approximately $7.7 with a corresponding reduction in other comprehensive income of $7.7. However, the actual impact on the Company’s financial position at December 31, 2007 is not yet known.

          In September 2006, the EITF issued EITF 06-3 How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). The Task Force agreed that a company should disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each annual or interim period for which an income statement is presented. Taxes within the scope of EITF 06-3 are those that are imposed on and concurrent with a specific revenue-producing transaction (i.e., sales, use, value added and some excise taxes). Taxes assessed on an entity’s activities over a period of time, such as income taxes or gross receipts taxes, are not within the scope of EITF 06-3. EITF 06-3 will be effective for the Company as of January 1, 2007. The Company is currently evaluating the impact of adopting EITF 06-3 on the Company’s results of operations, financial condition and liquidity.

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for fiscal years that begin after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is currently evaluating the impact, if any, of SFAS 159 on our Consolidated Financial Statements.

          In February 2007, the FASB issued FSP 158-1, Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88 and No. 106 and to the Related Staff Implementation Guides (“FSP 158-1”). FSP 158-1 updates the illustrations contained in the appendices of FASB Statements No. 87, No. 88 and No. 106 to reflect the provisions of FASB Statement No. 158. FSP 158-1 also amends the questions and answers contained in certain FASB Special Reports and incorporates them into Statements No. 87, No. 88 and No. 106 as Appendices E, C and F, respectively. This FSP supersedes those FASB Special Reports. Finally, this FSP makes conforming changes to other guidance and technical corrections to SFAS 158. FSP 158-1 is effective as of the effective dates of SFAS 158, which as noted above is as of December 31, 2007.

Note 6—Concentrations of Credit Risk

          Concentrations of credit risk with respect to trade accounts receivable are generally insignificant, except as noted below, due to the large number of customers comprising the Company’s customer base. The Company reviews a customer’s credit history and, in most cases, financial condition before extending credit. An allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Bad debt expense, net of any recoveries, was $0.8 in 2006 and ($0.1) and ($0.1) for years ended 2005 and 2004, respectively. The allowance for doubtful accounts amounted to $1.2 as of December 31, 2006 and $0.5 as of December 31, 2005.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

          Sales to the Company’s largest customer, Wal-Mart, comprised approximately 18% of sales in 2006, 17% of sales in 2005 and 16% of sales in 2004. The accounts receivable balance from Wal-Mart comprised approximately 10% and 9% of total outstanding accounts receivable at December 31, 2006 and 2005, respectively; no other customer accounted for sales equal to or greater than 10% of sales for the years presented.

          At December 31, 2006, one other customer comprised approximately 12% of the outstanding accounts receivable balance. No other customers accounted for accounts receivable greater than 10% at December 31, 2006. At December 31, 2005, one other customer comprised approximately 18% of the outstanding accounts receivable balance. No other customers accounted for accounts receivable greater than 10% at December 31, 2005.

Note 7—Inventories

          At December 31, Inventories consist of the following:

	2006	2005

Raw Materials	$24.1	$21.2
Semi-Finished Products	23.5	22.7
Finished Products	63.2	55.4

Total	$110.8	$99.3

Note 8—Property, Plant and Equipment

          At December 31, Property, Plant and Equipment consist of the following:

	2006	2005

Land	$1.5	$1.5
Building and Improvements	28.0	26.3
Equipment Leased Under Capital Leases	5.8	5.7
Machinery and Equipment	152.4	145.3
Construction in Progress	3.4	8.6

Subtotal	191.1	187.4
Less: Accumulated Depreciation	(121.8)	(113.5)

Total	$69.3	$73.9

          Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $10.0, $9.6, and $9.2, respectively. Accumulated depreciation on assets leased under capital leases was $4.8 and $4.6 as of December 31, 2006 and 2005, respectively.

Note 9—Goodwill and Other Intangible Assets

          As disclosed in Note 3, the Company recorded impairment charges related to goodwill and trademarks associated with its Clay Targets business in March 2005. No other impairment provisions were necessary during 2006, 2005 or 2004.

          The carrying amount of goodwill and trademarks attributable to each reporting segment are outlined in the following tables:

Goodwill	December 31, 2006	December 31, 2005

Firearms	$12.8	$12.8
Ammunition	5.2	5.2
All Other	—	—

Total	$18.0	$18.0

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

Trademarks	December 31, 2006	December 31, 2005

Firearms	$20.4	$20.4
Ammunition	19.4	19.4
All Other	1.3	1.3

Total	$41.1	$41.1

Note 10—Other Accrued Liabilities

          At December 31, Other Accrued Liabilities consist of the following:

	2006	2005

Retiree Benefits	$18.6	$8.0
Marketing	9.2	7.2
Healthcare Costs	6.1	6.7
Workers Compensation	4.5	3.6
Other	13.9	12.9

Total	$52.3	$38.4

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

	2006	2005

Balance at January 1	$0.8	$0.8
Current period accruals	2.7	2.7
Current period charges	(2.7)	(2.7)

Balance at December 31	$0.8	$0.8

          In addition to our warranty accrual, we have a nationwide product safety program under which we offer to clean, inspect and modify certain bolt action centerfire firearms manufactured prior to 1982 to remove the bolt-lock feature. As of December 31, 2006 and 2005, our accrual for the costs of the product safety program was less than $0.1.

Note 12—Retiree Benefits

     Pension Plans:

          The Company sponsors a defined benefit pension plan (the “Plan”) and a supplemental defined benefit pension plan (the “SERP”). Under the provisions of SFAS No. 132R, the disclosure requirements for the Plan and the SERP have been combined.

          On October 9, 2006, the Company’s Board of Directors approved an amendment to the Company’s Pension and Retirement Plan (the “Defined Benefit Plan”) to be effective January 1, 2008. As a result of the amendment to the Defined Benefit Plan, for certain employees of the Company, including certain of the Company’s Named Executive Officers included in the Defined Benefit Plan, future accrued benefits will be frozen as of January 1, 2008. For service accrued up to January 1, 2008, the pension calculation will not change. Additionally, for affected

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

employees participating in the Remington Supplemental Pension Plan (the “Supplemental Plan”), including each of the Company’s Named Executive Officers, future accrued benefits will be frozen as of January 1, 2008. As a result of the amendment, a curtailment gain of $7.4 was recognized in the fourth quarter of 2006, which consists of $7.3 for the Defined Benefit Plan and $0.1 for the Supplemental Plan. This curtailment gain was reflected as a reduction in pension expense, $6.1 included in cost of goods sold and $1.3 in selling, general and administrative expense.

Change in Benefit Obligation:

	2006	2005

Benefit Obligation at Beginning of Year	$176.1	$161.5
Service Cost	5.1	5.0
Interest Cost	10.0	9.5
Plan Amendments/Curtailment	(7.5)	(7.3)
Actuarial Assumption Changes	(6.0)	6.2
Actuarial (Gain)/Loss	6.9	6.2
Benefits Paid	(5.9)	(5.0)

Benefit Obligation at End of Year	$178.7	$176.1

Change in Plan Assets:

	2006	2005

Fair Value of Plan Assets at Beginning of Year	$117.4	$109.6
Actual Return on Plan Assets	16.1	6.1
Employer Contributions	8.1	7.2
Benefits Paid and Expenses	(6.5)	(5.5)

Fair Value of Plan Assets at End of Year	$135.1	$117.4

	2006	2005

Funded Status	$(43.6)	$(58.7)
Unamortized Prior Service Cost	(0.4)	(8.3)
Unrecognized Net Actuarial Loss	17.5	36.7

Net amount recognized in the balance sheet	$(26.5)	$(30.3)

Amounts recognized in the balance sheet as of December 31 consist of:

	2006	2005

Accrued Benefit Liability	$(36.0)	$(39.5)
Intangible Asset	—	0.2
Accumulated other comprehensive income	9.5	9.0

Net Amount Recognized	$(26.5)	$(30.3)

          The accrued benefit liability is recorded on the consolidated balance sheet in the “Retiree Benefits, net of Current Portion,” as well as in the “Other Accrued Liabilities” line item as described in Note 10.

          The following is certain information about our pension plans that have accumulated benefit obligations in excess of the fair value of their plan assets as of December 31:

	2006	2005

Projected benefit obligation	$178.7	$176.1
Accumulated benefit obligation	171.1	156.9
Fair value of plan assets	135.1	117.4

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

Components of Net Periodic Pension Cost:

	2006	2005	2004

Service Cost	$5.1	$5.0	$5.0
Interest Cost	10.0	9.5	9.1
Expected Return on Assets	(9.7)	(8.7)	(8.0)
Amortization of Prior Service Cost	(0.9)	(0.2)	(0.2)
Recognized Net Actuarial Loss	7.2	5.9	6.1

Net Periodic Pension Cost	$11.7	$11.5	$12.0
Curtailment (Gain) Loss	(7.4)	—	—

Total Cost	$4.3	$11.5	$12.0

	2006	2005	2004

Weighted average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount Rate	5.75%	6.00%	6.25%
Expected Long-Term return on plan assets	8.00	8.00	8.00
Rate of Compensation Increase	4.00	4.00	4.00
Weighted average assumptions used to determine benefit obligations at December 31:
Discount Rate	6.00%	5.75%	6.00%
Rate of Compensation Increase	4.00	4.00	4.00

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

          Our investment strategy for Plan assets is based on the long-term growth of principle while attempting to mitigate overall risk to ensure that funds are available to pay benefit obligations. The Plan has adopted a strategic asset allocation designed to meet the Plan’s long-term obligations. The Plan’s assets are invested in a variety of investment classes, including domestic and international equities, domestic and international fixed income securities and other investments. Allowable investment structures include mutual funds, separate accounts, commingled funds, and collective trust funds. Prohibited investments are defined as commodities, private placements, and derivative instruments used solely for leverage. In 2006, upon recommendation of the Company’s investment advisors, the Company’s Benefits and Investments Committee elected to invest in certain private investment (hedge) funds that are deemed permitted under the Company’s current investment strategy. These private investment funds are not currently subject to any direct regulation by the Securities and Exchange Commission, the National Association of Securities Dealers, or any other federal regulating commissions.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

          The Plan weighted average asset allocations at December 31, 2006, and 2005, by asset category are as follows:

	Target Allocations		Actual Allocations

	2006	2005	2006	2005

Asset Category:
Domestic equity funds	50.0%	45.0%	47.0%	52.0%
International equity funds	15.0	10.0	18.0	11.0
Domestic fixed income funds	20.0	35.0	17.0	23.0
International fixed income funds	5.0	10.0	5.0	10.0
Private investment (hedge) funds	10.0	—	12.0	—
Cash and cash equivalents	—	—	1.0	4.0

Total	100.0%	100.0%	100.0%	100.0%

Anticipated Contributions:

          The Company expects to make cash contributions of approximately $16.5 to the Plan during the 12 months ending December 31, 2007.

          Estimated Future Benefit Payments — Following is a summary, as of December 31, 2006, of the estimated future benefit payments from the Plans to our retirees in each of the next five fiscal years and in the aggregate for five fiscal years thereafter.

2006

2007	$6.3
2008	7.0
2009	7.8
2010	8.8
2011	9.8
Years 2012-2016	64.1

Savings Plans:

          Prior to January 1, 2006, the Company sponsored a qualified defined contribution plan and matched 50% of a participant’s contributions up to a maximum of 6% of a participant’s compensation. All employees hired after May 31, 1996 were also eligible for a discretionary contribution. The Company’s matching expense and contribution to this plan was approximately $0.5 in 2006, approximately $1.5 in 2005 and approximately $1.4 in 2004.

          Effective January 1, 2006, the Company established a second qualified defined contribution plan that matches 100% of the first 4% of a participant’s contributions of a participant’s compensation (the “401(k) Plan”). The 401(k) Plan includes the employees of the Company not covered under the collective bargaining agreement in Ilion, New York. The Company’s matching expense and contribution to this plan was approximately $1.7 in 2006. The existing qualified defined contribution plan that matches 50% of a participant’s contributions up to a maximum of 6% of a participant’s compensation remains for all employees not included in the 401(k) Plan.

          Effective January 1, 1998, the Company adopted a non-qualified defined contribution plan. The Company’s matching expense and contribution was $0.1 in 2006, $0.2 in 2005, and approximately $0.1 in 2004. As announced in the Company’s Form 8-K filed on January 11, 2007, this plan was amended in 2006 to allow participants to make an election to receive a distribution of their full accounts balance. On January 16, 2007, $1.8 was distributed to the participants. This amount is included in the Other Accrued Liabilities line on the balance sheet.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

Postretirement Benefit Plan:

          The Company sponsors an unfunded postretirement defined benefit plan which provides certain employees and their covered dependents and beneficiaries with retiree health and welfare benefits.

Change in Benefit Obligation:

	2006	2005

Benefit Obligation at Beginning of Year	$22.6	$21.6
Service Cost	0.7	0.6
Interest Cost	1.3	1.3
Amendments	(6.1)	—
Actuarial Loss	(1.8)	0.2
Benefits Paid	(1.1)	(1.1)

Benefit Obligation at End of Year	$15.6	$22.6

Accrued Benefit Cost:

	2006	2005

Funded Status	$(15.6)	$(22.6)
Unrecognized Net Actuarial Loss	0.9	3.4
Unrecognized Prior Service Cost	(10.5)	(5.1)

Accrued Postretirement Benefit Obligation	$(25.2)	$(24.3)

          The accrued postretirement benefit obligation is recorded on the consolidated balance sheet in the “Retiree Benefits, net of Current Portion” line.

Components of Net Periodic Benefit Cost for the year ended December 31:

	2006	2005	2004

Service Cost	$0.7	$0.6	$0.6
Interest Cost	1.3	1.3	1.3
Net Amortization and Deferral	0.1	—	0.3

Net Periodic Benefit Cost	$2.1	$1.9	$2.2

Weighted average assumptions used to determine net periodic benefit cost for years ended December 31:

	2006	2005	2004

Discount Rate	5.75%	6.00%	6.25%
Rate of compensation increase	4.00%	4.00%	4.00%

Assumed Healthcare cost trend rates at December 31:

	2006	2005	2004

Healthcare cost trend rate assumed for next year	10.00%	7.30%	8.05%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.25%	3.00%	3.25%
Year that the rate reaches the ultimate trend rate	2011	2011	2011

Weighted average assumptions used to determine benefit obligations at December 31:

	2006	2005

Discount Rate	6.00%	5.75%
Rate of compensation increase	4.00%	4.00%

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

          Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease

Effect on total of service and interest cost	$2.1	($1.9)
Effect on accumulated postretirement benefit obligation	0.0	(0.0)

          Estimated Future Benefit Payments — Following is a summary, as of December 31, 2006, of the estimated future benefit payments for our postretirement benefit plan in each of the next five fiscal years and in the aggregate for five fiscal years thereafter.

2006

2007	$1.1
2008	0.6
2009	0.8
2010	0.9
2011	1.1
Years 2012-2016	6.7

Note 13—Debt

          Short-term debt at December 31, 2006 of $3.1 consists of an unsecured, fixed interest agreement for financing insurance premiums. The weighted average interest rate under this agreement was 5.5% at December 31, 2006.

          Long-term debt at December 31, 2006 and 2005 consisted of the following:

	2006	2005

Revolving Credit Facility	$19.4	$19.4
10.5% Senior Subordinated Notes due 2011	200.0	200.0
Capital Lease Obligations (Note 14)	1.1	1.4
Due to RACI Holding, Inc.	0.9	0.9

Subtotal	221.4	221.7
Less: Current Portion	0.4	0.4

Total	$221.0	$221.3

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

          The Company’s Amended and Restated Credit Agreement provides up to $140.0 of borrowings under an asset-based senior secured revolving credit facility through June 30, 2010. Amounts available under the Amended and Restated Credit Agreement are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable and eligible inventory in addition to the minimum availability requirement described below. The Amended and Restated Credit Agreement also includes a letter of credit sub-facility of up to $15.0, under which the Company has aggregate outstanding letters of credit of $4.4 as of December 31, 2006.

          Key terms of the Amended and Restated Credit Agreement include the following:

(1)	The Company is required to maintain a specified minimum amount of availability ranging from $10 to $30 during the period ending on the earlier of (i) March 31, 2009 and (ii) such

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

date as the Company may determine (such period, the “Availability Test Period”) by providing written notice to agency. For any period during the Availability Test Period when such minimum availability requirement is not met, the Company must maintain a minimum consolidated fixed charge coverage ratio of 1.1 to 1.0. So long as the minimum availability requirement is met during the Availability Test Period, there is no requirement for the Company to meet the minimum fixed charge coverage ratio.

(2)

The Company is required to maintain specified minimum levels of Consolidated EBITDA ranging from $28.5 to $38 (as defined in the Amended and Restated Credit Agreement) and determined on a rolling four quarter basis during the Availability Test Period.

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

(5)

The Amended and Restated Credit Agreement contains limitations on capital expenditures exceeding $12.5 during any fiscal year, adjusted upward for any previously unspent amounts in prior years that were less than the annual $12.5 limitation. The Amended and Restated Credit Agreement allowed for capital expenditures up to $28.9 in the 2007 fiscal year including unused capacity carried over from 2003, 2004, 2005 and 2006.

(6)

The Amended and Restated Credit Agreement contains limitations on indebtedness, liens, investments, mergers and other acquisitions, asset dispositions, transactions with affiliates, and dividends and other distributions.

(7)	The Amended and Restated Credit Agreement contains customary events of default.

(8)

The Company is required to pay certain fees in connection with the Amended and Restated Credit Agreement, including (1) letter of credit fees, (2) agency fees (3) an unused line fee of 0.375% is payable if the average revolver facility balance is 50% or more of the aggregate Revolver Commitments in effect on the first day of such month, subject to adjustment upward to 0.500% if the average outstanding Credit Facility balance under the Amended and Restated Credit Agreement for any month is less than 50% of the aggregate revolving commitments in effect on the first day of such month and (4) audit and appraisal fees.

(9)	The Amended and Restated Credit Agreement contains other customary affirmative and negative covenants including but not limited to those listed above.

          The interest rate margin for the ABR and the Euro-Dollar loans at December 31, 2006 was 0.50% and 2.00%, respectively. The weighted average interest rate under the Company’s outstanding credit facility was 7.60% and 6.70% for the year-to-date periods ended December 31, 2006 and 2005, respectively.

          As of December 31, 2006 approximately $51.2 in additional borrowings beyond the minimum availability requirements were available as determined pursuant to the Amended and Restated Credit Agreement.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

          The Company’s $200.0 aggregate principal amount 10.5% Senior Notes due 2011 (the “Notes”) became redeemable at the option of the Company, in whole or in part, any time on or after February 1, 2007. The redemption price ranges from 105.3% of the principal amount in 2007 to 100% in the year 2009 and thereafter. In the event of a change in control, the Notes may be tendered at the option of the holders for the principal amount plus applicable interest and premium at that date. The Notes are unsecured senior obligations of the Company that are contractually pari passu with all existing and future senior indebtedness, if any, of the Company, but are effectively subordinate to secured indebtedness, including its indebtedness under the Amended and Restated Credit Agreement to the extent of the assets securing such indebtedness.

          The indenture for the Notes and the Amended and Restated Credit Agreement contain various restrictions on the Company’s ability to incur debt, pay dividends and enter into certain other transactions. In addition, the indenture for the Notes permits repurchases of the Notes on the open market, subject to limitations that may be contained in the Amended and Restated Credit Agreement.

Note 14—Leases

          Future minimum lease payments under capital leases and noncancellable operating leases, together with the present value of the net minimum capital lease payments at December 31, 2006, are as follows:

	Capital Leases	Operating Leases

Minimum Lease Payments for Years Ending December 31:
2007	$0.5	$1.2
2008	0.7	1.1
2009	—	1.0
2010	—	1.0
2011	—	—
Thereafter	—	—

Total Minimum Lease Payments	1.2	$4.3

Less: Amount representing interest	0.1

Present Value of Net Minimum Lease Payments	$1.1

          Rental expenses for operating leases for 2006, 2005 and 2004 were $1.5, $1.8 and $1.8. The Company leases a portion of its equipment under operating leases that expire at various dates through 2011.

Note 15—Stock Purchase and Option Plans

          As of December 31, 2006, Holding has reserved 39,615 shares of the Class A Common Stock, par value $.01 per share, of Holding (“Common Stock”) for issuance in accordance with the terms of the RACI Holding, Inc. Stock Incentive Plan (the “1999 Stock Incentive Plan”) and the RACI Holding, Inc. 2003 Stock Option Plan (the “2003 Stock Option Plan”). Options granted pursuant to these plans have historically been awarded to employees and directors of the Company.

          As of December 31, 2005, 2,230 redeemable shares of Class A Common Stock, 6,637 redeemable deferred shares of Class A Common Stock and 427 matching options have been issued under the 1999 Stock Incentive Plan. Options to purchase 12,478 shares of Class A Common Stock have been granted under the 2003 Stock Option Plan. As previously disclosed in the Company’s Form 8-K filed on February 28, 2006 under the Exchange Act, the Company’s former Chief Operating Officer Ronald H. Bristol II resigned from his employment with the Company effective February 28, 2006. On February 28, 2006, Mr. Bristol entered into an agreement whereby his outstanding 2,270 options were cancelled, and his 781 deferred shares and 141 redeemable shares were converted into Class A Common Stock of Holding.

          At December 31, 2006, management has assessed the fair value of Common Stock to be approximately $270.00 per share with the assistance of third party valuation consultants.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

          At December 31, 2006 options to purchase 10,635 shares of Common Stock were outstanding, at a per share exercise price of $220.31, of which 427 options were exercisable. Subject to the continued service of any option-holder, 5,104 of the options vest ratably in June 2007 and 2008, respectively; and 5,104 of the options vest in June 2012. The vesting of options may be accelerated upon the occurrence of certain events specified in the plans including a change in control as defined therein. Options not exercised will expire on the tenth anniversary of the date of grant. The following is a summary of stock option activity under the 1999 Stock Incentive Plan and the 2003 Stock Option Plan:

	2006		2005		2004

	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price

Outstanding at January 1,	12,905	$220	14,114	$220	15,138	$220
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Cancelled/Forfeited	2,270	$220	1,209	$220	1,024	$220

Outstanding at December 31,	10,635	$220	12,905	$220	14,114	$220

Exercisable at December 31,	427	$220	284	$220	242	$220

Weighted Average Fair Value Options Granted	NA		NA		NA

          The exercise price of all outstanding options at December 31, 2006 is $220.31, and the weighted average contractual life on the unvested options outstanding at December 31, 2006 is estimated to be 3.3 years. Included in the 10,635 options above are 427 options that were granted in 2004 which are accounted for under FIN 44, “Accounting for Certain Transactions involving Stock Compensation”. If the market value of class A common stock increases, Holding is required to recognize as expense, which will be pushed down to the Company since the holders of the options are employees of the Company, the incremental difference above the grant value. For the remaining 10,208 shares of Common Stock, the Company has adopted the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment (“SFAS 123R”). See Note 5, “Summary of Significant Accounting Policies”.

Note 16—Investment in Unconsolidated Joint Venture

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

          Management has assessed the accounting treatment of RELES under the provisions of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51 (“FIN 46R”), and APB 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”), and has concluded that RELES is a variable interest entity. However, as the Company is not the primary beneficiary, RELES is accounted for under the equity method of accounting. Accordingly, an investment is recognized on the Company’s balance sheet (included in “Other Noncurrent Assets”) at the carrying value of the Company’s cumulative cash contributions to RELES adjusted for the Company’s cumulative equity in (earnings) loss recorded on the Company’s statement of operations, and the Company’s 50% share of RELES’s operating results is recorded in the Company’s statement of operations (included in “Equity in (Earnings) Loss from Unconsolidated Joint Venture”) during each period that RELES produces financial results. If the Company’s share of cumulative net losses exceeds the investment in RELES, the Company discontinues recognition of net losses in accordance with APB 18 since the Company does not guarantee or is not otherwise committed to fund the obligations of RELES.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

          During the second quarter of 2006, the Company reduced its investment in RELES to zero and discontinued the recognition of net losses. As of December 31, 2006, RELES must generate net income of $1.0 before any income or investment asset would be recognized by the Company.

          The following summarizes the Company’s investment account balance associated with RELES at:

	December 31, 2006	December 31, 2005

Account
Investment in Unconsolidated Joint Venture	$—	$0.2
Equity in Losses from Unconsolidated Joint Venture	0.4	1.0

          Through December 31, 2006, the Company has made a total of $1.5 in cumulative cash contributions to RELES and accordingly the Company has no more contracted commitments to fund RELES, although the Company may consider additional contributions in the future.

Note 17—RACI Holding Recapitalization Transactions

          In the first quarter of 2003, Remington completed transactions related to the recapitalization of Holding, resulting in the current capital structure of the Company and Holding:

(1)	A private offering of $200.0 principal amount of Notes due in January 2011. See Note 13.

(2)	The closing by Remington of a credit facility expiring in January 2008, the 2003 Credit Agreement. See Note 13.

(3)	The issuance and sale by Holding, for $30.8, of 140,044 shares of common stock of Holding to Bruckmann, Rosser, Sherrill & Co. II, L.P. (the “BRS Fund”) and others.

(4)

The issuance of $32.9 aggregate principal amount of senior notes of Holding (the “Holding Notes”). As of December 31, 2006, the Holding Notes had a total carrying value of $45.2, consisting of two notes with carrying values of $26.7 and 18.5 due to accrued paid-in-kind interest, due in 2011 and 2012. The Clayton & Dubilier Private Equity Fund IV Limited Partnership (the “Fund”) holds all of the Holding Notes. The Company made a $100.0 dividend to Holding in connection with the funding of the repurchase of 722,981 shares of common stock and the cancellation of 64,144 options in respect of common stock of Holding.

Note 18—Commitments and Contingencies

Purchase Commitments

          The Company has various purchase commitments, approximating $4.2 for 2007, $1.8 for 2008, $1.3 for 2009, $1.0 for 2010 and $0.5 for 2011, for services incidental to the ordinary conduct of business, including, among other things, a services contract with its third party warehouse provider. Such commitments are not at prices in excess of current market prices. Included in the purchase commitment amount are the Company’s purchase contracts with certain raw materials suppliers, for periods ranging from one to seven years, some of which contain firm commitments to purchase minimum specified quantities. During the fourth quarter of 2005, the Company entered into a settlement of a contract in the Firearms reporting segment, recognizing a $1.2 gain in the accompanying statement of operations included in the Other Income, net line item. That contract would otherwise have expired in 2012. The Company has leased equipment that allows the Company to manufacture its own steam supply as a result of the contract settlement and accordingly is no longer dependent on a third party for this manufacturing requirement. Otherwise, such contracts had no significant impact on the Company’s financial condition, results of operations, or cash flows during the reporting periods presented herein.

Product Liability Litigation

          Since December 1, 1993, we have maintained insurance coverage for product liability claims subject to certain self-insured retentions on a per-occurrence basis for personal injury or property damage relating to occurrences

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

arising after the Acquisition. We believe that our current product liability insurance coverage for personal injury and property damage is adequate for our needs. Our current product liability insurance policy runs from December 1, 2006 through November 30, 2007 and provides for a self-insured retention of certain self-insured retention amounts per occurrence. It also includes a limited batch clause provision. Applicable to our primary Products policy, this allows that a single retention be assessed when the same defects manufactured in a common lot or batch results in multiple injuries or damages to third parties. The policy excludes from coverage any pollution-related liability. Based in part on the nature of our products, economic conditions, and other events, there can be no assurance that we will be able to obtain adequate product liability insurance coverage upon the expiration of the current policy. Certain of our current excess insurance coverage expressly excludes actions brought by municipalities as described below.

          As a result of contractual arrangements, we manage the joint defense of product liability litigation involving Remington brand firearms and our ammunition products for both Remington and the Sellers. As of December 31, 2005, approximately 13 individual bodily injury cases and claims were pending, primarily alleging defective product design, defective manufacture and/or failure to provide adequate warnings; some of these cases seek punitive as well as compensatory damages. We have previously disposed of a number of other cases involving post-Acquisition occurrences by settlement. Of the individual cases and claims pending as of December 31, 2006, one involves a matter for which the Sellers retained liability and are required to indemnify us. The remaining approximately 12 pending cases involve post-Acquisition occurrences for which we bear responsibility under the Purchase Agreement.

          The relief sought in individual cases includes compensatory and, sometimes, punitive damages. Not all complaints or demand letters expressly state the amount of damages sought. As a general matter, when specific amounts are provided, compensatory damages sought range from less than $0.1 to more than $10.0, while demands for punitive damages may range from less than $0.5, to as much as $100.0. Of the 12 individual post-Acquisition claims pending as of December 31, 2006, where specific initial demands have been made, claimants purport to seek approximately $28.5 in compensatory and $10 million in punitive damages. In the Company’s experience, initial demands do not generally bear a reasonable relationship to the facts and circumstances of a particular matter, and in any event, typically are reduced significantly as a case proceeds. The Company believes that its accruals for product liability cases and claims are a superior quantitative measure of the cost to it of product liability cases and claims.

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

          To date, most municipal lawsuits have been dismissed and are no longer subject to appeal, including that involving local California governments. The remaining lawsuits are in various stages of motion practice, discovery, and trial preparation. A majority of states have enacted some limitation on the ability of local governments to file such lawsuits against firearms manufacturers. In addition, similar legislation limiting such lawsuits on a federal level has been passed in both houses of Congress, most recently by the House of Representatives on October 20, 2005. President Bush signed the Protection of Lawful Commerce in Arms Act on October 26, 2005. However, the applicability of the law to various types of governmental and private lawsuits has been challenged.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

          On March 16, 2007, Remington, Holding, Clayton Dubilier & Rice, Inc. and certain affiliates, Bruckmann, Rosser, Sherrill & Co., LLC and certain affiliates, Thomas Millner (Remington’s President, Chief Executive Officer and a director), Leon Hendrix (Remington’s Chairman), and Michael Babiarz (a Remington director), as defendants, and Robert Haskin (a former Remington director and employee), as plaintiff, entered into an agreement under which Remington agreed to pay Mr. Haskin $0.8 in consideration for dismissal of a non-employment related lawsuit and the granting of mutual releases by the parties. The $0.8 was recorded as an expense in the December 31, 2006, results of operations in accordance with SFAS 5 as the loss contingency became probable and reasonably estimated. In the lawsuit, filed in 2006 in the General Superior Court of Justice, Superior Court Division, Guilford County, North Carolina, Mr. Haskin alleged he was entitled to receive a fee in connection with a transaction completed by the Company. The lawsuit initially sought in excess of $1.0.

          The Company is involved in lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. The Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its financial position, results of operations or cash flows.

Certain Indemnities

          As of the closing of the Acquisition in December 1993 under the Purchase Agreement, we assumed:

•	a number of specified liabilities, including certain trade payables and contractual obligations of the Sellers;

•	limited financial responsibility for specified product liability claims relating to disclosed occurrences arising prior to the Acquisition;

•	limited financial responsibility for environmental claims relating to the operation of the business prior to the Acquisition; and

•	liabilities for product liability claims relating to occurrences after the Acquisition, except for claims involving products discontinued at time of closing.

          All other liabilities relating to or arising out of the operation of the business prior to the Acquisition are excluded liabilities (the “Excluded Liabilities”), which the Sellers retained. The Sellers are required to indemnify Remington and its affiliates in respect of the Excluded Liabilities, which include, among other liabilities:

•	liability in excess of our limited financial responsibility for environmental claims and disclosed product liability claims relating to pre-closing occurrences;

•	liability for product liability litigation related to discontinued products; and

•	certain tax liabilities, employee and retiree compensation and benefit liabilities, and intercompany accounts payable which do not represent trade accounts payable.

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

          At December 31, 2006 and 2005, the Company’s accrual for product liability cases and claims was $10.5 and $10.1, respectively. The amount of the Company’s accrual for product liability cases and claims is based upon estimates developed as follows. We establish reserves for anticipated defense and disposition costs to us of those pending cases and claims for which we are financially responsible. Based on those estimates and an actuarial analysis of actual defense and disposition costs incurred by the Company with respect to product liability cases and claims in recent years, the Company determines estimated defense and disposition costs for unasserted product liability cases and claims. The Company combines the estimated defense and disposition costs for both pending and unasserted cases and claims to determine the amount of the Company’s accrual for product liability cases and claims. It is reasonably possible additional experience could result in further increases or decreases in the period in which such information is made available. The Company believes that its accruals for losses relating to such cases and claims are adequate. The Company’s accruals for losses relating to product liability cases and claims includes accruals for all probable losses the amount of which can be reasonably estimated. Based on the relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Acquisition, the Company’s accruals for the uninsured costs of such cases and claims and the Sellers’ agreement to be responsible for a portion of certain post-Acquisition shotgun-related product liability costs, as well as the type of firearms products made by the Company), the Company does not believe with respect to product liability cases and claims that any reasonably possible loss exceeding amounts already recognized through the Company’s accruals has been incurred.

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

Environmental

          The Company does not expect current environmental regulations to have a material adverse effect on the financial condition, results of operations or cash flows. However, the Company’s liability for future environmental remediation costs is subject to considerable uncertainty due to the complex, ongoing and evolving process of identifying the necessity for, and generating cost estimates for, remedial work. Furthermore, there can be no assurance that environmental regulations will not become more restrictive in the future. The Company has not identified any loss contingencies with respect to environmental remediation costs the realization of which the Company believes to be reasonably possible.

Note 19—Income Taxes

          The provision for income taxes consists of the following components:

	2006	2005	2004

Federal:
Current	$—	($2.4)	($5.2)
Deferred	0.9	2.9	17.4
State:
Current	(0.2)	—	0.2
Deferred	0.2	(0.1)	1.6

	$0.9	$0.4	$14.0

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	2006		2005

	Current Noncurrent		Current Noncurrent

Deferred tax assets:
Accrued employee and retiree benefits	$3.7	$16.1	$3.8	$19.2
Product, environmental and other liabilities	2.1	3.7	1.4	3.8
Receivables and inventory	4.7	0.2	3.4	—
Other comprehensive income	—	3.6	—	3.4
Federal tax credits	—	0.4	—	0.4
State tax credits	—	1.7	—	1.5
Net operating losses	—	3.5	—	1.6

Total deferred tax assets	10.5	29.2	8.6	29.9
Valuation allowance	(7.2)	(20.1)	(5.8)	(19.8)

Net deferred tax asset	3.3	9.1	2.8	10.1

Deferred tax liabilities:
Property, plant and equipment	—	(10.6)	—	(11.4)
Intangibles	—	(8.5)	—	(7.6)
Other comprehensive income	(2.4)	—	(2.0)	—

Total deferred tax liabilities	(2.4)	(19.1)	(2.0)	(19.0)

Net deferred tax asset (liability)	$0.9	($10.0)	$0.8	($8.9)

          As of December 31, 2006, a valuation allowance of approximately $27.3 has been established against deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”) as compared to the $25.6 reserve that existed as of December 31,

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

2005. The $1.7 net change in the valuation allowance consisted of an increase of $1.9 taken as a charge against earnings primarily related to the $0.9 increase in net deferred tax assets in 2006 for which the benefits may not be realized and an increase of $1.0 due to an increase in deferred tax liabilities associated with indefinite-lived intangible assets that have an indefinite reversal period. A change of $0.2 was recorded against equity as a component of other comprehensive income as a result of a decrease in the net deferred tax asset associated with other comprehensive income. The income tax expense in the statements of operations primarily reflects state income taxes and the increase in deferred tax liabilities associated with indefinite-lived intangible assets that have an indefinite reversal period.

          Realization of the deferred tax assets is largely dependent upon future profitable operations, if any, and the reversals of existing taxable temporary differences. As a result of previous pre-tax losses from continuing operations and future taxable income expected to arise primarily from the reversal of and creation of temporary differences for the foreseeable future, we determined that in accordance with SFAS No. 109, it is not appropriate to recognize these deferred tax assets. Although there can be no assurance that such events will occur, the valuation allowance may be reversed in future periods to the extent that the related deferred income tax assets no longer require a valuation allowance under the provisions of SFAS No. 109.

          Income tax payments were approximately zero, zero, and $5.6 in 2006, 2005 and 2004, respectively. In 2006, 2005 and 2004 there were net tax refunds of approximately $2.4, $2.4 and zero.

          At December 31, 2006 the Company has various losses, credit and other carry-forwards available to reduce future taxable income and tax thereon. The carry-forwards, as well as the related tax benefits associated with the carry-forwards, will expire as follows:

Expiration	US Federal loss carry-forwards	State loss carry-forwards	Tax credit and other carry- forwards

1 – 5 years	$—	$0.8	$—
6 – 20 years	1.4	1.3	0.4
Beyond 20 years	—	—	1.3

Total	$1.4	$2.1	$1.7

          The following is a reconciliation of the statutory federal income tax rate to the Company’s effective income tax rates:

	2006	2005	2004

Federal statutory rate	35.0%	(35.0)%	(35.0)%
State income taxes, net of Federal benefits	(17.5)	0.4	(1.2)
Permanent differences	(8.5)	3.6	0.7
State tax net operating losses, net of Federal benefits	(43.4)	(10.0)	—
State tax credits, net of Federal benefits	(6.1)	(4.4)	—
Increase in valuation allowance	175.3	53.4	418.0
Federal tax credits	—	(2.3)	(1.1)
Federal net operating loss	(56.4)	—	—
Other	(3.4)	(3.3)	(2.9)

Effective income tax rate	75.0%	2.4%	(378.5)%

          The Company is currently subject to ongoing audits by various state tax authorities. Depending on the outcome of these audits, the Company may be required to pay additional taxes, related interest or penalties. However, management does not believe that any additional taxes and related interest or penalties would have a material impact on the Company’s financial position, results of operations, or cash flows.

          On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the “Jobs Act”) into law. The Jobs Act includes provisions that, based on our level of profitability, may materially affect the Company’s

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

accounting for income taxes. The Company has assessed the impact of the Jobs Act and has determined it had no impact on 2005 or 2006 due to the Company’s operating performance.

Note 20—Related Party Transactions

          BRSE, L.L.C., the general partner of the BRS Fund, which owned 61.3% of the outstanding Common Stock of Holding at December 31, 2006, is a private investment fund managed by Bruckmann, Rosser, Sherrill & Co. L.L.C. (“BRS”). The CDR Fund, which owned 13.0% of the outstanding Common Stock of Holding at December 31, 2006 (and through proxy controlled 26.6% of the voting rights), is a private investment fund managed by Clayton, Dubilier & Rice, Inc. (“CD&R”). CD&R also holds the Holding Notes. Both BRS and CD&R receive an annual fee for management and financial consulting services provided to the Company and reimbursement of related expenses. Fees and expenses paid to CD&R were $0.6 in 2006, 2005 and 2004. Fees and expenses paid to BRS were $0.6 in 2006 and $0.5 in 2005 and 2004.

          Remington paid fees to the law firm of Debevoise & Plimpton LLP during 2006 for legal services rendered. Franci J. Blassberg, Esq., a member of Debevoise & Plimpton LLP, is married to Joseph L. Rice, III, who is the Chairman, a director and a stockholder of CD&R and a general partner of Associates IV. Fees and expenses paid to Debevoise & Plimpton LLP for 2006, 2005 and 2004 were $1.5, $0.4 and $0.5, respectively.

          In 2004, the Board of Directors of the Company declared and the Company paid dividends of $2.2 to Holding.

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

          During 2006, the Company converted $0.3 of RACI Holding, Inc. stock liability to equity associated with employee stock option expense in accordance with SFAS 123R.

          As of December 31, 2006, $0.9 ($1.0 as of December 31, 2005) is due to RACI Holding, Inc. representing the outstanding principal balance of three notes established in connection with the Kentucky economic development project. During 2006, a payment of $0.1 was made to RACI Holding, Inc. for interest expense in connection with loans for a Kentucky economic development project.

Note 21—Financial Instruments

          The estimated fair value of the Company’s debt at December 31, 2006 was $213.0 compared to a carrying value of $224.5. These 2006 amounts include Short-Term Debt of $3.1 for financing of the Company’s insurance policies. The estimated fair value and the carrying value of the Company’s debt at December 31, 2005 was $198.6 and $221.7, respectively. The estimated fair value of long-term debt is primarily based upon quoted market prices for the Company’s Notes, and based upon carrying value for the Company’s short term indebtedness and its variable-rate Credit Facility.

          The Company purchases copper, lead, and zinc options contracts (first purchased zinc contracts during second quarter of 2006) to hedge against price fluctuations of anticipated commodity purchases. The options contracts limit

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

the unfavorable effect that price increases will have on these metal purchases. At December 31, 2006, the fair value of the Company’s outstanding derivative contracts relating to firm commitments and anticipated consumption (aggregate notional amount 44.6 million pounds of copper, lead and zinc) up to eighteen months from such date was $6.6 as determined with the assistance of a third party. At December 31, 2005, the fair value of the Company’s outstanding derivatives contracts relating to firm commitments and anticipated consumption (aggregate notional amount of 40.7 million pounds of copper and lead) up to twelve months from such date was $5.6 as determined with the assistance of a third party. Net gains of $12.0 on derivative instruments were reclassified to cost of goods sold from accumulated other comprehensive income based on inventory turns, during the year-to-date period ended December 31, 2006 and net gains on a net-of-tax basis of $2.2 and $2.5 on derivative instruments were reclassified to cost of goods sold from accumulated other comprehensive loss based on inventory turns, during the year-to-date periods ended December 31, 2005, and 2004, respectively.

Note 22—Segment Information

          The Company identifies its reportable segments in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). Based upon SFAS 131, the Company’s business is classified into two reportable segments: Firearms, which designs, manufactures, and markets recreational shotguns and rifles, and Ammunition, which designs, manufactures and markets sporting ammunition and ammunition reloading components. The remaining operating segments, which includes accessory related gun products, the manufacture and marketing of clay targets and powder metal products, licensed products, and the distribution of security products to the federal agency, law enforcement, and military markets, are combined into our All Other reporting segment. Other reconciling items include corporate, other assets not allocated to the individual segments and discontinued operations. The chief operating decision maker is the president and chief executive officer.

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

          Reportable segments were separately identified based on segment revenue, Adjusted EBITDA and assets. Firearms accounted for approximately 50%, 49%, and 49% of our net sales in 2006, 2005 and 2004, respectively, and ammunition accounted for approximately 46%, 45%, and 45% of our net sales in each of 2006, 2005, and 2004, respectively. The Company has no material intersegment revenue.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

Information on Segments:

	2006	2005	2004

Net Sales:
Firearms	$223.4	$202.2	$193.4
Ammunition	204.9	184.5	176.1
All Other	17.7	23.7	23.5

Consolidated Net Sales	$446.0	$410.4	$393.0

Adjusted EBITDA:
Firearms	$22.9	$21.4	$25.8
Ammunition	17.5	6.6	11.3
All Other	1.1	3.1	4.0
Other Reconciling Items	1.0	0.3	(2.5)

Consolidated Adjusted EBITDA	$42.5	$31.4	$38.6

Assets:
Firearms	$151.0	$153.3	$137.8
Ammunition	122.2	114.6	110.4
All Other	21.5	15.5	12.8
Other Reconciling Items	76.6	79.9	93.4

Consolidated Assets	$371.3	$363.3	$354.4

Gross Capital Expenditures:
Firearms	$2.8	$4.3	$4.8
Ammunition	2.8	3.9	3.8
All Other	0.8	0.1	0.2
Other Reconciling Items	0.1	1.8	0.7

Gross Consolidated Capital Expenditures	$6.5	$10.1	$9.5

Reconciliation of Income (Loss) from Operations to Adjusted EBITDA

	Year ended December 31,

	2006	2005	2004

Adjusted EBITDA	$42.5	$31.4	$38.6
Adjustments:
Depreciation & Amortization (A)	10.0	9.6	9.2
Interest Expense(B)	28.0	26.4	24.7
Other noncash charges (C)	(0.3)	6.0	7.4
Equity in loss for Unconsolidated Joint Venture	0.4	1.0	—
Non-recurring and Restructuring Items (D)	3.2	4.9	(12.7)
Income Taxes(B)	0.9	0.4	14.1

Net Income (Loss)	$0.3	$(16.9)	$(4.1)

(A)	Excludes amortization of deferred debt issuance costs of $1.6, $1.8 and $1.9, in 2006, 2005 and 2004, respectively, which is included in interest expense.

(B)	Amounts include interest expense of zero, zero, and $0.1, and income tax expense of zero, zero, and $0.1, in 2006, 2005 and 2004, respectively, which was reclassified to discontinued operations.

(C)

Non-cash charges consist of the following: (i) for the year ended December 31, 2004, a $7.1 accrual for retiree benefits and a $0.3 loss on disposal of assets; (ii) for the year ended December 31, 2005, a $5.6 accrual for retiree benefits and a $0.4 loss on disposal of assets, and (iii) for the year ended December 31, 2006, a $6.0 accrual for retiree benefits, $0.8 loss on disposal of assets, a $7.4 curtailment gain on pension expense, and $0.3 of other compensation expense associated with stock option expense recognition under SFAS 123R.

(D)

Nonrecurring and restructuring expenses consist of the following: (i) for the year ended December 31, 2004, $13.6 gain from the disposal of discontinued operations; offset by $0.7 from the fees associated with an exclusive distribution agreement and $0.2 for accrued severance; (ii) for the year ended December 31, 2005, $0.6 for severance charges, $0.3 for fees associated with an exclusive distribution agreement, a write-off of debt issuance costs of $0.5 associated with the permanent reduction in borrowing capacity, $1.0 associated with the write-down in embellishing fixed assets in the Firearms reporting unit, and impairment charges of $3.7 associated with the write-down in goodwill, trademarks, and fixed assets of the Clay Targets reporting unit, offset by $1.2 gain associated with the settlement of a contract in the Firearms reporting unit, and (iii) for the year ended December 31, 2006, $2.8 associated with professional fees, $0.2 associated with the write-down in embellishing fixed assets in the firearms reporting unit, and $0.2 associated with an exclusive distribution agreement.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

Geographic Information:

	2006	2005	2004

Net Sales:
Domestic	$418.3	$388.0	$373.1
Foreign	27.7	22.4	19.9

Consolidated Net Sales	$446.0	$410.4	$393.0

          There are no material assets owned by the Company outside the United States. Approximately 18% of the Company’s net sales in 2006, 17% in 2005, and 16% in 2004 consisted of sales made to a single customer. This customer affects sales to both our Firearms and Ammunition segments. The Company’s sales to this customer are not governed by a written contract between the parties. Although the Company believes its relationship with this customer is good, the loss of this customer or a substantial reduction in sales to this customer could adversely affect the Company’s financial condition or results of operations. No other single customer comprises greater than or equal to 10% of sales.

Note 23—Financial Position and Results of Operations of Remington Arms Company, Inc.

          The following condensed consolidating financial data provides information regarding the financial position and results of operations of Remington Arms Co, Inc. (Remington), including Remington’s 100% owned subsidiaries, RA Brands, RA Factors, and Remington Steam. This information complies with Rule 3-10 of Regulation S-X and does not contain the financial statement disclosures required for a complete set of financial statements as required by GAAP. Separate financial statements of Holding, Remington’s sole shareholder, are not presented because management has determined that they would not be material to holders of the Company’s public securities, the Notes. Holding is not a guarantor of the Notes. The Notes are fully and unconditionally guaranteed on a joint and several basis by all of Remington’s subsidiaries, except Steam. Remington Steam is a discrete legal entity; it is disregarded as an entity separate from its owner and has no separate financial information. In addition, Remington Steam is not included in the prior period statements because it was formed in January 2006 to accommodate changes to the Company’s long-term steam supply at its Ilion, New York facility and had no operations prior thereto. Holding does not have any significant independent operations or assets other than its ownership interest in Remington. Holding has $45.2 aggregate principal amount, including paid-in-kind interest, of senior notes due in 2011 and 2012 which were created during the recapitalization of Holding in February 2003.

REMINGTON ARMS COMPANY, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2006

	Remington And Remington Steam	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co. and Subsidiaries

ASSETS
Current Assets	$224.3	$1.4	$—	$225.7
Receivable from Remington, Net	—	67.7	67.7	—
Equity method investment in subsidiaries	104.8	—	104.8	—
Noncurrent Assets	102.3	43.3	—	145.6

Total Assets	$431.4	$112.4	$172.5	$371.3

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities	$95.4	$0.1	$—	$95.5
Payable to RACI Holding, Inc., Net	0.9	—	—	0.9
Payable to RA Brands, L.L.C., Net	67.7	—	67.7	—
Noncurrent Liabilities	277.6	7.5	—	285.1
Shareholder’s Equity	(10.2)	104.8	104.8	(10.2)

Total Liabilities and Shareholder’s Equity	$431.4	$112.4	$172.5	$371.3

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

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

REMINGTON ARMS COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Year Ended December 31, 2006	Remington and Remington Steam	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries

Net Sales	$446.0	$—	$—	$446.0
Cost of Sales	(338.4)	—	—	(338.4)

Gross Profit	107.6	—	—	107.6
Subsidiary Income (Expense)	(31.2)	31.2	—	—
Research and Development Expenses	—	(6.4)	—	(6.4)

All Other Expense	(100.2)	(0.7)	—	(100.9)
Income from Equity Investees	24.1	—	24.1	—

Net Income	$0.3	$24.1	$24.1	$0.3

Year Ended December 31, 2005	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries

Net Sales	$410.4	$—	$—	$410.4
Cost of Sales	(324.9)	—	—	(324.9)

Gross Profit	85.5	—	—	85.5
Subsidiary Income (Expense)	(27.4)	27.4	—	—
Research and Development Expenses	—	(5.9)	—	(5.9)
Impairment Charges	(4.7)	—	—	(4.7)
All Other Income (Expenses)	(91.7)	(0.1)	—	(91.8)
Income from Equity Investees	21.4	—	21.4	—

Net (Loss) Income	$(16.9)	$21.4	$21.4	$(16.9)

Year Ended December 31, 2004	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries

Net Sales	$393.0	$—	$—	$393.0
Cost of Sales	(302.5)	—	—	(302.5)

Gross Profit	90.5	—	—	90.5
Subsidiary Income (Expense)	(25.7)	25.7	—	—
Research and Development Expenses	—	(6.1)	—	(6.1)
All Other Income (Expenses)	(94.3)	(7.8)	—	(102.1)
Gain on Sale of Assets	1.9	11.7	—	13.6
Income from Equity Investees	23.5	—	23.5	—

Net (Loss) Income	$(4.1)	$23.5	$23.5	$(4.1)

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

REMINGTON ARMS COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
December 31, 2006

	Remington and Remington Steam	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries

Operating Activities
Net Cash Provided by Operating Activities	$13.0	$0.2	$—	$13.2

Investing Activities
Purchase of Property, Plant & Equipment	(7.1)	—	—	(7.1)
Premiums Paid for Company Owned Life Insurance	(0.6)	—	—	(0.6)
Cash Contribution to Unconsolidated Joint Venture	(0.2)	—	—	(0.2)

Net Cash Used in Investing Activities	(7.9)	—	—	(7.9)

Financing Activities
Net Borrowings on Revolving Credit Facility	—	—	—	—
Principal Payments on Long-Term Debt	(0.3)	—	—	(0.3)
Debt Issuance Costs for Revolving Credit Facility	(0.8)	—	—	(0.8)
Capital Contribution Received from RACI Holding, Inc.	0.3	—	—	0.3
Cash Contribution to RACI Holding, Inc.	(0.1)	—	—	(0.1)
Change in Book Overdraft	(4.4)	—	—	(4.4)

Net Cash Used in Financing Activities	(5.3)	—	—	(5.3)

Change in Cash and Cash Equivalents	(0.2)	0.2	—	—
Cash and Cash Equivalents at Beginning of Year	0.5	—	—	0.5

Cash and Cash Equivalents at End of Year	$0.3	$0.2	$—	$0.5

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

REMINGTON ARMS COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
December 31, 2005

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries

Operating Activities
Net Cash Used in Operating Activities	$(6.0)	$—	$—	$(6.0)

Investing Activities
Purchase of Property, Plant & Equipment	(9.4)	—	—	(9.4)
Premiums Paid for Company Owned Life Insurance	(0.7)	—	—	(0.7)
Cash Contribution to Unconsolidated Joint Venture	(1.0)	—	—	(1.0)

Net Cash Used in Investing Activities	(11.1)	—	—	(11.1)

Financing Activities
Net Borrowings on Revolving Credit Facility	17.6	—	—	17.6
Principal Borrowings on Long-Term Debt	0.6	—	—	0.6
Cash Contribution from RACI Holding, Inc.	0.1	—	—	0.1
Change in Book Overdraft	(1.1)	—	—	(1.1)

Net Cash Provided by Financing Activities	17.2	—	—	17.2

Change in Cash and Cash Equivalents	0.1	—	—	0.1
Cash and Cash Equivalents at Beginning of Year	0.4	—	—	0.4

Cash and Cash Equivalents at End of Year	$0.5	$—	$—	$0.5

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

REMINGTON ARMS COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
December 31, 2004

	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries

Operating Activities
Net Cash Used in Operating Activities	$(11.9)	$—	$—	$(11.9)

Net Cash Provided by Discontinued Operations	0.1	—	—	0.1

Net Cash Used in Operating Activities	(11.8)	—	—	(11.8)

Investing Activities
Net Proceeds from Sale of Assets	16.3	26.5	—	42.8
Dividends Received	26.5	—	(26.5)	—
Capital Expenditures	(7.8)	—	—	(7.8)
Proceeds from Sale of Property, Plant & Equipment	0.4	—	—	0.4
Cash Contribution to Unconsolidated Joint Venture	(0.3)	—	—	(0.3)

Net Cash Provided by (used in) Investing Activities	35.1	26.5	(26.5)	35.1

Financing Activities
Net Payments on Revolving Credit Facility	(26.5)	—	—	(26.5)
Cash Dividends Paid	(2.2)	(26.5)	26.5	(2.2)
Principal Payments on Long-Term Debt	(0.5)	—	—	(0.5)
Capital Contributions from RACI Holding, Inc.	3.2	—	—	3.2
Amount Paid on Behalf of RACI Holding, Inc.	(0.6)	—	—	(0.6)
Decrease Book Overdraft	3.3	—	—	3.3

Net Cash Used in Financing Activities	(23.3)	(26.5)	26.5	(23.3)

Increase (Decrease) in Cash and Cash Equivalents	—	—	—	—
Cash and Cash Equivalents at Beginning of Year	0.4	—	—	0.4

Cash and Cash Equivalents at End of Year	$0.4	—	—	$0.4

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in millions, except per share data)

Note 24—Quarterly Financial Data (unaudited)

2006	First	Second	Third	Fourth

Net Sales	$96.5	$91.1	$131.9	$126.5
Gross Profit (1)	18.3	18.2	30.7	40.4
Net (Loss) Income (1)	(7.3)	(8.8)	2.6	13.8

2005	First	Second	Third	Fourth

Net Sales	$84.9	$92.7	$124.5	$108.3
Gross Profit	17.7	17.5	25.6	24.7
Net (Loss) Income from continuing operations (2) (3)	(10.0)	(7.6)	(0.2)	1.0
Net Income from discontinued operations	(0.1)	—	—	—
Net (Loss) Income (2) (3)	(10.1)	(7.6)	(0.2)	1.0

(1) A curtailment gain of $7.4 was recorded in the fourth quarter of 2006 associated with the freezing of the Defined Benefit Plan and the Supplemental Plan – See Note 12.

(2) Impairment charges of $3.7 were recorded in the first quarter of 2005 associated with the Clay Targets reporting unit – See Note 3.

(3) A valuation allowance of $15.5 was recorded on the Company’s deferred tax asset in December 2004 and was increased to $25.6 throughout 2005 ($2.6 in the first quarter, $2.6 in the second quarter, $0.4 in the third quarter, and $3.1 in the fourth quarter, with an equity reduction in the fourth quarter of $1.4) – See Note 19.

Schedule II

REMINGTON ARMS COMPANY, INC.

Valuation and Qualifying Accounts
Years Ended December 31, 2006, 2005, and 2004
(Dollars in Millions)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions to Reserve	Balance at End of Period

Description:
Deducted from Asset Account:
Allowance for Doubtful Accounts

YEAR ENDED
December 31, 2006	$(0.5)	$(0.8)	$0.1	$(1.2)

YEAR ENDED
December 31, 2005	$(0.5)	$0.0	$0.0	$(0.5)

YEAR ENDED
December 31, 2004	$(0.5)	$0.0	$0.0	$(0.5)

Description:
Deducted from Asset Account:
Inventory Reserves

YEAR ENDED
December 31, 2006	$(1.9)	$(0.7)	$0.5	$(2.1)

YEAR ENDED
December 31, 2005	$(1.6)	$(1.2)	$0.9	$(1.9)

YEAR ENDED
December 31, 2004	$(2.7)	$(0.9)	$2.0	$(1.6)

Description:
Deducted from Asset Account:
Valuation allowance for deferred tax assets

YEAR ENDED
December 31, 2006	$(25.6)	$(1.9)	$0.2	$(27.3)

YEAR ENDED
December 31, 2005	$(15.5)	$(8.7)	$(1.4)	$(25.6)

YEAR ENDED
December 31, 2004	$0.0	$(15.5)	$0.0	$(15.5)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no matters subject to this item to disclose.

Item 9A.	CONTROLS AND PROCEDURES

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

          As of and for the period ended December 31, 2006 (the “Evaluation Date”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at the Evaluation Date.

          Furthermore, there have been no changes in internal control over financial reporting that occurred during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

          Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rulemaking currently requires a company that is not an accelerated filer, such as the Company, to report on the effectiveness of its internal control over financial reporting beginning with its 2007 Annual Report on Form 10-K, which we are required to file with the SEC no later than March 31, 2008. Under existing rules and regulations, our independent registered public accounting firm will be required to attest to the Company’s effectiveness of internal control over financial reporting beginning with the Company’s 2008 Annual Report on Form 10-K. Our management has been and is continuing to work to ensure that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Item 9B. OTHER INFORMATION

          There are no matters to report subject to this section.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          The names, ages and positions of the directors and executive officers of Remington are set forth below. All directors are elected annually and hold office until their successors are elected and qualified, or until their earlier removal or resignation.

Name	Age	Position

Leon J. Hendrix, Jr.(a)(b)(e)	65	Director, Chairman
B. Charles Ames	81	Director
Michael G. Babiarz(a)(e)	41	Director
Bobby R. Brown(b)(c)	74	Director
Richard A. Gilleland(b)(c)(d)	62	Director
Richard E. Heckert(b)(c)(d)	83	Director
Hubbard C. Howe(c)(e)	78	Director
Thomas E. Ireland(b)(e)	57	Director
Thomas F. L’Esperance(e)	58	Director
H. Norman Schwarzkopf(b)(d)	72	Director
Stephen C. Sherrill(a)(e)	54	Director
Thomas L. Millner(a)(b)(e)	53	Director, President and Chief Executive Officer
Stephen P. Jackson, Jr.	38	Senior Vice President—Chief Financial Officer, Treasurer, and Corporate Secretary
Paul L. Cahan	65	Senior Vice President—Engineering and Manufacturing
Mark A. Little	59	Executive Vice President, Chief Administrative Officer
Don H. Campbell	62	Vice President—Sales and Marketing—Firearms
John M. Dwyer, Jr.	48	Vice President—Sales and Marketing—Ammunition and Clay Targets
Robert M. Pantle	50	Vice President—Sales and Marketing—Law Enforcement, Federal and Military

(a)	Member, Executive Committee

(b)	Member, Public Policy Committee

(c)	Member, Audit Committee

(d)	Member, Compensation Committee

(e)	Member, Benefits and Investment Committee

          After being elected by the sole stockholder, each of our directors holds office until the next succeeding annual meeting of the stockholders.

          None of our officers or directors has any family relationship with any director or other officer. “Family relationship” for this purpose means any relationship by blood, marriage or adoption, not more remote than first cousin.

          The business experience during the past five years of each of the directors and executive officers listed above is as follows:

          Leon J. (Bill) Hendrix, Jr. has served as a director, employee of the Company, and Chairman of Remington and Holding since prior to 2002. Mr. Hendrix currently serves as a director of Keithley Instruments and Cambrex Corp.

          B. Charles Ames has served as a director of Remington and Holding since prior to 2002. Mr. Ames has been a principal of CD&R since prior to 2002. Mr. Ames is a director of Lexmark International, Inc. and VMR International, Inc. and is a general partner of Associates IV.

          Michael G. Babiarz has served as a director of Remington and Holding since prior to 2002. Mr. Babiarz was nominated by the CDR Fund. He has been a principal of CD&R since prior to 2002.

          Bobby R. Brown has served as a director of Remington and Holding since prior to 2002. Mr. Brown currently serves as a director of Delta Trust and Bank and Peabody Energy, Inc. Mr. Brown serves on the compensation committee of Delta Trust and Bank and Peabody Energy, Inc.

          Richard A. Gilleland has served as a director of Remington and Holding since prior to 2002. Mr. Gilleland has been retired since prior to 2002.

          Richard E. Heckert has served as a director of Remington and Holding since prior to 2002. Mr. Heckert has been retired since prior to 2002.

          Hubbard C. Howe has served as a director of Remington and Holding since prior to 2002. Mr. Howe currently serves as a director of Western Industries Inc. and Natural Pharmaceuticals Inc.

          Thomas E. Ireland has served as a director of Remington and Holding since prior to 2002. Mr. Ireland was nominated by the CDR Fund. He has been a principal of CD&R since prior to 2001.

          Thomas F. L’Esperance was appointed to the Board of Remington and Holding in November 2004. Mr. L’Esperance was nominated by the BRS Fund. Since prior to 2002, he has been the Chief Executive Officer and President of Alliance Laundry Systems, LLC, which is a portfolio company of Bruckmann, Rosser & Sherrill. Mr. L’Esperance currently serves as a Chairman and a director of Alliance Laundry Systems, LLC.

          H. Norman Schwarzkopf has served as a director of Remington and Holding since prior to 2002. From prior to 2002, he has been a commentator for NBC, as well as a lecturer and author. He currently serves as a director of IAC/InterActiveCorp.

          Stephen C. Sherrill was appointed to the Board of Remington and Holding in February 2003. Mr. Sherrill was nominated by the BRS Fund. Since prior to 2002, he has been a managing director of BRS, of which he is a founding member. Mr. Sherrill currently serves as a director of B&G Foods, Inc., Eurofresh, Inc., HealthPlus Corporation, and LazyDays RV SuperCenter. Mr. Sherrill serves on the compensation committees of B&G Foods, Inc. and HealthPlus Corporation.

          Thomas L. Millner has served as President, Chief Executive Officer and a director of Remington and Holding since prior to 2002. Mr. Millner currently serves on the Board of Directors of Stanley Furniture Co., Inc., LazyDays RV SuperCenter and Canine Health Foundation.

          Stephen P. Jackson, Jr. joined Remington in June 2003 as Vice President – Finance, Treasurer, and Corporate Secretary. In June 2005, he became Senior Vice President – Finance and Service Operations, Treasurer, and Corporate Secretary. In April 2006, he became Senior Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary. From prior to 2002, he was a Senior Manager with PricewaterhouseCoopers LLP and became partner at PricewaterhouseCoopers LLP in July 2002.

          Paul L. Cahan has served as Senior Vice President – Engineering and Manufacturing of Remington since prior to 2002.

          Mark A. Little had served as Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Remington since prior to 2002. In April 2006, he became Remington’s Executive Vice President and Chief Administrative Officer.

          Don H. Campbell joined Remington prior to 2002 as Director of Sales – Ammunition and in May 2005 became Remington’s Vice President – Sales and Marketing for Firearms.

          John M. Dwyer, Jr. has served as Remington’s Vice President – Sales and Marketing for Ammunition and Clay Targets since prior to 2002.

          Robert M. Pantle joined Remington in October 2006 as Vice President – Sales and Marketing – Law Enforcement, Federal and Military. From February 2005 until joining Remington in October 2006, he was Senior

Vice President, Domestic Sales for DHB Industries, Inc. From prior to 2002 until February 2005, he was Chief Executive Officer — North American Division for Armor Group.

Audit Committee Composition

          The Company has a separately designated standing audit committee established in accordance with Section 3(a) (58) (A) of the Exchange Act. The Audit Committee, which currently consists of Bobby R. Brown, Chairman, Richard A. Gilleland, Richard E. Heckert, and Hubbard C. Howe, has the authority and responsibility, among other things, to recommend to the Board the selection of one or more independent registered public accounting firms; to approve the fees paid to the independent registered public accounting firm; to discuss with the independent registered public accounting firm the results of the annual audit and quarterly reviews; to review and evaluate the systems of internal control over financial reporting, compliance with laws and regulations, and operational efficiency and effectiveness; and to make reports to the Board periodically with respect to its findings.

Audit Committee Financial Expert

          Remington’s board of directors has determined that in its judgment, Bobby R. Brown qualifies as an “audit committee financial expert” in accordance with the applicable rules and regulations of the SEC. An audit committee financial expert is a person who has (1) an understanding of generally accepted accounting principles and financial statements; (2) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (3) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant’s financial statements, or experience actively supervising one or more persons engaged in such activities; (4) an understanding of internal control over financial reporting; and (5) an understanding of audit committee functions.

Shareholders’ Agreement

          On February 12, 2003, we completed transactions related to the recapitalization of Holding, including the issuance and sale by Holding, for consideration of $30.8 million, of 140,044 shares of common stock of Holding to the BRS Fund and others. As part of the recapitalization of Holding, 15,970 deferred shares of Holding were distributed as 15,970 shares of common stock of Holding, 722,981 of the outstanding shares of common stock of Holding were repurchased and 64,144 options were accelerated and cancelled in respect of common stock of Holding, in an aggregate amount of approximately $163.7 million, consisting of $130.8 million in cash and $32.9 million aggregate principal amount of Holding Notes. The CDR Fund holds all of the Holding Notes.

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

(v)

notwithstanding customary transactions with any management shareholder in connection with customary employment arrangements and item (vi) below, any transaction between Holding or its subsidiaries, on the one hand, and any shareholder, director or officer of Holding or any of its subsidiaries or affiliates of any such persons, on the other hand, having a value in excess of $500,000; and

(vi)	the termination or amendment of the CDR Fund’s consulting agreement or the BRS Fund’s consulting agreement.

Except for items (iii) and (v), these actions will cease to require the CDR Fund’s prior written approval upon repayment in full of the Holding Notes.

          The shareholders’ agreement also requires supermajority as opposed to majority voting requirements for board approval of particular matters, including, among other things:

(i)	the entry by Holding or its subsidiaries into a line of business unrelated to the existing lines of business of Holding or Remington;

(ii)	the incurrence by Holding or its subsidiaries of indebtedness in excess of $5.0 million at any time outstanding;

(iii)	the acquisition or disposition by Holding or its subsidiaries of any assets outside of the ordinary course of business, having a value in excess of $5.0 million;

(iv)	any voluntary liquidation or dissolution of Holding or Remington;

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

Under the shareholders’ agreement, the approval of the matters above will require either

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

Code of Ethics

          Remington has a code of ethics that applies to all salaried employees and members of the Board of Directors. Our code of ethics, referred to as “Business Ethics Policy and Procedures” is publicly available on our website under Investor Relations at www.remington.com and is available in print to any stockholder who requests it. Remington will disclose on the Investor Relations page on its website any amendments and waivers with respect to the code of ethics that would otherwise be required to be disclosed under Item 5.05 of Form 8-K.

Item 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

          We have implemented executive compensation programs that are designed to encourage our executive officers to think and perform like stockholders of Holding, Remington’s sole stockholder. We want our executive officers to take appropriate risks with our capital in order to generate returns for our stockholders and bondholders, while at the same time sharing the downside risk if those risks cause poor performance or even loss. Through our compensation processes and programs, we endeavor to create an environment that fosters and rewards measured risk taking while aligning our compensation programs with our overall compensation philosophy and principles, which consist of the following:

1.	Compensation should be a management tool to achieve business results.

2.	Competitive “total compensation” opportunities should be provided based primarily on institutional knowledge of the industry and informal research, and

3.

Total Compensation should be aligned with relative internal performance targets and contribution to the overall achievement of our business objectives focused on operating performance, working capital management, and business process improvement, which we refer to as Adjusted EBITDA. Adjusted EBITDA consists of earnings before interest, taxes, depreciation and amortization, as adjusted for certain non-recurring or unusual transactions as defined in Note 22 to the accompanying consolidated audited financial statements.

          We foster an attitude of shared risk-taking with our executive officers by providing a significant portion of our executive officers’ incentive compensation through long-term and short-term operating performance based awards. We evaluate and reward executive officers based on dynamic factors such as whether they are willing and able to challenge existing processes, adapt to sudden or frequent changes in priorities and capitalize on “windows of opportunity.”

          Our Compensation Committee reviews and approves our executive compensation policies.

Executive Compensation Policy

          Remington’s compensation programs consist of the following components:

•	Annual base salary

•	Annual cash bonus incentive plan

•	Perquisites

•	Equity awards

•	Long Term Incentive Compensation Plan (“LTIP”)

•	Pension and retirement benefits

•	Other benefits

•	Change in control and severance benefits

          We use short-term compensation (base salary, annual cash bonuses, and perquisites) and long-term compensation (equity, LTIP, pension and retirement, and other benefits) to achieve our goal of driving long-term growth in Adjusted EBITDA and generation of free cash flow. The annual cash bonuses and the long-term compensation elements, particularly the equity and LTIP, are designed to emphasize the performance measures our executive officers need to achieve in order to deliver value. In short, compensation for executive officers is structured to emphasize variable pay based on performance, with base salary and cash incentive opportunities set based on historical averages which reflect updates based on actual performance each annual period.

          The Compensation Committee is composed entirely of non-management directors, each of whom has been determined in the Board’s business judgment to be independent based on the standards for independence adopted by the Board of Directors. The Compensation Committee evaluates the percentage mix of compensation structures it believes is appropriate for each of our executive officers. This is not a mechanical process, and the Compensation Committee uses its judgment and experience and works with our executives and board of directors to determine the appropriate mix of compensation. The Compensation Committee has responsibility for oversight and review of our total compensation strategy, taking into consideration existing company-wide benefit plans, and has responsibility for certain executive benefit plans, including administering our annual management cash bonus incentive compensation plan, determining the compensation for the Chief Executive Officer and reviewing and approving the compensation for the Chief Financial Officer and the five other executive officers (or former executive officers) identified below, whom we refer to collectively with the Chief Executive Officer as our Named Executive Officers.

          The Compensation Committee reviews, on at least an annual basis, the appropriateness and effectiveness of our compensation processes and programs as enumerated in the Overview section above. The Compensation Committee approves, on an annual basis, target award opportunities and performance criteria to be utilized in the annual cash bonus incentive plan. In addition, the Compensation Committee considers, on an annual basis and subject to periodic review, equity-based awards and long-term incentive plans, including the LTIP.

          We informally consider competitive market practices with respect to the salaries and total compensation of our executive officers. We review the market practices by speaking to recruitment agencies and reviewing annual reports on Form 10-K or similar information of other companies within our industry. In addition, the Compensation Committee has the authority to engage an outside compensation and benefits consultant to make recommendations relating to the overall compensation philosophy, comparable base salary levels, short-term and long-term incentive compensation plans, appropriate performance parameters for such plans, and related compensation matters.

Components of Total Compensation

          Annual Base Salary. Base salary is used to recognize the experience, skills, knowledge and responsibilities required of the executive officers in their roles. Salaries are reviewed on an annual basis, as well as at the time of promotion or other changes in responsibilities. The leading factor in determining increases in salary level is the employment market for senior executives with similar levels of experience and skills.

          For fiscal year 2006, the Compensation Committee, after considering our recent financial performance and corporate goals and objectives, did not adjust the base salary of the Named Executive Officers except with respect to the Chief Financial Officer, which was adjusted as a result of his promotion to that position during fiscal year 2006 and the recommendation of the Chief Executive Officer. When establishing the base salaries of the Named Executive Officers, the Compensation Committee and Chief Executive Officer consider a number of factors including the seniority of the Named Executive Officer, the functional role of the position, the level of the Named Executive Officer’s responsibility, and our ability or likelihood to replace the Named Executive Officer with an individual with similar skills and experience.

          Annual Cash Bonus Incentive Compensation. Each year the Compensation Committee considers adoption of an annual cash bonus incentive compensation plan for our executive officers and certain other employees based on the budgeted performance of Remington. In March 2006, the Compensation Committee approved the 2006 Incentive Compensation Plan, which provides for eligible participants to earn incentive compensation upon Remington’s achievement of certain Adjusted EBITDA performance targets. For 2006, the threshold target at which incentive compensation is triggered begins at $38.0 million of Adjusted EBITDA and additional incentive compensation may be earned if Adjusted EBITDA exceeds the $38.0 million target. With respect to the Named Executive Officers and a limited number of other participants, 10% of their individual total award is based on twelve working capital targets (in particular, quarterly targets for Days Sales Outstanding, Days Sales in Inventory, and Days Payable Outstanding). The size of each cash award is determined by establishing target incentive awards expressed as a pool of incentive dollars allocated to each participant based on a percentage of the participant’s base salary.

          The performance criteria applicable to the Chief Executive Officer, Chief Financial Officer, and the other Named Executive Officers for purposes of the incentive compensation plan are determined based solely on corporate performance. Upon achievement of certain levels of Adjusted EBITDA, the Compensation Committee provided for a percentage of the achieved Adjusted EBITDA level to be paid to the employees in the plan. Once that total dollar amount was determined, then each employee was allocated their bonus based on a pro-rata portion of the allocable pool based on their target incentive award percentages of salary. For 2006, the Compensation Committee provided that the target incentive award would begin for the Chief Executive Officer at 100%, Chief Financial Officer at 90%, and other Named Executive Officers depending on position at 60% to 90% of base salary. In 2006, the Named Executive Officers earned incentive compensation based on $42.5 million of Adjusted EBITDA (which at the plan’s 5% payout for this Adjusted EBITDA level resulted in an allocable pool of approximately $2.1 million) and 67% of the available working capital targets (achieved eight out of the twelve goals). Accordingly, members of management were eligible for and will receive bonus payments for the year ended December 31, 2006 in the aggregate amount of $882,100, with the Chief Executive Officer, Chief Financial Officer and the remaining active Named Executive Officers receiving the following individual amounts: Mr. Millner - $331,800; Mr. Jackson - $118,000; Mr. Little - $151,100; Mr. Cahan - $151,100; Mr. Dwyer - $68,500, and Mr. Campbell - $62,300. Mr. Bristol, whose employment was terminated in February 2006, was not eligible for and did not receive any bonus payments for the year ended December 31, 2006.

          Annual cash bonuses are intended to reward corporate performance during the year and can therefore be highly variable from year to year.

          Perquisites.

          Personal Financial Services Consulting. We retain the services of a financial services firm to assist Mssrs. Millner, Jackson, and Little with their personal asset management. Remington provides this benefit in order for the officers to focus more of their time to the direction of our operations. In 2006, the cost of these services, including tax gross-up amounts, were $18,361 for Mr. Millner, $11,988 for Mr. Jackson, and $13,103 for Mr. Little.

          Living Expenses Reimbursement. Remington provided Mr. Cahan with amounts for basic living expenses (including apartment rental) and income taxes thereon, which were incurred in connection with his fulfillment of his duties and responsibilities with respect to Remington’s operations in Ilion, New York. Mr. Cahan’s primary residence is outside the state of New York. In 2006, these costs, including tax gross-up amounts, were $6,591 and were only paid through April 30, 2006.

          Equity Awards. Equity awards , which are awarded as shares of Holding’s common stock, are intended to align executive management’s interests directly with Holding’s stockholders. In addition, they can either be performance options, which are intended to reward company performance during the year, or service options, which are intended to incent management continuity and retention and longer-term strategic thinking. As a result, each year the Compensation Committee will consider the existing equity awards in place – both performance and service options – and determine if additional equity awards should be awarded in the context of the overall compensation philosophy and the interests of Holding’s stockholders. We do not engage in option timing of any kind and we expect that our equity awards will be highly variable from year to year. In 2006, no equity awards were granted.

          Long-Term Incentive Compensation Plan. We believe that long-term performance is achieved by requiring management to achieve certain levels of Adjusted EBITDA that generate certain levels of cash flows. In August 2006, the Compensation Committee recommended and the Board of Directors approved the 2006 Long-Term Incentive Compensation Plan for ten executive employees including the Named Executive Officers. The LTIP is based on our total Adjusted EBITDA performance for each individual year between 2006 and 2009 and the total amount earned during the period will be paid out in the first quarter of 2010. In order to receive the 2010 payment, each Named Executive Officer or other participant must be an employee of Remington on December 31, 2009. The Compensation Committee approved a target payout for all executive officers, including the Chief Executive Officer and Chief Financial Officer, of 40% of base salary as of the end of each calendar year over the 2006-2009 period. The Compensation Committee established Adjusted EBITDA target goals of $40.0 million, $42.0 million, $44.1 million, and $46.3 million for 2006, 2007, 2008, and 2009, respectively. Remington achieved its goal in 2006. Accordingly, LTIP participants were eligible for and earned awards for 2006 in the aggregate amount of $665,400, with the Chief Executive Officer, Chief Financial Officer and the remaining Named Executive Officers who were included in the LTIP earning the following individual amounts: Mr. Millner - $211,200; Mr. Jackson - $100,000; Mr. Little - $107,800; Mr. Cahan - $107,800; Mr. Dwyer - $72,600, and Mr. Campbell - $66,000. Mr. Bristol, whose employment was terminated in February 2006, was not eligible for and did not earn any compensation attributable to the LTIP for the year ended December 31, 2006.

          Long-term incentive compensation, and specifically this LTIP, is intended to reward corporate performance, promote longer-term strategic thinking and promote continuity and retention under the LTIP and can therefore be highly variable from year to year.

          Pension and Retirement Benefits.

          Defined Benefit Plans. The Remington Arms Company, Inc. Pension and Retirement Plan, which we refer to as the Retirement Plan, was established effective December 1, 1993 to provide retirement income and survivor benefits to Remington’s employees and their beneficiaries through a tax-qualified program. We also adopted the Retirement Plan in order to maintain, and to decrease, employee turnover levels, as well as to protect our competitive benefits position in the employment marketplace. Pension benefits under the Retirement Plan are limited in accordance with the provisions of the Internal Revenue Code of 1986, as amended, which we refer to as the Code, governing tax-qualified pension plans. We also adopted a Supplemental Pension Plan effective January 1, 1998, which we refer to as the Supplemental Plan, that provides for payment to eligible participants of retirement benefits equal to the excess over the IRS limit, if any, of 2% of the participant’s average monthly pay multiplied by such participant’s years of service over the amount actually earned by such participant under the Retirement Plan. The Supplemental Pension Plan is a non-qualified plan under the Code. Remington also adopted the Supplemental Plan in order to provide an equitable pension award amount as a percent of salary, in conjunction with the Retirement Plan, for those employees whose salaries were above certain IRS limitations. We refer to the Retirement Plan and the Supplemental Plan collectively as the Pension Plans. Messrs. Millner, Little, Bristol, and Cahan were eligible to participate in the Pension Plans during the year ended December 31, 2006, and each of them remain eligible to participate in the Pension Plans except for Mr. Bristol, whose employment with Remington was terminated in February 2006. Mr. Dwyer is eligible to participate only in the Retirement Plan. Mr. Jackson was and remains eligible to participate only in the Supplemental Plan. Benefits under the Supplemental Plan are not pre-funded and are paid by Remington when due.

          Retirement benefits under the Pension Plans are generally based on an employee’s years of benefit service as computed under the applicable provisions of each of the Retirement Plan and Supplemental Plan. Generally, an employee’s benefit service under the Pension Plans includes all of his service with Remington and his service, if any, with DuPont prior to the Acquisition; however, eligible employees who elected to retire from DuPont will receive retirement income from the DuPont retirement plan in connection with the Acquisition. Retirement benefits are generally paid in annuity form, for life, commencing at the employee’s 65th birthday, although longer service employees may elect to commence receiving retirement income at an earlier age.

          Benefits recognized under the Pension Plans for the year ended December 31, 2006 generally include an employee’s average monthly compensation from January 1, 2006 through and including the last full month of service during fiscal 2006. Compensation for this purpose includes base salary and 50% of annual cash incentive compensation awards. Compensation does not include awards and payments under any other special compensation plans such as the LTIP, payments for severance, relocation or other special payments.

          In October 2006, the Board of Directors, upon the recommendation of the Benefit and Investment Committee, approved an amendment to the Retirement Plan to be effective January 1, 2008. As a result of the amendment, for the Named Executive Officers in the Retirement Plan (Messrs. Millner, Little, Cahan, and Dwyer), future accrued benefits will be frozen as of January 1, 2008. In addition, for Named Executive Officers in the Supplemental Plan (Messrs. Millner, Jackson, Little and Cahan), future accrued benefits also will be frozen as of January 1, 2008 while years of service will continue to accrue when calculating eligibility for early retirement. For accrued service through 2007, the pension benefit calculation will not change. Mr. Bristol’s employment with Remington was terminated effective February 28, 2006, and accordingly his benefits have stopped accruing and are not affected by these amendments.

          The decision to freeze the Pension Plans for certain employees, including all Named Executive Officers, was a result of the cost associated with the Pension Plans as compared to the benefits realized by Remington, the levels of cash required to maintain appropriate funding levels of the plans, and the competitive requirements in the employment marketplace having changed since the inception of the Pension Plans.

          Defined Contribution Plans. Prior to January 1, 2006, we sponsored a qualified defined contribution plan, which we refer to as the Defined Contribution Plan, and matched 50% of a participant’s contributions up to a maximum of 6% of a participant’s compensation for all eligible employees. Effective January 1, 2006, we established a second qualified defined contribution plan that matches 100% of the first 4% of a participant’s contributions, which we refer to as the 401(k) Plan. The 401(k) Plan includes all nonunion employees of Remington, including the Named Executive Officers listed below. The Defined Contribution Plan remains in existence for all Ilion union employees who are not included in the 401(k) Plan. Messrs. Millner, Jackson, Little, Cahan, Campbell and Dwyer participate in the 401(k) Plan. Since these amounts are characterized as defined contribution, payments are provided to the employees upon their termination from Remington in a manner decided upon by each respective employee in accordance with his or her own personal financial situation.

          In addition, effective January 1, 1998, Remington adopted the Supplemental Savings Plan, which we refer to as the SERP Savings Plan. This plan is a non-qualified defined contribution plan under the Code. The SERP Savings Plan provides for matching of compensation contributions beyond the IRS covered compensation limits in order to allow the Named Executive Officers the same salary matching afforded to all employees. In addition, we pay interest on the balance of each account at the prime rate of interest as of December 31, 2006 (identified in the Wall Street Journal) plus 2% (10.25% at December 31, 2006). In 2006, contributions and interest earned for our Chief Executive Officer, Chief Financial Officer and each of the remaining Named Executive Officers was as follows: Mr. Millner was $17,507; Mr. Jackson was $2,385; Mr. Little was $5,819; Mr. Cahan was $5,157; Mr. Dwyer was $0, and Mr. Campbell was $162. Mr. Bristol participated in the 401(k) Plan and the SERP Savings Plan up to his termination date of February 28, 2006, and his full balance in the SERP Savings Plan was paid out effective with his termination date. The full balances in the SERP Savings Plan for the remainder of the Named Executive Officers were paid out in a lump sum in January 2007.

          Postretirement Plan. We also maintain a Postretirement Benefit Plan, which we refer to as the OPEB Plan, whereby employees covered by the Retirement Plan who have at least 15 years of service at Remington may continue certain medical, dental, and life insurance benefits upon retirement, unless said employees are required to utilize DuPont health and life insurance benefits upon retirement. At December 31, 2006, the Postretirement Benefit Plan includes the Named Executive Officers listed below. Medical coverage for participants in the Postretirement Benefit Plan can continue until age 65 or until the retiree becomes eligible for Medicare. At age 65, the retiree is eligible to receive a Medigap reimbursement of up to $75 each month for the employee and his covered spouse to purchase Medigap insurance. The Postretirement Benefit Plan also provides life insurance equal to the final base pay of the participant upon retirement. Currently, Messrs. Millner, Little, Cahan, and Dwyer are covered under the Postretirement Plan.

          Other Benefits.

          Extended Medical Coverage. On January 23, 2002, our Board of Directors, in an effort to provide benefits to our executive officers, extended medical coverage to certain key employees (including Messrs. Millner, Little, Bristol, and Cahan) and outside directors under the age of 65, which allows them to continue to participate in our Health and Welfare Benefit Plan under certain circumstances. In the event of a change of control, or in the case of a key participant’s retirement, resignation or termination (except in the case of termination for cause), each participant will be entitled to continue to participate in the Health and Welfare Benefit Plan or any successor plans, at a cost equal to the cost for active Remington employees and on the same basis until attaining the age of 65.

          Company-provided Life Insurance. We maintain a Life Insurance Plan whereby we provide life insurance to all employees, including the Named Executive Officers. All employees receive 100% of their annual base salary to be paid in a lump sum after death, and the percentage amount gradually declines after age 65 to 0% at age 75. To receive benefits, all covered persons must be employees of Remington at the time of death, or be a retiree in good standing with Remington. We provide this benefit through the purchase of insurance policies on behalf of each employee, and Remington pays these annual premiums. The life insurance premiums paid by Remington with respect to each of the Named Executive Officers during the year ended December 31, 2006 was as follows: $2,328 for Mr. Millner, $492 for Mr. Jackson, $1,968 for Mr. Little, $9,288 for Mr. Cahan, $456 for Mr. Dwyer, $1,968 for Mr. Campbell, and $66 for Mr. Bristol.

          Special Plan. Under a Special Supplemental Retirement Plan for Paul L. Cahan, which we refer to as the Special Plan, Mr. Cahan is entitled to additional supplemental retirement benefits of (i) a lump-sum payment of $77,000, payable on the date of commencement of benefits under the Supplemental Plan and (ii) credit in the Supplemental Plan as if he had received additional non-incentive compensation in March 2003 equal to $38,000, payable at the same time and in the same form as Mr. Cahan’s Supplemental Plan benefit. The Average Pay reflected in the Pension and Retirement Benefits table below includes Mr. Cahan’s benefits under the Special Plan.

          Death Benefit Plan. In January 2001, the Remington Arms Company, Inc. Death Benefit Plan was adopted to cover the Named Executive Officers and certain other employees. The Death Benefit Plan stipulates that in the event of the death of the employee while employed by Remington, a covered employee’s beneficiary receives two times the deceased employee’s annual base salary to be paid over a period of four years (one forty-eighth of such sum is payable in monthly installments) after death. The payments commence on the first day of the month beginning after the anniversary of the employee’s death. The covered employee must be an employee of Remington at the time of death in order to receive any benefits from the Death Benefit Plan. We are not insured for these potential amounts owed but use investments in company-owned life insurance to protect against potential payments. The Death Benefit Plan specifically excludes those employees who participate in the Supplemental Plan. Accordingly, only Messrs. Dwyer and Campbell are eligible for this benefit.

Change in Control and Severance

          Based on our ownership structure (being owned by a leveraged buyout firm) as well as precedent for officers of similar companies, the Board of Directors, upon the recommendation of the Compensation Committee along with the approval of ownership, determined it was appropriate to enter into employment agreements with certain of our Named Executive Officers. As part of this decision, the Compensation Committee considered (1) restricting the ability of the individuals to solicit employees or customers from Remington subsequent to termination, (2) an estimated length of time for an individual to find comparable employment at a similar level and (3) consistency with terms and arrangements that the Committee and owners had provided with other companies. An overriding premise in entering into these agreements was to provide certain protections for Remington post-termination for a reasonable and measurable cost. It was thus decided, in conjunction with the relevant Named Executive Officers, to enter into the employment agreements that would be beneficial to Remington (the addition of confidentiality, non-competition and non-solicitation provisions) and beneficial to the employee (severance arrangements). See “—Executive Employment Agreements” below. It was considered by the Compensation Committee that, given the time it would take for an employee at this level to find a similar job, a decision to terminate without cause would effectively freeze such Named Executive Officer’s career for a period of time. Thus, the payment of an individual’s severance was considered reasonable given the employee’s position with Remington.

          Executive Employment Agreements - Severance. In August 1999, we entered into Executive Employment Agreements with each of Messrs. Millner, Little, Cahan, and Bristol. The agreements provide for continued employment terms and for severance terms if employment is terminated under certain conditions. In the event of a termination of employment of one of these Named Executive Officers by us without “cause” (as defined in the agreement) or by one of the Named Executive Officers for “good reason” (as defined in the agreement), the Named Executive Officer will receive his “base salary” (as defined in the agreement) for a period of time. In accordance with these agreements, Mr. Millner, Mr. Little, Mr. Cahan and Mr. Bristol would receive their base salaries for three years, two years, one year and one year, respectively. Also, in each such case, a pro-rata portion of annual cash bonus incentive compensation that would have been payable for the calendar year in which employment terminates would be paid to Messrs. Millner, Little, Cahan and Bristol in a lump sum. Messrs. Millner and Little will also receive additional service credit under Remington’s Pension Plans of three and two years, respectively. Our Executive Employment Agreements with these individuals are without a fixed term. These agreements also contain certain non-competition and non-solicitation provisions and provide for the termination of previously existing employment and severance agreements and arrangements. Effective February 28, 2006, Mr. Bristol resigned without good reason (as defined) and accordingly received no payments under his employment agreement for salary and other benefits.

          Each employment agreement includes a covenant by the Named Executive Officer not to solicit employees or customers while an employee of Remington and during a period of one year following the officer’s voluntary termination of employment other than for good reason (as defined in each respective executive agreement).

          Severance payments for each of the Named Executive Officers with whom we have entered into Executive Employment Agreements are in addition to Remington’s obligation to pay such officer’s salary during the requisite notice period. The severance payments are in addition to each officer’s rights to payment under the Stock Option Plans discussed below.

          Stock Option Plans – Severance. Upon termination of employment, the Named Executive Officers may receive payments under Holding’s Stock Option Plans and severance payments if certain conditions are met or events are triggered in accordance with their employment agreements.

          Change in Control Severance Agreement. In October 2006, the Compensation Committee, on behalf of Remington, entered into a severance agreement with Mr. Jackson which becomes applicable in the event of a change in control of more than 50% of Holding’s equity. The agreement is renewable annually at the discretion of the Compensation Committee. The severance agreement provides for two year’s base salary based on his current salary at the time of such an event, payable in equal amounts over the 24 months immediately following his separation from Remington.

          Stock Option Plans – Change in Control. At December 31, 2006 there were 8,365 options to purchase Holding common stock under the 1999 Stock Incentive Plan and the 2003 Stock Option Plan, at a per share price of $220.31, of which only 195 options were vested. Upon a change in control, the following options would immediately vest: Mr. Millner, 3,632 options; Mr. Jackson, 680 options; Mr. Little, 2,270 options; Mr. Cahan, 680 options; and Mr. Dwyer, 908 options. Given the most recent estimated fair market value of common stock at $270 per share, all of these options were in-the-money at December 31, 2006 and would have had a value as follows: Mr. Millner, $180,474; Mr. Jackson, $33,789; Mr. Little, $112,796; Mr. Cahan, $33,789; and Mr. Dwyer, $54,808. In addition, no stock options were exercised during 2006.

          Comparison of Change in Control Severance and Executive Employment Agreements. We believe the differences between the employment agreements entered into in August 1999 and the change in control severance agreement entered into in October 2006, were primarily due to the time it would take for an employee at this level to find a similar position as discussed above. In addition, the severance agreement entered into in 2006 differs from the employment agreements entered into in 1999 due to changes in the overall employment market. Specifically, with respect to differences in the executive employment agreements, Mr. Millner and Mr. Little’s severance provisions are slightly greater than those of Mr. Cahan because they include multiple periods of pay and pension service credit enhancements, while Mr. Cahan’s does not. With respect to differences between the employment agreements and the change in control severance agreement, the primary differences are as follows: (i) Mr. Jackson has the right to leave Remington upon a change in control for any reason and the agreement will still provide the enumerated benefits, while Mr. Millner, Mr. Little, and Mr. Cahan may leave only for good reason (as defined) to still be eligible for benefits under their respective employment agreements; (ii) Mr. Jackson’s agreement is for one year (and may be reviewed annually by the Compensation Committee), he has no pension service credit enhancement, his severance is based solely on base salary without consideration of annual incentive cash compensation, and he has no non-compete or non-solicitation clauses, while each of Mr. Millner, Mr. Little and Mr. Cahan have evergreen agreements that automatically renew each year, have pro-rated annual bonus earning potential, have non-compete clauses as outlined in “Executive Employment Agreements” above, and, in the case of Mr. Millner and Mr. Little, have incremental pension service credit.

Role of Executive Officers in Executive Compensation

          The Compensation Committee recommends and approves the final determination of total compensation for our Chief Executive Officer, Tommy Millner. The Compensation Committee evaluates the total compensation of Steve Jackson (our Chief Financial Officer), Mark Little (our Chief Administrative Officer), Paul Cahan (our Senior Vice President–Manufacturing), John Dwyer (our Vice President-Sales and Marketing for Ammunition), and Don Campbell (our Vice President-Sales and Marketing for Firearms) acting with advice from Tommy Millner (our Chief Executive Officer). Tommy Millner (our Chief Executive Officer).plays no role in determining his own compensation.

Conclusion

          Remington’s compensation policies and programs are designed to retain and motivate our Named Executive Officers and to ultimately reward them for both current operating results and long-term strategic performance.

Compensation Committee Report

          The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis that accompanies this report with our management. Based on its review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2006.

          Except for the Annual Report on Form 10-K described above, this Compensation Committee report is not incorporated by reference into any of our previous or future filings with the SEC, unless any such filing explicitly incorporates the report.

Richard A. Gilleland, Chairman Richard E. Heckert H. Norman Schwarzkopf

Summary Compensation Table

          The following table summarizes the compensation paid by Remington for services in all capacities rendered to Remington during the year ended December 31, 2006 by its Chief Executive Officer, two executives who held the position of Chief Financial Officer, and to each of its three other most highly compensated executive officers and a departed officer who would have been included in the total except for the fact that his employment was terminated during 2006. We refer to these seven individuals collectively as our Named Executive Officers. In 2006, there are a total of seven employees presented since Mr. Little and Mr. Jackson shared Chief Financial Officer duties during the year, and Mr. Bristol would have been a qualifying highly compensated employee but for the termination of his employment with Remington on February 28, 2006.

          In 2006, there was SFAS 123R expense recorded of $0.3 million, the results of which are reflected below. See Note 16 to the accompanying audited consolidated financial statements. See the “Potential Payments Upon Termination or Change of Control” section below for an explanation of the material terms of any applicable employment agreements, which are not included in the table below. As shown in the Summary Compensation Table below, salary and bonus categories generally constitute less than 50% of our Named Executive Officers, total compensation in our effort to reward our officers for operating performance and to encourage long-term strategic action. In addition, NQDC referenced in the column header that follows refers to Non-Qualified Deferred Compensation plans, of which we have the SERP Savings Plan and the Special Plan.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus*** ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Change in Pension Value and NQDC Earnings($)		All Other Compensation ($)		Total ($)

Thomas L. Millner, President and Chief Executive Officer	2006	$528,000	$—	$—	$107,418	$543,000	$265,673	(3)	$32,954	(10)	$1,477,048

Stephen P. Jackson, Jr., Senior Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary	2006	$233,333	$—	$—	$20,111	$218,000	$36,641	(4)	$16,245	(11)	$524,334

Mark A. Little(*) , Executive Vice President, Chief Administrative Officer	2006	$269,500	$—	$—	$67,132	$258,900	$177,443	(5)	$24,686	(10)	$797,666
Paul L. Cahan, Senior Vice President - Manufacturing	2006	$269,500	$—	$—	$20,111	$258,900	$262,668	(6)	$21,644	(12)	$832,829

John M. Dwyer, Jr., Vice President - Sales and Marketing - Ammunition and Clay Targets	2006	$181,500	$—	$—	$36,544	$141,100	$77,889	(7)	$12,645	(13)	$449,685

Don H. Campbell, Vice President - Sales and Marketing - Firearms	2006	$165,000	$—	$—	NA	$128,300	$162	(8)	$16,247	(14)	$309,717

Ronald H. Bristol, II	2006	$71,500	$—	$—	**	$—	$11,511	(9)	$10,138	(15)	$93,158
(**), Former Executive Vice President and Chief Operating Officer

          *      Held position of Chief Financial Officer until April 2006.

          **    If employed for entire year would have been included in table. Mr. Bristol, who terminated effective February 28, 2006, had forfeitures of 2,270 options to purchase Holding common stock, all of which were unvested and had no impact on Remington’s expense since all options were out-of-the-money for the entire duration in which Mr. Bristol held the options. There were no other forfeitures in 2006.

          ***  Annual cash incentive compensation earned pursuant to the 2006 Incentive Compensation Plan is included in non-equity incentive plan compensation column.

(1)	Amount reflects the Named Executive Officer’s portion of SFAS 123R compensation expense recognized in Remington’s audited consolidated financial statements presented herein.

(2)	Refer to the Grants of Plan-Based Awards table below for a break out of these amounts.

(3)

Amount reflects change in amount accrued from December 31, 2005 to December 31, 2006 for the Retirement Plan of $33,168, the Supplemental Plan of $128,683, and the OPEB Plan of $8,550, and the earnings and Company contributions during the same period associated with the SERP Savings Plan of $95,272. Does not include incremental three years of service under the Supplemental Plan that would be entitled for termination without cause subject to the Executive Employment Agreement, as discussed below.

(4)

Amount reflects change in amount accrued from December 31, 2005 to December 31, 2006 for the Supplemental Plan of $24,427 and the earnings and Company contributions during the same period associated with the SERP Savings Plan of $12,214.

(5)

Amount reflects change in amount accrued from December 31, 2005 to December 31, 2006 for the Retirement Plan of $44,675, the Supplemental Plan of $82,145 and the OPEB Plan of $1,535, and the earnings and Company contributions during the same period associated with the SERP Savings Plan of $49,088. Does not include incremental two years of service under the Supplemental Plan that would be entitled for termination without cause subject to the Executive Employment Agreement, as discussed below.

(6)

Amount reflects change in amount accrued from December 31, 2005 to December 31, 2006 for the Retirement Plan of $51,612 and the Supplemental Plan of $175,838, and the earnings and Company contributions during the same period associated with the SERP Savings Plan of $35,218.

(7)

Amount reflects change in amount accrued from December 31, 2005 to December 31, 2006 for the Retirement Plan of $74,104 and the OPEB Plan of $2,580, and the earnings and Company contributions during the same period associated with the SERP Savings Plan of $1,205.

(8)	Amount reflects the earnings during the same period associated with the SERP Savings Plan of $102.

(9)

Amount reflects change in amount accrued from December 31, 2005 to December 31, 2006 for the Retirement Plan of $10,828, the Supplemental Plan of ($727) and the earnings and Company contributions during the same period associated with the SERP Savings Plan of $1,110.

(10)

Amount reflects premiums paid by Remington for a Disability Insurance Policy, premiums for the Life Insurance Plan, personal financial consulting services, a tax gross-up on these personal financial consulting services, and Company matching contributions to the 401(k) Plan in the amounts of $4,151, $2,328, $10,054, $8,307, and $5,765, respectively, for Mr. Millner, and $3,850, $1,968, $9,850, $3,253 and $5,765 respectively for Mr. Little. The amount for Mr. Millner also includes $1,049 for the receipt of a Model 105Cti autoloading shotgun, which was provided to all of the members of our Board of Directors.

(11)

Amount reflects premiums for the Life Insurance Plan, personal financial consulting services, a tax gross-up on these personal financial consulting services, and Company matching contributions to the 401(k) Plan for Mr. Jackson of $492, $8,420, $3,568, and $3,765, respectively.

(12)

Amount reflects premiums for the Life Insurance Plan, basic living expenses (including apartment rental) as discussed in “Compensation Discussion and Analysis” above, a tax gross-up on these living expenses, and Company matching contributions to the 401(k) Plan for Mr. Cahan of $9,288, $4,069, $2,522 and $5,765, respectively.

(13)	Amount reflects premiums for the Life Insurance Plan, the Death Benefit Plan, and Company matching contributions to the 401(k) Plan for Mr. Dwyer of $456, $4,929, and $7,260, respectively.

(14)	Amount reflects premiums for the Life Insurance Plan, the Death Benefit Plan, and Company matching contributions to the 401(k) Plan for Mr. Campbell of $1,968, $7,679 and $6,600, respectively.

(15)	Amount reflects premiums for the Life Insurance Plan, accrued vacation and Company matching contributions to the 401(k) Plan for Mr. Bristol of $66, $4,400 and $5,672, respectively.

Grants of Plan-Based Awards

          The following Grants of Plan-Based Awards Table summarizes the awards to be made to our executive officers under any plan in 2006. The only relevant plans during 2006 were the 2006 Incentive Compensation Plan and the Long-Term Incentive Plan, and a discussion of each is outlined below. There were no grants of equity incentive plan awards during 2006. The amounts in the table below are also included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

          The 2006 Incentive Compensation Plan provides for eligible participants to earn incentive compensation upon Remington’s achievement of certain Adjusted EBITDA performance targets. For 2006, the threshold target at which incentive compensation is triggered begins at $38.0 million of Adjusted EBITDA and additional incentive compensation may be earned if Adjusted EBITDA exceeds the $38.0 million target. With respect to the Named Executive Officers and a limited number of other participants, 10% of their individual total award is based on twelve working capital targets (in particular, quarterly targets for Days Sales Outstanding, Days Sales in Inventory, and Days Payable Outstanding). The size of each cash award is determined by establishing target incentive awards expressed as a pool of incentive dollars allocated to each participant based on a percentage of the participant’s base salary.

          The performance criteria applicable to the Chief Executive Officer, Chief Financial Officer, and the other Named Executive Officers for purposes of the incentive compensation plan are determined based solely on corporate performance. Upon achievement of certain levels of Adjusted EBITDA, the Compensation Committee provided for a percentage of the achieved Adjusted EBITDA level to be paid to the employees in the plan. Once that total dollar amount was determined, then each employee was allocated their bonus based on a pro-rata portion of the allocable pool based on their target incentive award percentages of salary. For 2006, the Compensation Committee provided that the target incentive award would begin for the Chief Executive Officer at 100%, Chief Financial Officer at 90%, and other Named Executive Officers depending on position at 60% to 90% of base salary. In 2006, the Named Executive Officers earned incentive compensation based on $42.5 million of Adjusted EBITDA (which at the plan’s 5% payout for this Adjusted EBITDA level resulted in an allocable pool of approximately $2.1 million) and 67% of the available working capital targets (achieved eight out of the twelve goals).

          The Long-Term Incentive Compensation Plan is based on our total Adjusted EBITDA performance for each individual year between 2006 and 2009 and the total amount earned during the period will be paid out in the first quarter of 2010. In order to receive the 2010 payment, each Named Executive Officer or other participant must be an employee of Remington on December 31, 2009. The Compensation Committee approved a target payout for all executive officers, including the Chief Executive Officer and Chief Financial Officer, of 40% of base salary as of the end of each calendar year over the 2006-2009 period. The Compensation Committee established an Adjusted EBITDA target goal of $40 million for 2006; and Remington achieved its goal in 2006. Mr. Bristol, whose employment was terminated in February 2006, was not eligible for and did not earn any compensation attributable to the LTIP for the year ended December 31, 2006.

          In August 1999, we entered into Executive Employment Agreements with each of Messrs. Millner, Little, Cahan, and Bristol . The agreements provide for continued employment terms and for severance terms if employment is terminated under certain conditions. In the event of a termination of employment of one of these Named Executive Officers by us without “cause” (as defined in the agreement) or by one of the Named Executive Officers for “good reason” (as defined in the agreement), the Named Executive Officer will receive his “base salary” (as defined in the agreement) for a period of time. In accordance with these agreements, Mr. Millner, Mr. Little, Mr. Cahan and Mr. Bristol would receive their base salaries for three years, two years, one year and one year, respectively. Also, in each such case, a pro-rata portion of annual cash bonus incentive compensation that would have been payable for the calendar year in which employment terminates would be paid to Messrs. Millner, Little, Cahan and Bristol in a lump sum. Messrs. Millner and Little will also receive additional service credit under Remington’s Pension Plans of three and two years, respectively. Our Executive Employment Agreements with these individuals are without a fixed term. These agreements also contain certain non-competition and non-solicitation provisions and provide for the termination of previously existing employment and severance agreements and arrangements. Effective February 28, 2006, Mr. Bristol resigned without good reason (as defined) and accordingly received no payments under his employment agreement for salary and other benefits.

          Each employment agreement includes a covenant by the Named Executive Officer not to solicit employees or customers while an employee of Remington and during a period of one year following the officer’s voluntary termination of employment other than for good reason (as defined in each respective executive agreement).

          Severance payments for each of the Named Executive Officers with whom we have entered into Executive Employment Agreements are in addition to Remington’s obligation to pay such officer’s salary during the requisite notice period. The severance payments are in addition to each officer’s rights to payment under the Stock Option Plans discussed below.

          The employment agreements of Messrs. Millner, Little, and Cahan entitle them to a severance payment if employment is terminated without cause.

          As used in these employment agreements, “cause” means:

•

the willful failure of the executive substantially to perform his duties (other than any such failure due to physical or mental illness) or other material breach by the executive of any of his obligations, after a demand for substantial performance or cure of such breach is delivered, and a reasonable opportunity to cure is given, to the executive by Remington, which demand identifies the manner in which Remington believes that the executive has not substantially performed his duties or breached his obligations;

•	The executive’s engaging in willful and serious misconduct that has caused or would reasonably be expected to result in material injury to Remington or any of its affiliates;

•	The executive’s conviction of, or entering a plea of nolo contendere to, a crime that constitutes a felony; or

•	violation of any provision of Remington’s business ethics policy.

          In addition, the executive agreements provide for a severance payment if employment is terminated for good reason.

          As used in these employment agreements, “good reason” means termination of employment by executive within thirty days following the occurrence of any of the following without the executive’s consent:

•	the assignment of the executive to a position the duties of which are a material diminution of the duties of his current title and position;

•	a reduction of the executive’s base salary or the percentage of such base salary made available as an incentive compensation opportunity;

•	the assignment of the executive to a principal office located beyond a 50-mile radius of the executive’s current work place; or

•	a material breach by Remington of any of its obligations associated with the employment agreement.

          The employment agreements with Messrs. Millner, Little, and Cahan are without a fixed term. The severance terms are as follows: Millner—three years, Little—two years, and Cahan—one year. The employment agreements with Messrs. Millner and Little also include a provision for pension credited service.

          Currently, we have reserved 39,615 shares of Holding’s Common Stock for issuance in accordance with the terms of the Amended and Restated RACI Holding, Inc. Stock Incentive Plan (the “1999 Stock Incentive Plan”) and the 2003 Stock Option Plan (the “2003 Stock Option Plan”). There are 427 options, 5,851 redeemable deferred shares of Class A Common Stock and 2,089 redeemable shares of Class A Common Stock outstanding under the 1999 Stock Incentive Plan, with 15,358 shares of Common Stock remaining available for additional deferred share grants under such plan, and 10,208 options outstanding under the 2003 Stock Option Plan, with 5,682 shares of Class A Common Stock remaining available for additional option grants under such plan.

Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards

		Threshold ($) (3)	Target ($) (3)	Maximum ($) (3)

Thomas L. Millner, President and Chief Executive Officer
Inc. Comp. Plan (1)	3/23/2006	—	$331,800	—
LTIP (2)	8/2/2006	—	$211,200	—
		—
Stephen P. Jackson, Jr., Senior Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary
Inc. Comp. Plan (1)	3/23/2006	—	$118,000	—
LTIP (2)	8/2/2006	—	$100,000	—
		—
Mark A. Little, Executive Vice President, Chief Administrative Officer
Inc. Comp. Plan (1)	3/23/2006	—	$151,100	—
LTIP (2)	8/2/2006	—	$107,800	—
		—
Paul L. Cahan, Senior Vice President - Manufacturing
Inc. Comp. Plan (1)	3/23/2006	—	$151,100	—
LTIP (2)	8/2/2006	—	$107,800	—
		—		—
John M. Dwyer, Jr., Vice President - Sales and Marketing - Ammunition and Clay Targets
Inc. Comp. Plan (1)	3/23/2006	—	$68,500	—
LTIP (2)	8/2/2006	—	$72,600	—
		—		—
Don H. Campbell, Vice President - Sales and Marketing - Firearms
Inc. Comp. Plan (1)	3/23/2006	—	$62,300	—
LTIP (2)	8/2/2006	—	$66,000	—
		—		—
Ronald H. Bristol, II, Former Executive Vice President and Chief Operating Officer
Inc. Comp. Plan (1)	3/23/2006	—	$—	—	(4)
LTIP (2)	8/2/2006	—	$—	—	(4)

(1)	The annual cash bonus incentive compensation as discussed in the “Compensation Discussion and Analysis” and the narrative preceding the chart is paid out pursuant to this plan.

(2)

A component of Remington’s long-term incentive compensation, as discussed in the “Compensation Discussion and Analysis” and the narrative preceding the chart, is paid out pursuant to this plan. In 2006, each individual in the plan earned 40% of their year-end salary which will be paid in the first quarter of 2010, if the individual is still employed with Remington on December 31, 2009.

(3)

Threshold and Maximum amounts in the above table are not applicable for disclosure purposes because as of March 15, 2007, the threshold is known to have been met and the maximum is known not to have been met. As a result, Target is the only applicable disclosure amount, since as of March 15, 2007, we know the amount each Named Executive Officer has earned related to fiscal year 2006.

(4)	Mr. Bristol terminated his employment with Remington on February 28, 2006 and as a result was not eligible to be compensated under either plan during 2006.

Outstanding Equity Awards at Fiscal Year-End Table

               The following table summarizes the number of equity awards outstanding at December 31, 2006 for each Named Executive Officer. None of these amounts are disclosed in the Summary Compensation Table as they were issued prior to 2006.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	# of Options Unvested - Option Vesting Date	Total # of Options - Option Expiration Date (10 yrs from Grant Date)

Thomas L. Millner,	—	908	—	$220.31	908 - 6/12/07	908 - 6/12/13
President and Chief		908		$220.31	908 -6/12/08	908 -6/12/13
Executive Officer		1816		$220.31	1,816 - 6/12/12	1,816 - 6/12/13

Stephen P. Jackson, Jr.,	—	170	—	$220.31	170 - 6/12/07	170 - 6/12/13
Senior Vice President,		170		$220.31	170 - 6/12/08	170 - 6/12/13
Chief Financial Officer,		340		$220.31	340 - 6/12/12	340 - 6/12/13
Treasurer, and Corporate
Secretary

Mark A. Little, Executive	—	567	—	$220.31	567 - 6/12/07	567 - 6/12/13
Vice President, Chief		568		$220.31	568 - 6/12/08	568 - 6/12/13
Administrative Officer		1135		$220.31	1,135 - 6/12/12	1,135 - 6/12/13

Paul L. Cahan,	—	170	—	$220.31	170 - 6/12/07	170 - 6/12/13
Senior Vice President -		170		$220.31	170 - 6/12/08	170 - 6/12/13
Manufacturing		340		$220.31	340 - 6/12/12	340 - 6/12/13

John M. Dwyer, Jr.,	195	227	—	$220.31	227 - 6/12/07	195 - 3/6/13
Vice President - Sales and		227		$220.31	227 - 6/12/08	227 - 6/12/13
Marketing - Ammunition		454		$220.31	454 - 6/12/12	227 - 6/12/13
and Clay Targets						454 - 6/12/13

Don H. Campbell, Vice President - Sales and Marketing - Firearms	—	—	—	N/A	N/A	N/A
	—
Ronald H. Bristol, II, Former Executive Vice President and Chief Operating Officer	—	—	—	N/A	N/A	N/A

          (1) All of the stock options in the table above are service options with vesting dates as outlined above. Subject to the continued service of any option holder, 4,085 of the options in the table above vest ratably in June 2007 and 2008, respectively; and 4,085 of the options in the table above vest in June 2012. The vesting of options may be accelerated upon the occurrence of certain events specified in the 1999 Stock Incentive Plan and the 2003 Stock Option Plan, including a change in control as defined therein. Options not exercised will expire on the tenth anniversary of the date of grant. All of these options were issued on June 13, 2003, except for Mr. Dwyer’s 195 vested options which were issued on March 7, 2003.

          Although Mr. Dwyer had 65 of his 195 vested options vest during 2006, neither he nor any other Named Executive Officer exercised any options or had any shares of stock vest during 2006. Given the current fair value of $270 per share, all options were in-the-money at December 31, 2006. In addition, in accordance with SFAS 123R, the Company recorded an associated $0.3 million of compensation expense during 2006, the portion of which that is assigned to each Named Executive Officer is included in the Summary Compensation Table above. For additional information on Remington’s stock-based plans, see Note 15 to the accompanying audited consolidated financial statements.

Pension and Retirement Benefits

          Refer to “Pension and Retirement Benefits” in the Compensation Discussion & Analysis for a description of our pension and retirement benefit plans, the reasons for the establishment of multiple plans, and the material terms and conditions of benefits under each plan, including benefit formulas and eligibility standards with respect to normal retirement payment. The following table summarizes pension and retirement benefits as of December 31, 2006 for each of our Named Executive Officers. The changes in this table are reflected in the “Change in Pension Value and NQDC Earnings” column of the Summary Compensation Table.

          The amounts presented below for the Retirement Plan and the Supplemental Plan represent the present value of the current accrued accumulated benefit obligation as of December 31, 2006, and are based on a 6% discount rate and use the 1994 Uninsured Pensioners’ Mortality Table for males as deferred to age 65 annuities. Mr. Jackson will not be vested in the Supplemental Plan until 2008, but his amount presented below assumes his continued service until that time.

          In order to be eligible for early retirement, the relevant Named Executive Officer must be age 50 and have 15 years of qualifying service. Once these two criteria have been met, the Named Executive Officer can receive payments under the Retirement Plan and the Supplemental Plan before the age of 65 at a reduced level. The Postretirement Plan benefits are unaffected for early retirement status.

          Payment provisions for the Pension Plans are the same under early and normal retirements, and in order to get payment plans other than a single life annuity or 50% joint and survivor, an employee must have 15 years of service. Once an employee has more than 15 years of service, then the payment options become single life annuity, qualified joint and survivor, and income leveling (only for early retirements prior to age 62), the last two of which have several options for structuring payments to surviving spouses.

          See the “Potential Payments Upon Termination or Change of Control” section below for an explanation of the material terms of any applicable employment agreements, which are not included in the table below.

Pension and Retirement Benefits

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)

Thomas L. Millner, President and Chief Executive Officer	Pension Plan (1)	12.6	166,273
	Supplemental Plan (2)	12.6	635,422	(4)
	OPEB Plan (3)	12.6	66,193

Stephen P. Jackson, Jr., SVP, CFO, Treasurer and Corporate Secretary	Pension Plan (1)	N/A	N/A
	Supplemental Plan (2)	3.5	39,982
	OPEB Plan (3)	N/A	N/A

Mark A. Little, Executive V.P., CAO	Pension Plan (1)	10.5	205,779
	Supplemental Plan (2)	10.5	290,689	(5)
	OPEB Plan (3)	10.5	10,782

Paul L. Cahan, Senior Vice President- Manufacturing	Pension Plan (1)	11.7	323,872
	Supplemental Plan (2)	11.7	496,932
	OPEB Plan (3)	11.7	53,321

John M. Dwyer, Jr., VP - Sales & Marketing - Ammunition and Clay Targets	Pension Plan (1)	28.5	282,970	(6)
	Supplemental Plan (2)	N/A	N/A
	OPEB Plan (3)	28.5	28,953

Don H. Campbell, VP - Sales & Marketing - Firearms	Pension Plan (1)	N/A	N/A
	Supplemental Plan (2)	N/A	N/A
	OPEB Plan (3)	N/A	N/A

Ronald H. Bristol, II, Former EVP and Chief Operating Officer	Pension Plan (1)	10.8	83,479
	Supplemental Plan (2)	10.8	95,771
	OPEB Plan (3)	10.8	—

(1)	The Pension Plan in the above chart refers to the Pension Plan as discussed in “Compensation Discussion and Analysis,” above.

(2)	The Supplemental Plan in the above chart refers to the Supplemental Plan as discussed in “Compensation

Discussion and Analysis,” above.

(3)	The OPEB Plan in the above chart refers to the Postretirement Plan as discussed in “Compensation Discussion and Analysis,” above.

(4)	The amount presented excludes incremental three years of service subject to Mr. Millner’s executive employment agreement of $190,493. See “Executive Agreements” below for additional information.

(5)	The amount presented excludes incremental two years of service subject to Mr. Little’s executive employment agreement of $93,810. See “Executive Agreements” below for additional information.

(6)

The amount presented for Mr. Dwyer assumes that at age 58, he will have sufficient service to receive full benefits under the Pension Plan at that time. All other executives in the Pension Plan cannot receive full benefits unless they stay at Remington until the age of 65.

Non-Qualified Deferred Compensation

          The following table summarizes the non-qualified deferred compensation (the SERP Savings Plan) that was earned by our Named Executive Officers in 2006. The SERP Savings Plan is a non-qualified defined contribution plan under the Code. The SERP Savings Plan provides for matching of compensation contributions beyond the IRS covered compensation limits in order to allow the Named Executive Officers the same salary matching afforded to all employees. In addition, we pay interest on the balance of each account at the prime rate of interest as of December 31, 2006 (identified in the Wall Street Journal) plus 2% (10.25% at December 31, 2006). In 2006, contributions and interest earned for our Chief Executive Officer, Chief Financial Officer and each of the remaining Named Executive Officers was as follows: Mr. Millner, $17,507; Mr. Jackson, $2,385; Mr. Little, $5,819; Mr. Cahan, $5,157; Mr. Dwyer, $0, and Mr. Campbell, $162. Mr. Bristol participated in the 401(k) Plan and the SERP Savings Plan up to his termination date of February 28, 2006, and his full balance in the SERP Savings Plan was paid out effective with his termination date. The full balances in the SERP Savings Plan for the remainder of the Named Executive Officers were paid out in a lump sum in January 2007.

          The changes in this plan are reflected in the “Change in Pension Value and NQDC Earnings” column of the Summary Compensation Table; specifically the earnings, employee, and Company match associated with the SERP Savings Plan was $95,272 for Mr. Millner, $12,214 for Mr. Jackson, $49,088 for Mr. Little, $35,218 for Mr. Cahan, $1,205 for Mr. Dwyer, $102 for Mr. Campbell, and $1,110 for Mr. Bristol. In connection with the Board of Directors’ decision to terminate the use of the SERP Savings Plan in 2006, based on elections made by the Named Executive Officers who were participants in the SERP Savings Plan during fiscal 2006, the following amounts, less applicable taxes, were distributed on January 16, 2007: Mr. Millner - $886,726; Mr. Jackson - $67,734; Mr. Little - $485,176; Mr. Cahan - $328,312; Mr. Dwyer - $13,020; and Mr. Campbell - $1,634. Differences between these payout amounts and the amounts shown below relate to amounts contributed to each employee’s 401(k) Plan amount, partially offset by the incremental interest earnings from December 31, 2006 through January 16, 2007.

          Under the Special Plan, Mr. Cahan is entitled to additional supplemental retirement benefits of (i) a lump-sum payment of $77,000, payable on the date of commencement of benefits under the Supplemental Plan, which is the non-qualified defined benefit plan as defined in “Compensation Discussion and Analysis,” above, and (ii) credit in the Supplemental Plan as if he had received additional non-incentive compensation in March 2003 equal to $38,000, payable at the same time and in the same form as Mr. Cahan’s Supplemental Plan benefit. The lump-sum payment is reflected in the Nonqualified Deferred Compensation table below.

Nonqualified Deferred Compensation

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Accrued Aggregate Earnings in Last FY ($)	Aggregate Withdrawals / Distributions ($)	Transfer to Qualified Defined Contribution Plan ($)		Aggregate Balance at last FYE ($)

Thomas L. Millner, President and Chief Executive Officer	$84,480	$21,120	$79,917	$—	$(17,294	) (1)	$911,714

Stephen P. Jackson, Jr., SVP - CFO, Treasurer and Corporate Secretary	$30,333	$9,333	$6,646	$—	$(11,294	) (2)	$91,211

Mark A. Little, Executive Vice President, Chief Administrative Officer	$67,375	$10,780	$44,073	$—	$(17,294	) (1)	$511,872

Paul L. Cahan, Senior Vice President - Manufacturing	$53,900	$10,780	$30,203	$—	$(17,294	) (1)	$355,675

	—	—	—	—	—	(3)	77,000

John M. Dwyer, Jr., Vice President - Sales and Marketing - Ammunition and Clay Targets	$—	$—	$1,205	$—	$—	(4)	$12,961

Don H. Campbell, Vice President - Sales and Marketing - Firearms	$3,300	$—	$162	$—	$—	(4)	$3,462

Ronald H. Bristol, II, Former Executive Vice President and Chief Operating Officer	$5,720	$1,907	$4,875	$(301,423)	$(18,921	) (5)	$—

(1)	Transfer to qualified defined contribution plan includes employee contributions of $11,529 and Company match of $5,765.

(2)	Transfer to qualified defined contribution plan includes employee contributions of $7,529 and Company match of $3,765.

(3)	Reflects amounts associated with the Special Plan disclosed in the “Compensation Discussion and Analysis” section and the narrative preceding this table above.

(4)

Messrs. Dwyer and Campbell did not make any contributions in 2006 to the SERP Savings Plan. Instead, the match to the qualified defined contribution plan for Messrs. Dwyer and Campbell was $7,260 and $6,600, respectively, and is included in the Summary Compensation Table under “All Other Compensation”.

(5)	Mr. Bristol left the Company effective February 28, 2006 and as a result his balance in the SERP Savings Plan was distributed to him at that time, net of applicable taxes.

Potential Payments Upon Termination or Change-in-Control

Severance - Employment Agreements

          The employment agreements of Messrs. Millner, Little, and Cahan entitle them to a severance payment if employment is terminated without cause.

          As used in these employment agreements, “cause” means:

•

the willful failure of the executive substantially to perform his duties (other than any such failure due to physical or mental illness) or other material breach by the executive of any of his obligations, after a demand for substantial performance or cure of such breach is delivered, and a reasonable opportunity to cure is given, to the executive by Remington, which demand identifies the manner in which Remington believes that the executive has not substantially performed his duties or breached his obligations;

•	The executive’s engaging in willful and serious misconduct that has caused or would reasonably be expected to result in material injury to Remington or any of its affiliates;

•	The executive’s conviction of, or entering a plea of nolo contendere to, a crime that constitutes a felony; or

•	violation of any provision of Remington’s business ethics policy.

          In addition, the executive agreements provide for a severance payment if employment is terminated for good reason.

          As used in these employment agreements, “good reason” means termination of employment by executive within thirty days following the occurrence of any of the following without executive’s consent:

•	the assignment of the executive to a position the duties of which are a material diminution of the duties of his current title and position;

•	a reduction of the executive’s base salary or the percentage of such base salary made available as an incentive compensation opportunity;

•	the assignment of the executive to a principal office located beyond a 50-mile radius of the executive’s current work place; or

•	a material breach by Remington of any of its obligations associated with the employment agreement.

          The employment agreements with Messrs. Millner, Little, and Cahan are without a fixed term. The severance terms are as follows: Millner—three years, Little—two years, and Cahan—one year. The employment agreements with Messrs. Millner and Little also include a provision for pension credited service.

Severance – Redeemable Stock and Redeemable Deferred Stock Amounts.

          Messrs. Millner, Little, Cahan, and Dwyer have accumulated stock ownership through previously implemented incentive and deferred compensation programs. Upon termination of employment, Holding has the right to repurchase these shares from the executives and has a historical practice of doing so if permitted under its existing debt agreements.

Stock Option Plans.

          In accordance with the 1999 Stock Incentive Plan and the 2003 Stock Option Plan, upon a change in control, all outstanding stock options immediately vest.

Change in Control Severance Agreement.

          The severance agreement with Mr. Jackson was entered into in 2006 as a result of his promotion to Chief Financial Officer. Mr. Jackson is eligible to receive a severance package in the event a change in control of more than 50% of Holding’s equity occurs during the period November 1, 2006 through October 31, 2007. This agreement is renewable on an annual basis at the discretion of the Compensation Committee, and is enforceable upon the event of a change in control of more than 50% of Holding’s equity, and any of the following occurs:

•	a diminishment in scope of his duties occurs;

•	assignment to a primary office located beyond a 50 mile radius of his current workplace;

•	he is not invited to stay with the new company; or

•	he chooses not to stay with the new company.

Long Term Incentive Plan (“LTIP”).

          A change in control is defined by the LTIP as:

•        the acquisition by any person, entity or “group” (as defined in Section 13(d) of the Securities Exchange Act of 1934, as amended), other than Remington, any of its affiliates, any employee benefit plan of Remington or any of its affiliates, or the Funds, of 50% or more of the combined voting power of Holding’s then outstanding voting securities; or

•        the merger or consolidation of Remington, as a result of which any person, entity or “group” (as defined in Section 13(d) of the Securities Exchange Act of 1934, as amended), other than Remington, any of its affiliates, any employee benefit plan of Remington or any of its affiliates, owns, directly or indirectly, more than 50% of the combined voting power entitled to vote generally in the election of directors of the merged or consolidated company; or

•        the sale, transfer or other disposition of all or substantially all of the assets of Remington to any person, entity or “group” (as defined in Section 13(d) of the Securities Exchange Act of 1934, as amended), other than Remington, any of its affiliates, any employee benefit plan of Remington or any of its affiliates.

          Upon a change in control, each participant who is actively employed by Remington or was actively employed by Remington immediately prior to such change in control will be entitled to a lump sum payment which shall be equal to (i) the amount, if any, credited to each participant as of the date of the change in control plus (ii) the amount that would have been credited to each participant in respect of the fiscal year of the change in control and each subsequent fiscal year if the participant had remained employed through the vesting date and Remington had achieved the aggregate Adjusted EBITDA target for each such fiscal year. Such payment shall be made on the date of such change of control. Notwithstanding the foregoing, if the acquirer in such change in control decides to continue the LTIP at the targets outlined following the change in control, the amounts shall not be paid and the LTIP shall continue through the original payment date.

Summary Tables for Potential Payments upon Termination or Change in Control

          The following tables set forth potential payments to our Named Executive Officers upon termination of their employment or a change in control related to the shares in Holding under their current employment agreements and other applicable agreements as of December 31, 2006. We note that the SERP Savings Plan is available to each of the Named Executive Officers upon resignation, however since the SERP Savings Plan was terminated and paid out effective January 2007, as noted above in “Non-Qualified Deferred Compensation” above, we have excluded it from the tables below.

Thomas L. Millner
President and Chief Executive Officer

	Terminated with Cause	Terminated without Cause	Resign with Good Reason	Resign without Good Reason	Change in Control

Salary (1)	$—	$1,584,000	$1,584,000	$—	$—
Cash Bonus (2)	—	331,800	331,800	—	—
Supplemental Plan (3)	—	190,493	190,493	—	—
Extended Medical (4)	270	270	270	270	—
Stock (5)	1,015,740	1,015,740	1,015,740	1,015,740	1,015,740
Stock Options (6)	—	—	—	—	180,474
LTIP (7)	—	—	—	—	844,800
Special Plan (8)	—	—	—	—	—

	$1,016,010	$3,122,303	$3,122,303	$1,016,010	$2,041,014

(1)	Salary is three times Mr. Millner’s base salary paid in equal installments over thirty-six months (3 years) in accordance with Mr. Millner’s executive employment agreement.

(2)

Cash Bonus is Mr. Millner’s portion of annual cash incentive compensation that would have been payable assuming he was terminated at the end of the year, to be paid in a lump sum amount in accordance with Mr.

Millner’s executive employment agreement.

(3)	Supplemental Plan is the estimated actuarial value of an additional three years of service credit under Remington’s Supplemental Plan in accordance with Mr. Millner’s executive employment agreement.

(4)

Extended Medical is the estimated annual amount of healthcare costs expected to be paid by the Company for Mr. Millner and his family, which is received until the age of 65 in accordance with the extended Medical Plan. The estimate is based on the past four years of actual experience, less estimated contributions to be made by Mr. Millner.

(5)

Assumes that Holding will elect to pay Mr. Millner for all of his outstanding 3,762 shares of Holding upon the occurrence of all of these events. Amounts are based on the $270 per share current price, excluding tax effects.

(6)

None of Mr. Millner’s 3,632 options to purchase Holding common stock are vested. Upon a change in control, all stock options immediately vest. All of Mr. Millner’s 3,632 options to purchase Holding common stock have a strike price of $220.31 per share and the current market value of Holding common stock is $270 per share.

(7)

Assumes that upon a change in control, the acquiring company elects to terminate the LTIP, resulting in the payment of all applicable years under the LTIP. If the acquiring company does not elect to terminate the LTIP, then no payment will be made.

(8)	This item is not applicable to Mr. Millner.

Stephen P. Jackson, Jr.
Senior Vice President - Chief Financial Officer, Treasurer, and Corporate Secretary

	Terminated with Cause	Terminated without Cause	Resign with Good Reason	Resign without Good Reason	Change in Control

Salary (1)	$—	$—	$—	$—	$500,000
Cash Bonus (2)	—	—	—	—	—
Supplemental Plan (2)	—	—	—	—	—
Extended Medical (2)	—	—	—	—	—
Stock (2)	—	—	—	—	—
Stock Options (3)	—	—	—	—	33,789
LTIP (4)	—	—	—	—	400,000
Special Plan (2)	—	—	—	—	—

	$—	$—	$—	$—	$933,789

(1)

Salary is two times Mr. Jackson’s base salary (as of the date of termination) paid in equal installments over twenty-four months (2 years) in accordance with Mr. Jackson’s change-in-control severance agreement.

(2)	These items are not applicable to Mr. Jackson.

(3)

None of Mr. Jackson’s 680 options to purchase Holding common stock are vested. Upon a change in control, all stock options immediately vest. All of Mr. Jackson’s 680 options to purchase Holding common stock have a strike price of $220.31 per share and the current market value of Holding common stock is $270 per share.

(4)

Assumes that upon a change in control, the acquiring company elects to terminate the LTIP, resulting in the payment of all applicable years under the LTIP. If the acquiring company does not elect to terminate the LTIP, then no payment will be made.

Mark A. Little
Executive Vice President, Chief Administrative Officer

	Terminated with Cause	Terminated without Cause	Resign with Good Reason	Resign without Good Reason	Change in Control

Salary (1)	$—	$539,000	$539,000	$—	$—
Cash Bonus (2)	—	151,100	151,100	—	—
Supplemental Plan (3)	—	93,810	93,810	—	—
Extended Medical (4)	8,750	8,750	8,750	8,750	—
Stock (5)	323,460	323,460	323,460	323,460	323,460
Stock Options (6)	—	—	—	—	112,796
LTIP (7)	—	—	—	—	431,200
Special Plan (8)	—	—	—	—	—

	$332,210	$1,116,120	$1,116,120	$332,210	$867,456

(1)	Salary is two times Mr. Little’s base salary paid in equal installments over twenty-four months (2 years) in accordance with Mr. Little’s executive employment agreement.

(2)

Cash Bonus is Mr. Little’s portion of annual cash incentive compensation that would have been payable assuming he was terminated at the end of the year, to be paid in a lump sum amount in accordance with Mr. Little’s executive employment agreement.

(3)	Supplemental Plan is the estimated actuarial value of an additional two years of service credit under Remington’s Supplemental Plan in accordance with Mr. Little’s executive employment agreement.

(4)

Extended Medical is the estimated annual amount of healthcare costs expected to be paid by the Company for Mr. Little and his family, which is received until the age of 65 in accordance with the extended Medical Plan. The estimate is based on the past four years of actual experience, less estimated contributions to be made by Mr. Little.

(5)

Assumes that Holding will elect to pay Mr. Little for all of his outstanding 1,198 shares of Holding upon the occurrence of all of these events. Amounts are based on the $270 per share current price, excluding tax effects.

(6)

None of Mr. Little’s 2,270 options to purchase Holding common stock are vested. Upon a change in control, all stock options immediately vest. All of Mr. Little’s 2,270 options to purchase Holding common stock have a strike price of $220.31 per share and the current market value of Holding common stock is $270 per share.

(7)

Assumes that upon a change in control, the acquiring company elects to terminate the LTIP, resulting in the payment of all applicable years under the LTIP. If the acquiring company does not elect to terminate the LTIP, then no payment will be made.

(8)	This item is not applicable to Mr. Little.

Paul L. Cahan
Senior Vice President - Manufacturing

	Terminated with Cause	Terminated without Cause	Resign with Good Reason	Resign without Good Reason	Change in Control

Salary (1)	$—	$269,500	$269,500	$—	$—
Cash Bonus (2)	—	151,100	151,100	—	—
Supplemental Plan (3)	—	—	—	—	—
Extended Medical (4)	5,000	5,000	5,000	5,000	—
Stock (5)	140,670	140,670	140,670	140,670	140,670
Stock Options (6)	—	—	—	—	33,789
LTIP (7)	—	—	—	—	431,200
Special Plan (8)	77,000	77,000	77,000	77,000	77,000

	$222,670	$643,270	$643,270	$145,670	$605,659

(1)	Salary is one times Mr. Cahan’s base salary paid in equal installments over twelve months (1 year) in accordance with Mr. Cahan’s executive employment agreement.

(2)

Cash Bonus is Mr. Cahan’s portion of annual cash incentive compensation that would have been payable assuming he was terminated at the end of the year, to be paid in a lump sum amount in accordance with Mr. Cahan’s executive employment agreement.

(3)	This item is not applicable to Mr. Cahan.

(4)

Extended Medical is the estimated annual amount of healthcare costs expected to be paid by the Company for Mr. Cahan and his family. The estimate is based on the past four years of actual experience, less estimated contributions to be made by Mr. Cahan.

(5)

Assumes that Holding will elect to pay Mr. Cahan for all of his outstanding 521 shares of Holding upon the occurrence of all of these events. Amounts are based on the $270 per share current price, excluding tax effects.

(6)

None of Mr. Cahan’s 680 options to purchase Holding common stock are vested. Upon a change in control, all stock options immediately vest. All of Mr. Cahan’s 680 options to purchase Holding common stock have a strike price of $220.31 per share and the current market value of Holding common stock is $270 per share.

(7)

Assumes that upon a change in control, the acquiring company elects to terminate the LTIP, resulting in the payment of all applicable years under the Plan. If the acquiring company does not elect to terminate the LTIP, then no payment will be made.

(8)	Amount relates to the non-qualified deferred compensation plan referred to as the Special Plan, which is owed to Mr. Cahan upon any terminating circumstance.

John M. Dwyer, Jr.
Vice President - Sales and Marketing - Ammunition and Clay Targets

	Terminated with Cause	Terminated without Cause	Resign with Good Reason	Resign without Good Reason	Change in Control

Salary (1)	$—	$—	$—	$—	$—
Cash Bonus (1)	—	—	—	—	—
Supplemental Plan (1)	—	—	—	—	—
Extended Medical (1)	—	—	—	—	—
Stock (2)	52,650	52,650	52,650	52,650	52,650
Stock Options (3)	—	—	—	—	54,808
LTIP (4)	—	—	—	—	290,400
Special Plan (1)	—	—	—	—	—

	$52,650	$52,650	$52,650	$52,650	$397,858

(1)	These items are not applicable to Mr. Dwyer.

(2)	Assumes that Holding will elect to pay Mr. Dwyer for all of his outstanding 195 shares of Holding upon the occurrence of all of these events. Amounts are based on the $270 per share current price.

(3)

195 of Mr. Dwyer’s 1,103 options to purchase Holding common stock are vested. Upon a change in control, his remaining stock options immediately vest. All of Mr. Dwyer’s 1,103 options to purchase Holding common stock have a strike price of $220.31 per share and the current market value of Holding common stock is $270 per share.

(4)

Assumes that upon a change in control, the acquiring company elects to terminate the LTIP, resulting in the payment of all applicable years under the LTIP. If the acquiring company does not elect to terminate the LTIP, then no payment will be made.

Don H. Campbell
Vice President - Sales and Marketing - Firearms

	Terminated with Cause	Terminated without Cause	Resign with Good Reason	Resign without Good Reason	Change in Control

Salary (1)	$—	$—	$—	$—	$—
Cash Bonus (1)	—	—	—	—	—
Supplemental Plan (1)	—	—	—	—	—
Extended Medical (1)	—	—	—	—	—
Stock (1)	—	—	—	—	—
Stock Options (1)	—	—	—	—	—
LTIP (2)	—	—	—	—	264,000
Special Plan (1)	—	—	—	—	—

	$—	$—	$—	$—	$264,000

(1)	These items are not applicable to Mr. Campbell.

(2)

Assumes that upon a change in control, the acquiring company elects to terminate the LTIP, resulting in the payment of all applicable years under the LTIP. If the acquiring company does not elect to terminate the LTIP, then no payment will be made.

Severance - Ronald H. Bristol, II

          Effective February 28, 2006, Mr. Bristol resigned without good reason (as defined) and accordingly received no payments under his employment agreement for salary and other benefits, and Mr. Bristol did not participate in the LTIP. However, as a result of the redeemable and redeemable deferred stock amount termination provisions, in 2006, Holding converted Mr. Bristol’s 781 redeemable deferred shares into common shares of Holding effective with his termination date. Accordingly, upon a change in control, Mr. Bristol has 922 common shares of Holding, which at $270 per share equates to $248,940. In addition, Mr. Bristol continues to annually receive medical benefits of approximately $2,000 until he reaches age 65.

Director Compensation

          Members of the Board of Directors of Remington who are not employees of Remington, Holding, CD&R or BRS, who we refer to as eligible directors, receive a per meeting fee of $1,000 for each Remington board and committee meeting attended and an annual retainer of $25,000. The Eligible Directors include Messrs. Bobby R. Brown, Richard A. Gilleland, Richard E. Heckert, Hubbard C. Howe, Thomas F. L’Esperance, and General H. Norman Schwarzkopf, General, United States Army, Retired. An additional fee of $1,000 per meeting is paid to the chairman of each committee. All directors are reimbursed for reasonable travel and lodging expenses incurred to attend meetings.

          The Board of Directors previously approved outside directors under the age of 65 to participate in Remington’s Medical Plan. Presently, one outside director, Mr. Richard A. Gilleland, is enrolled in the Medical Plan and reimburses Remington at the same cost as an active employee.

          Mr. Leon J. (Bill) Hendrix, Jr., a director, is also an employee of Remington. He receives an annual salary of $60,000, and is included in the Medical Plan, the Supplemental Plan, the SERP Savings Plan, the 401(k) Plan, and the Death Benefit Plan.

          The following table summarizes our director compensation during the 2006 fiscal year. “NQDC” referenced in the column header refers to Non-Qualified Deferred Compensation plans, of which only the SERP Savings Plan is applicable to directors.

	Director Compensation

Name	Fees Earned or Paid in Cash ($)	Change in Pension Value and NQDC Earnings		All Other Compensation ($)		Total ($)

Leon J. Hendrix, Jr.	$—	$27,329	(1)	$61,288	(2)	$88,617

B. Charles Ames	—	—		1,049		$1,049

Michael G. Babiarz	—	—		1,049		$1,049

Bobby R. Brown	49,000	—		1,049		$50,049

Richard A. Gilleland	43,500	—		15,117	(3)	$58,617

Richard E. Heckert	38,000	—		1,049		$39,049

Hubbard C. Howe	34,000	—		1,049		$35,049

Thomas E. Ireland	—	—		1,049		$1,049

Thomas F. L’Esperance	30,000	—		1,049		$31,049

H. Norman Schwarzkopf	30,500	—		1,973		$32,473

Stephen C. Sherrill	—	—		1,049		$1,049

(1)	Includes matching contributions and interest on behalf of the director to the Remington Savings and Investment Plans in the amount of $27,329.

(2)	Includes salary of $60,000, a Board of Directors gift of a Model 105Cti autoloading shotgun and ammunition totaling $1,288.

(3)	Includes net benefits paid as a result of inclusion in the Remington Medical and Dental Plan of $14,068, and a Board of Directors gift of a Model 105Cti autoloading shotgun of $1,049.

Compensation Committee Interlocks and Insider Participation

          The Board of Directors of Remington established a Compensation Committee to review all compensation arrangements for executive officers of Remington. The individuals serving on the Compensation Committee during 2006 were Richard A. Gilleland, Chairman, H. Norman Schwarzkopf, and Richard E. Heckert. None of the members of our Compensation Committee during 2006 has ever served as an officer or employee of the Company. During 2006, none of our executive officers served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our Compensation Committee or Board of Directors. In addition, during 2006 none of the members of our Compensation Committee had any relationship requiring disclosure under Item 404 of Regulation S-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          Holding owns all of the outstanding common stock of Remington. Each share of common stock is entitled to one vote. The following table sets forth the beneficial ownership, as of March 27, 2007, of common stock of Holding by each director of Remington, by all directors and executive officers of Remington as a group, by each Named Executive Officer, and by each person who owns beneficially more than five percent of the outstanding shares of common stock of Holding:

Name of Beneficial Owner	Number of Shares(1)	Percent of Class(1)

Bruckmann, Rosser, Sherrill & Co. II, L.P(2)	135,954	64.4%
The Clayton & Dubilier Private Equity Fund IV Limited Partnership(3)	28,717	13.6%
Clayton & Dubilier Associates IV Limited Partnership	59,010	28.0%
B. Charles Ames(4)(5)(6)	4,539	2.2%
Michael G. Babiarz(4)(6)	—	—
Hubbard C. Howe(6)	—	—
Thomas E. Ireland(4)	—	—
Bobby R. Brown	900	*
Richard A. Gilleland	213	*
Richard E. Heckert	213	*
Thomas F. L’Esperance	—	—
H. Norman Schwarzkopf(9)	229	*
Stephen C. Sherrill(7)(8)	217	*
Leon J. Hendrix, Jr.(6)	1,400	*
Thomas L. Millner(10)	3,762	1.8%
Ronald H Bristol, II(12)	922	*
Mark A. Little(10)	1,198	*
Paul L. Cahan(10)	521	*
Stephen P. Jackson, Jr.	—	—
Executive officers and directors as a group (5)(6)(7)(8)(9)(10)(11)	13,582	7.0%

*	Less than 1%

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

(3)

Clayton & Dubilier Associates IV Limited Partnership (“Associates IV”) is the general partner of the CDR Fund and by virtue of such status may be deemed to be the beneficial owner of the shares owned by the CDR Fund. Associates IV has the power to direct the CDR Fund as to the voting and disposition of shares held by the CDR Fund. Includes 30,293 shares held by limited partners of the CDR Fund, including 4,627 shares held by Mr. Ames, 4,627 shares held by the B. Charles Ames Family 2003 Trust, 2,314 shares held by Mr. Babiarz, 1,735 shares held by Mr. Hendrix, 578 shares held by the Leon J. Hendrix Family 1993 Trust and 9,255 shares held by Mr. Howe, as to which Associates IV has both investment and dispositive power. No single person controls the voting and dispositive power of Associates IV with respect to the shares owned by the CDR Fund. Mr. Ames, Joseph L. Rice, III and Donald Gogel are the general partners of Associates IV, and none of them individually has the power to direct or veto the voting or disposition of shares owned by the CDR Fund. Associates IV expressly disclaims beneficial ownership of the shares owned by the CDR Fund, Messrs. Ames,

Babiarz, Hendrix and Howe, the B. Charles Ames Family 2003 Trust and the Leon J. Hendrix Family 1993 Trust. Each of Messrs. Ames, Rice and Gogel expressly disclaims beneficial ownership of the shares owned by the CDR Fund. The business address for each of the CDR Fund and Associates IV is 270 Greenwich Avenue, Greenwich, Connecticut 06830.

(4)

Does not include the 28,717 shares owned by the CDR Fund, or the 59,010 shares deemed beneficially owned by Associates IV. Mr. Ames may be deemed to share beneficial ownership of the shares owned of record by the CDR Fund by virtue of his status as a general partner of Associates IV, but each expressly disclaims such beneficial ownership of the shares owned by the CDR Fund and deemed beneficially owned by Associates IV. The general partners of Associates IV share investment and voting power with respect to securities owned by the CDR Fund but no individual controls such investment or voting power.

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

(9)	All shares are held by H. Norman Schwarzkopf Revocable Trust of 1992.

(10)	Includes 3,393, 1,000, and 265 deferred shares of common stock held by Messrs. Millner, Little, and Cahan, respectively.

(11)	Includes 5,109 deferred shares of common stock and 195 vested options held by the directors and executive officers as a group.

(12)

As previously disclosed in the Company’s Form 8-K filed on February 28, 2006 under the Exchange Act, Mr. Bristol resigned from his employment with the Company effective as of such date and is not included in the Company’s aggregate executive officer share amounts but is included above since he is a Named Executive Officer.

Equity Compensation Plan Information

          Table of Securities Authorized for Issuance Under Equity Compensation Plans

          The following table sets forth the indicated information regarding our equity compensation plans and arrangements as of December 31, 2006.

Plan category	Class of Security	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans

Equity compensation plans approved by security holders (2003 Stock Option Plan)	Options	10,208		$220.31	5,682
Equity compensation plans not approved by security holders (1999 Stock Incentive Plan)	Options	427	(1)	$220.31	21,209	(2)

Total	Options	10,635		$220.31	26,891	(2)

(1)     Does not include 5,851 outstanding deferred shares.

(2)     Includes 5,851 outstanding deferred shares. Excludes 2,089 redeemable shares already issued to stockholders of Holding. Remaining awards under the 1999 Stock Incentive Plan may be granted only as deferred shares and remaining awards under the 2003 Stock Option Plan may be granted only as options.

     Description of Equity Compensation Plans Not Approved By Security Holders

          In May 1999, the board of directors of Holding adopted the RACI Holding Inc. Stock Incentive Plan (the “1999 Stock Incentive Plan”) for the purpose of promoting the long-term financial success of Holding and the Company and to materially increase stockholder value by (1) motivating superior performance by participating employees, (2) providing employees with an ownership interest in Holding and (3) enabling Holding and the Company to attract and maintain the services of an outstanding management team. The 1999 Stock Incentive Plan permits the grant of rights to purchase shares of the common stock of Holding or deferred shares and options to purchase shares to participating employees. Only employees who made irrevocable elections to acquire shares under the 1999 Stock Incentive Plan prior to January 2003 may receive additional grants under the 1999 Stock Incentive Plan.

          Options. Options awarded under the plan are evidenced by an option agreement. Options may be subject to a vesting schedule based on completion of a specified period of service. Upon exercise of an option, a participating employee is required to enter into a stock subscription agreement containing, among other things, substantial restrictions on transfer and repurchase rights upon termination of employment. Unless earlier terminated pursuant to the applicable option agreement, unexercised options expire on the tenth anniversary of the grant date.

          Unless the Board determines that alternative options (discussed below) will be available, upon a change in control of Remington, each option will be canceled in exchange for a payment in cash of an amount equal to the excess, if any, of the price paid in the change of control transaction over the exercise price. The replacement options offered by the acquirer will be considered alternative options as long as they: (1) provide rights and entitlements substantially equivalent to or better than the rights, terms and conditions applicable under the options; (2) have substantially equivalent economic value to the options (determined at the time of the change in control); and (3) have certain terms and conditions intended to preserve the economic value of the alternative options to the participating employee in the event of an involuntary termination within two years following a change in control.

          Deferred Shares. Deferred shares offered under the plan are evidenced by either a deferred share award agreement or matching deferred share award agreement, depending on whether the deferred shares are purchased by or granted to the participating employee in connection with his or her purchase of shares or deferred shares. Generally, after the deferral period, shares of common stock will be issued in respect of deferred shares, at which time each holder of deferred shares would enter into a stock subscription agreement for those shares containing, among other things, substantial restrictions on transfer and repurchase rights upon termination of employment. The shares of common stock related to deferred shares granted will generally be issued to employees upon the earliest of the following to occur: (1) immediately before a change of control of Remington or Holding, unless deferred shares of the acquirer in the change of control with substantially similar terms are available and the holder of the deferred shares has not elected prior to the change of control to receive the shares for his or her deferred shares; (2) the expiration of any lock-up period following a public offering; (3) immediately before the record date for a leveraged recapitalization of the issuer in which the CDR Fund has a realization event with respect to a substantial portion of its investment; and (4) the employee’s termination of employment other than for cause.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Principal Shareholders

          The CDR Fund, which currently holds, on a fully diluted basis taking into account all options and deferred shares, 13.0% (and by proxy controls the votes of 26.6%) of the outstanding common stock of Holding, is a private investment fund managed by Clayton, Dubilier & Rice, Inc., or CD&R. The general partner of the CDR Fund is Associates IV. Leon J. Hendrix, Jr., formerly a principal of CD&R, is a director of Holding and Remington and has served as Chairman since December 1997. In November 2000, Mr. Hendrix became an employee of Remington, retaining the title of Chairman. B. Charles Ames is a director and principal of CD&R, general partner of Associates IV, and a director of Remington and Holding. Michael G. Babiarz is a director, principal and stockholder of CD&R and Thomas E. Ireland is a principal of CD&R. Both Messrs. Babiarz and Ireland are directors of Remington and Holding. Hubbard C. Howe is a director of Remington and a former principal of CD&R. Holding has two senior notes totaling $45.2 million in principal, including paid-in-kind interest, which were created during the recapitalization of Holding in February 2003. The current balances, including paid-in-kind interest, of the senior notes that mature in 2011 and 2012 are $26.7 million and $18.5 million, respectively.

          The BRS Fund, which currently owns, on a fully diluted basis taking into account all options and deferred shares, 61.3% of the capital stock of Holding, is a private equity investment fund managed by Bruckmann, Rosser, Sherrill & Co, Inc., or BRS. The general partner of the BRS Fund is BRSE, L.L.C. Stephen C. Sherrill, a principal of BRS, is a director of Remington and Holding.

          Pursuant to consulting agreements that Holding and Remington have entered into with CD&R and BRS, CD&R and BRS receive annual fees for management and financial consulting services provided to us and reimbursement of out-of-pocket expenses. Such consulting services include helping us to establish effective banking, legal and other business relationships, and assisting management in developing and implementing strategies for improving our operational, marketing and financial performance. The consulting agreements currently provide for annual fees of $0.5 million to each of CD&R and BRS, which may be adjusted, subject to the approval of both the CDR Fund and the BRS Fund, at the discretion of a majority of the directors of Remington and Holding not affiliated with CD&R or BRS, respectively. In addition, the consulting agreements also provide that if an employee of CD&R or BRS is appointed to an executive management position (or position of comparable responsibility) with us, the annual fee will be increased by an amount to be determined by CD&R or BRS, the amount of such increase not to exceed 100% of the existing annual fee in effect at that time. However, any increase in the annual fee is subject to applicable limitations under our existing and future debt. We paid to CD&R an annual fee and out-of-pocket expenses of $0.6 million in each of 2006, 2005, and 2004. We paid BRS an annual fee and out-of-pocket expenses of $0.6 million in 2006, and $0.5 in each of 2005 and 2004. The consulting agreements also provide that CD&R and BRS will perform financial advisory, investment banking and similar services with respect to any proposals for an acquisition, merger, recapitalization, or any other similar transaction directly or indirectly involving Holding, Remington and their subsidiaries.

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

          We pay fees to the law firm of Debevoise & Plimpton LLP for legal services rendered. Franci J. Blassberg, Esq., a member of Debevoise & Plimpton LLP, is married to Joseph L. Rice, III, who is the Chairman, a director and a stockholder of CD&R and a general partner of Associates IV. Fees and expenses paid to Debevoise & Plimpton LLP for 2006, 2005, and 2004 were $1.5 million, $0.4 million, and $0.5 million, respectively.

Related Person Transaction Policy

          The Board has adopted a written related person transaction policy. This policy has been adopted on a going-forward basis from the date of adoption and prior related person transactions were approved by the Audit Committee, but not pursuant to the new written related person transaction policy.

          The Board recognizes that related person transactions, as defined in the Company’s related person transaction policy, present a heightened risk of actual or perceived conflicts of interest that could damage the reputation and public trust of the Company. The Board therefore has adopted this policy to govern the procedures for review and consideration of all related person transactions involving the Company to help ensure that any such transactions are timely identified and given appropriate consideration. It is the Company’s policy to enter into or ratify related person transactions only when the Board, acting through the Audit Committee or as otherwise prescribed by the related person transaction policy, determines that the related person transaction in question is in, or is not inconsistent with, the best interests of the Company and its stockholder.

          The Audit Committee will annually review this policy and will recommend amendments, if any, to the Board for its consideration. In addition, the Board has determined that the Audit Committee of the Board shall consider and, if deemed advisable, approve each related person transaction. The Audit Committee will consider all of the relevant facts and circumstances available to the Audit Committee, including but not limited to (i) the benefits to the Company; (ii) the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, stockholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms of the proposed related person transaction; and (v) the terms available to unrelated third parties or to employees generally in an arms-length negotiation. No member of the Audit Committee will participate in any review, consideration or approval of any related person transaction with respect to which such member or any of his or her immediate family members is the related person.

Director Independence

          The Board of Directors uses the definition of “independent director” as set forth in Rule 4200(a)(15) of the NASDAQ Stock Market LLC in determining whether the members of the Board are independent. An “independent director” per the NASDAQ definition, generally means a person other than an executive officer or employee of Remington or any other individual having a relationship which, in the opinion of Remington’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ definition also includes a series of objective tests that would not allow a director to be considered independent if the director has or has had certain employment, business or family relationships with us.

          The Board of Directors has affirmatively determined that the following directors are “independent” within the meaning of NASDAQ Rule 4200(a)(15): Bobby R. Brown, Richard E. Heckert, H. Norman Schwarzkopf, Richard E. Gilleland, and Hubbard C. Howe. With respect to each of these directors, there were no transactions, relationships or arrangements that were considered by the Board but rejected as not impairing such director’s independence.

          Although our Board does not consist of a majority of independent directors, we are a “controlled company” as defined by NASDAQ listing standards and thus are not required to comply with the NASDAQ requirement that our Board consist of a majority of independent directors. A “controlled company” for these purposes is a company of which more than 50% of the voting power is held by an individual, group or another company. Since (i) 100% of our common stock is owned by Holding; (ii) the BRS Fund and the CDR Fund maintain voting control, in the aggregate, of almost 89% of Holding’s outstanding common stock; and (iii) the BRS Fund and the CDR Fund have entered into a Shareholders’ Agreement that governs certain aspects of the relationships among us, Holding, the CDR Fund and the BRS Fund, and sets forth certain arrangements with respect to the corporate governance of us and Holding (including with respect to the election of directors and director nominees), we satisfy the definition of a “controlled company” and thus are not subject to the requirement that a majority of our Board consist of “independent directors,” as that term is defined by NASDAQ Rule 4200(a)(15).

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Change in Independent Registered Public Accounting Firm

          PricewaterhouseCoopers LLP served as the Company’s independent auditors until November 14, 2005 on which date the Company’s stockholder voted to appoint Grant Thornton LLP as the independent auditors. We refer you to our Form 8-K filed on November 14, 2005 for a full description of the event.

          The following presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2005 and 2006. Where applicable, we have also presented the fees for professional audit services rendered by PricewaterhouseCoopers LLP during fiscal year 2005.

Audit Fees

          Our audit fees to Grant Thornton LLP were $0.4 million in 2006 and $0.3 in 2005 for professional services rendered in connection with the annual audit and quarterly reviews of the financial statements.

          Through November 14, 2005, our audit fees to PricewaterhouseCoopers LLP were $0.1 million for professional services rendered in connection with their engagement to perform the timely quarterly reviews of the financial statements in 2005, and were less than $0.1 million for professional services rendered in connection with the restatement of our 2004 fiscal year results on Form 10-K/A during 2005.

Audit-Related Fees

          Our audit-related fees to Grant Thornton LLP were less than $0.1 million in 2006 for services related to compliance with the Sarbanes-Oxley Act of 2002 and related rules and regulations. There were no fees subject to this category to report in 2005 for either PricewaterhouseCoopers LLP or Grant Thornton LLP.

Tax Fees

          Our tax-related fees to Grant Thornton LLP were less than $0.1 million for 2006 and 2005, primarily for professional services rendered in return preparation and state tax consulting and review. There were no tax-related fees to PricewaterhouseCoopers LLP in 2005.

Other Fees

          In 2006, there were fees of less than $0.1 to Grant Thornton LLP primarily related to an audit of the stand-alone financial statements of Holding. Through November 14, 2005, our other fees to PricewaterhouseCoopers LLP were $0.1 million for professional services rendered in 2005 for consulting services for our healthcare benefits and retirement benefit plans. There were no such fees paid to Grant Thornton LLP in 2005.

Audit Fee Approval

          The percentage of fees paid to PricewaterhouseCoopers LLP for audit fees, audit-related fees, tax fees and all other fees that were approved by the Company’s Audit Committee was 100% in fiscal 2005.

          The percentage of fees paid to Grant Thornton LLP for audit fees, audit-related fees, tax fees and all other fees that were approved by the Company’s Audit Committee was 100% in fiscal 2006 and 2005.

Audit Committee Pre-Approval Policy

          The Company’s Audit Committee approves all fees for audit and non-audit services of the Company’s independent registered public accounting firm prior to engagement. It is the policy of the Audit Committee to pre-approve, to the extent required by applicable law, all audit and non-audit services provided to the Company by its independent registered public accounting firm.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this report:

(1)	Financial Statements

		Page
	Reports of Independent Registered Public Accounting Firms	56-57
	Consolidated Balance Sheets as of December 31, 2006 and 2005	58
	Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004	59
	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004	60-61
	Consolidated Statements of Shareholder’s Equity and Comprehensive Income (Loss) for the years ended December 31, 2006, 2005, and 2004	62
	Notes to the Consolidated Financial Statements	63

(2)	Financial Statement Schedule

	Valuation and Qualifying Accounts	99

(3)	List of Exhibits

	The exhibits listed in the Exhibit Index, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this annual report on Form 10-K	141

(b)	Exhibits

	See the Exhibit Index	141

(c)	Separate Financial Statements and Schedules

	None.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Date: March 27, 2007

REMINGTON ARMS COMPANY, INC.

By:	/S/ THOMAS L. MILLNER

Name: Thomas L. Millner
Title: Chief Executive Officer, President and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas L. Millner	Chief Executive Officer,	March 27, 2007
President and Director
Thomas L. Millner	(Principal Executive Officer)

/s/ Stephen P. Jackson, Jr.	Senior Vice President, Chief	March 27, 2007
Financial Officer, Treasurer and
Stephen P. Jackson, Jr.	Corporate Secretary (Principal
Financial Officer)

/s/ Leon J. Hendrix, Jr.	Chairman and Director	March 27, 2007

Leon J. Hendrix, Jr.

/s/ B. Charles Ames	Director	March 27, 2007

B. Charles Ames

/s/ Michael G. Babiarz	Director	March 27, 2007

Michael G. Babiarz

/s/ Bobby R. Brown	Director	March 27, 2007

Bobby R. Brown

/s/ Richard A. Gilleland	Director	March 27, 2007

Richard A. Gilleland

/s/ Richard E. Heckert	Director	March 27, 2007

Richard E. Heckert

/s/ Hubbard C. Howe	Director	March 27, 2007

Hubbard C. Howe

/s/ Thomas E. Ireland	Director	March 27, 2007

Thomas E. Ireland

/s/ Thomas F. L’Esperance	Director	March 27, 2007

Thomas F. L’Esperance

Signature	Title	Date

/s/ H. Norman Schwarzkopf	Director	March 27, 2007

H. Norman Schwarzkopf

/s/ Stephen C. Sherrill	Director	March 27, 2007

Stephen C. Sherrill

           Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

          The form of proxy, notice of annual meeting and instructions sent to security holders are attached here to as exhibits 99.2 and 99.3.

EXHIBIT INDEX
Form 10-K for Fiscal Year Ended December 31, 2006

Exhibit Number	Description of Document

2.1

Asset Purchase Agreement, dated as of November 24, 1993, among Remington Arms Company, Inc., formerly named RACI Acquisition Corporation (“Remington”), E.I. du Pont de Nemours and Company (“DuPont”) and Sporting Goods Properties, Inc., formerly named Remington Arms Company, Inc. (“Sporting Goods”); previously filed as Exhibit 2.1 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996 by Remington and RACI Holding, Inc. (“Holding”), and herein incorporated by reference.

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

3.3

Certificate of Formation of RA Brands L.L.C., dated June 29, 2000; previously filed as Exhibit 3.5 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed May 16, 2003 by Remington, and herein incorporated by reference.

3.4

Limited Liability Company Agreement of RA Brands, L.L.C., dated June 30, 2000; previously filed as Exhibit 3.6 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed May 16, 2003 by Remington, and herein incorporated by reference.

3.5

Certificate of Incorporation of RA Factors, Inc. dated January 2, 2001; previously filed as Exhibit 3.7 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed May 16, 2003 by Remington, and herein incorporated by reference.

3.6

By-Laws of RA Factors, Inc.; previously filed as Exhibit 3.8 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed May 16, 2003 by Remington, and herein incorporated by reference.

4.1	Specimen of Holding Class A Common Stock Certificate; previously filed as Exhibit 4.1 to Holding’s Annual Report on Form 10-K, filed March 30, 1998, and herein incorporated by reference.

4.2	Specimen of Holding Class B Common Stock Certificate; previously filed as Exhibit 4.2 to Holding’s Annual Report on Form 10-K, filed March 30, 1998, and herein incorporated by reference.

4.3

Indenture, dated as of January 24, 2003 among Remington, RBC Holding, Inc., RA Brands, LLC, RA Factors, Inc. and U.S. Bank National Association with respect to Remington’s 10½% Senior Notes due 2011 (the form of which is included in such Indenture); previously filed as Exhibit 4.7 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003 by Remington and Holding, and herein incorporated by reference.

Exhibit Number	Description of Document

10.1

Investment Agreement, dated as of December 19, 2002, by and among Holding, the CDR Fund and the BRS Fund; previously filed as Exhibit 10.9 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington, and herein incorporated by reference.

10.2

Amended and Restated Registration and Participation Agreement, dated as of February 12, 2003, by and among the BRS Fund, Holding, and the CDR Fund, and acknowledged and consented to by Remington; previously filed as Exhibit 10.10 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003 by Remington, and herein incorporated by reference.

10.3

Stock Subscription Agreement, dated as of November 30, 1993, between Holding and the CDR Fund; previously filed as Exhibit 10.15 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996 by Remington and Holding, and herein incorporated by reference.

10.4

Shareholders Agreement, dated as of February 12, 2003, by and among Holding, the CDR Fund, the BRS Fund and Fund IV Distributees; previously filed as Exhibit 10.12 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington, and herein incorporated by reference.

10.5

Indemnification Agreement, dated as of November 30, 1993, among Remington, Holding, Clayton, Dubilier & Rice, Inc. and the CDR Fund; previously filed as Exhibit 10.16 to Registration Statement No. 333-4520, 333-4520-01 under the Securities Act of 1933, as amended, filed May 3, 1996 by Remington and Holding, and herein incorporated by reference.

10.6

Indemnification Agreement, dated as of February 12, 2003, among Remington, Holding, Bruckmann, Rosser, Sherrill & Co L.L.C. and the BRS Fund; previously filed as Exhibit 10.14 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington, and herein incorporated by reference.

10.7

Second Amended and Restated Consulting Agreement, dated as of February 12, 2003, among Holding, Remington and Clayton, Dubilier & Rice, Inc. and for purposes of Section 4 only, Bruckmann, Rosser, Sherrill & Co., L.L.C; previously filed as Exhibit 10.15 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington, and herein incorporated by reference.

10.8

Consulting Agreement, dated as of February 12, 2003, among Holding, Remington and Bruckmann, Rosser, Sherrill & Co. L.L.C. and for purposes of Section 4 only Clayton, Dubilier & Rice, Inc; previously filed as Exhibit 10.16 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington and herein incorporated by reference.

10.9

Borrower Security Agreement, dated January 24, 2003, between Remington and Wachovia Bank, National Association, as administrative and collateral agent; previously filed as Exhibit 10.18 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003,  by Remington, and herein incorporated by reference.

10.10

Borrower Security Agreement, dated January 24, 2003, between RA Factors, Inc. and Wachovia Bank, National Association, as administrative and collateral agent; previously filed as Exhibit 10.19 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington, and herein incorporated by reference.

10.11

Subsidiary Security Agreement, dated as of January 24, 2003, between RA Brands, L.L.C. and Wachovia Bank, National Association, as administrative and collateral agent; previously filed as Exhibit 10.20 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington, and herein incorporated by reference.

10.12

Pledge Agreement, dated January 24, 2003, between RA Brands, L.L.C. and Wachovia Bank, National Association, as administrative and collateral agent; previously filed as Exhibit 10.22 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington, and herein incorporated by reference.

10.13

Pledge Agreement, dated January 24, 2003, between Remington Arms Company, Inc. and Wachovia Bank, National Association, as administrative and collateral agent; previously filed as Exhibit 10.23 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington, and herein incorporated by reference.

10.14

Pledge Agreement, dated January 24, 2003, between RACI Holding, Inc. and Wachovia Bank, National Association, as administrative and collateral agent; previously filed as Exhibit 10.25 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington, and herein incorporated by reference.

10.15

Patent and Trademark Security Agreement, dated January 24, 2003, between RA Brands, L.L.C. and Wachovia Bank, National Association, as administrative and collateral agent; previously filed as Exhibit 10.26 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington, and herein incorporated by reference.

10.16

Subsidiary Guaranty, dated January 24, 2003, between RA Brands, L.L.C. and Wachovia Bank, National Association, as administrative and collateral agent; previously filed as Exhibit 10.27 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington, and herein incorporated by reference.

10.17

Contribution Agreement, dated January 24, 2003, by and among Remington Arms Company, Inc., RA Factors, Inc., RA Brands, L.L.C., and RBC Holding, Inc., and Wachovia Bank, National Association, as administrative and collateral agent; previously filed as Exhibit 10.29 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003, by Remington, and herein incorporated by reference.

10.18	Form of Director Stock Subscription Agreement; previously filed as Exhibit 10.2 by Holding in its Form 10-Q for the quarter ended September 30, 1997, and herein incorporated by reference.*

10.19

Form of Executive Employment Agreement; previously filed as Exhibit 10.38 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed July 7, 2003, by Remington, and herein incorporated by reference.*

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

10.22	1999 RACI, Holding, Inc. Stock Incentive Plan; previously filed as Exhibit 10.3 to Holding’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.*

10.23

Form of Management Stock Subscription Agreement; previously filed as Exhibit 10.4 to Holding’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.*

10.24

Form of Management Stock Subscription Agreement—Performance Option; previously filed as Exhibit 10.5 to Holding’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.*

10.25

Form of Management Stock Subscription Agreement—Service Option; previously filed as Exhibit 10.6 to Holding’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.*

10.26

Form of Stock Purchase Right Deferred Share Award Agreement; previously filed as Exhibit 10.7 to Holding’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.*

10.27

Form of Matching Deferred Share Award Agreement; previously filed as Exhibit 10.8 to Holding’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.*

10.28

Remington Arms Co., Inc. Profit Based Bonus Plan; previously filed as Exhibit 10.11 to Holding’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999, and herein incorporated by reference.*

10.29	Form of Management Stock Subscription Agreement; previously filed as Exhibit 10.46 to Holding’s Annual Report on Form 10-K, filed March 8, 2002, and herein incorporated by reference.*

10.30	Form of Management Stock Option Agreement – Service Option; previously filed as Exhibit 10.47 to Holding’s Annual Report on Form 10-K, filed March 8, 2002, and herein incorporated by reference.*

10.31	Form of Deferred Share Award Agreement; previously filed as Exhibit 10.48 to Holding’s Annual Report on Form 10-K, filed March 8, 2002, and herein incorporated by reference.*

10.32

RACI Holding, Inc. 2003 Stock Option Plan, adopted June 13, 2003; previously filed as Exhibit 10.53 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed July 7, 2003, by Remington, and herein incorporated by reference.*

10.33

Form of RACI Holding, Inc. Management Stock Option Agreement, dated as of June 13, 2003; previously filed as Exhibit 10.54 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed July 7, 2003, by Remington, and herein incorporated by reference.*

10.34

Form of RACI Holding, Inc. Director Stock Option Agreement, dated as of June 13, 2003; previously filed as Exhibit 10.55 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed July 7, 2003, by Remington, and herein incorporated by reference.*

10.35

Form of RACI Holding, Inc. Management Stock Subscription Agreement; previously filed as Exhibit 10.56 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed July 7, 2003, by Remington, and herein incorporated by reference.*

10.36

Form of RACI Holding, Inc. Director Stock Subscription Agreement; previously filed as Exhibit 10.57 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed July 7, 2003, by Remington, and herein incorporated by reference.*

10.37

Asset Purchase Agreement, dated February 6, 2004, among Remington Arms Company, Inc., RA Brands, L.L.C., Pure Fishing, Inc., Pure Fishing I, LLC and Pure Fishing II, LLC; previously filed as Exhibit 10.1 to Remington’s report on Form 8-K, filed February 19, 2004, and herein incorporated by reference.

10.38	Form of Death Benefit Plan; previously filed as Exhibit 10.51 to Remington’s annual report on Form 10-K, filed March 24, 2005 and incorporated herein by reference. *

10.39	Special Supplemental Retirement Plan for Paul Cahan; previously filed as Exhibit 10.53 to Remington’s annual report on Form 10-K, filed March 24, 2005 and incorporated herein by reference. *

10.40

The Remington Arms Company, Inc. Pension and Retirement Plan, January 1, 2001 Restatement; previously filed as Exhibit 10.41 to Remington’s annual report on Form 10-K, filed March 23, 2006 and incorporated herein by reference. *

10.41	The Remington Arms Company, Inc. Supplemental Pension Plan; previously filed as Exhibit 10.43 to Remington’s annual report on Form 10-K, filed March 31, 2006 and incorporated herein by reference. *

10.42

Amended and Restated Credit Agreement, dated March 15, 2006, by and among Remington, RA Factors, Inc., Wachovia Bank, National Association, as Agent and Lender and other financial institutions party to the Amended and Restated Credit Agreement; previously filed as Exhibit 10.1 to Remington’s report on Form 8-K, filed March 31, 2006 and incorporated herein by reference.

10.43	The Remington Arms Company, Inc. 2006 Long Term Incentive Plan; previously filed as Exhibit 10.1 to Remington’s report on Form 10-Q, filed November 14, 2006 and incorporated herein by reference.*

10.44

The Remington Supplemental Savings Plan, amended and restated as of August 2006; previously filed as Exhibit 10.2 to Remington’s report on Form 10-Q, filed November 14, 2006 and incorporated herein by reference.*

10.45	Summary of Amendments to The Remington Arms Company, Inc. Pension and Retirement Plan and the The Remington Arms Company, Inc. Supplemental Pension Plan.*

10.46	Severance Agreement for Stephen P. Jackson, dated December 1, 2006; previously filed as Exhibit 10.1 to Remington’s report on Form 8-K, filed December 7, 2006 and incorporated herein by reference.*

10.47	Description of 2007 Incentive Compensation Plan.*

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges.

16.1

Letter from PricewaterhouseCoopers LLP to the United States Securities and Exchange Commission regarding change in certifying accountant, dated November 15, 2005; previously filed as Exhibit 16 to Remington’s report on Form 8-K, filed November 15, 2005, and herein incorporated by reference.

21.1	List of Subsidiaries.

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Press Release dated February 10, 2004, previously filed as Exhibit 99.1 to Remington’s report on Form 8-K, filed February 19, 2004, and herein incorporated by reference.

99.2	Form of Proxy sent to security holders for 2007 annual meeting.

99.3	Notice of Annual Meeting and Instructions sent to security holders for 2007 annual meeting.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 033-74194-01.

*	Management contract or compensatory plan or arrangement.

**

The following exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. In addition, Exhibit No. 32.1 and Exhibit No. 32.2 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.