Form 10-Q
period 2007-03-31
REMINGTON ARMS CO INC/
filed 2007-05-07
CIK 916504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

March 31, 2007

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
          Yes ☐                    No ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          Yes ☐                    No ☒

          At May 7, 2007, the number of shares outstanding of each of the issuer’s classes of common stock is as follows: 1,000 shares of Class A Common Stock, par value $.01 per share.

REMINGTON ARMS COMPANY, INC.

FORM 10-Q

March 31, 2007

Remington Arms Company, Inc.
Consolidated Balance Sheets
(Dollars in Millions, Except Per Share Data)

	March 31, 2007	December 31, 2006	March 31, 2006

	Unaudited		Unaudited
ASSETS
Current Assets
Cash and Cash Equivalents	$0.3	$0.5	$0.4
Accounts Receivable Trade - net	103.9	92.8	132.4
Inventories - net	133.3	110.8	111.3
Supplies	7.5	7.7	7.7
Prepaid Expenses and Other Current Assets	13.3	13.0	23.6
Deferred Tax Assets	2.0	0.9	—

Total Current Assets	260.3	225.7	275.4

Property, Plant and Equipment - net	67.5	69.3	72.7
Goodwill and Intangibles - net	59.1	59.1	59.1
Debt Issuance Costs - net	5.3	5.7	6.7
Other Noncurrent Assets	11.0	11.5	9.7

Total Assets	$403.2	$371.3	$423.6

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities
Accounts Payable	$32.3	$30.8	31.8
Book Overdraft	5.9	4.5	5.6
Short-Term Debt	2.9	3.1	4.0
Current Portion of Long-Term Debt	0.4	0.4	0.4
Current Portion of Product Liability	2.9	2.9	2.5
Current Portion of Income Taxes Payable	0.1	1.5	1.4
Deferred Tax Liabilities	—	—	0.7
Other Accrued Liabilities	49.7	52.3	39.7

Total Current Liabilities	94.2	95.5	86.1

Long-Term Debt, net of Current Portion	249.7	221.0	273.3
Retiree Benefits, net of Current Portion	45.1	45.2	60.3
Product Liability, net of Current Portion	8.0	7.6	8.1
Deferred Tax Liabilities	11.3	10.0	8.0
Other Long-Term Liabilities	3.8	2.2	2.0

Total Liabilities	412.1	381.5	437.8

Commitments and Contingencies

Stockholder’s Deficit
Class A Common Stock, par value $.01; 1,000 shares authorized and outstanding at March 31, 2007, December 31, 2006 and March 31, 2006, respectively	—	—	—
Paid in Capital	89.4	89.3	89.1
Accumulated Other Comprehensive Income (Loss)	(7.0)	(3.2)	0.6
Accumulated Deficit	(91.3)	(96.3)	(103.9)

Total Stockholder’s Deficit	(8.9)	(10.2)	(14.2)

Total Liabilities and Stockholder’s Deficit	$403.2	$371.3	$423.6

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statements of Operations
(Dollars in Millions)

	Unaudited

	Year-to-Date March 31,

	2007	2006

Net Sales (1)	$102.3	$96.5

Cost of Goods Sold	71.3	78.2

Gross Profit	31.0	18.3

Selling, General and Administrative Expenses	18.7	17.3

Research and Development Expenses	1.5	1.6

Other Income	(0.8)	(0.6)

Operating Profit	11.6	—

Interest Expense	6.4	6.8

Income (Loss) from Operations before Income Taxes and Equity in (Earnings) Losses from Unconsolidated Joint Venture	5.2	(6.8)

Income Tax Expense	0.4	0.2

Equity in Losses from Unconsolidated Joint Venture	—	0.3

Net Income (Loss)	$4.8	$(7.3)

(1) Sales are presented net of Federal Excise taxes of $7.2 and $7.7 for the year-to-date periods ended March 31, 2007 and 2006, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statements of Cash Flows
(Dollars in Millions)

	Unaudited

	Year-To-Date March 31,

	2007	2006

Operating Activities
Net Income (Loss)	$4.8	$(7.3)
Adjustments to reconcile Net Income (Loss) to Net Cash used in Operating Activities:
Depreciation and Amortization	2.9	2.8
Equity in Losses from Unconsolidated Joint Venture	—	0.3
Pension Plan Contributions	(1.8)	(1.5)
Pension Plan Expense	2.3	3.0
Provision for Deferred Income Taxes, net	0.2	0.2
Other Non-cash Charges	0.2	0.1
Changes in Operating Assets and Liabilities:
Accounts Receivable Trade - net	(11.1)	(40.2)
Inventories	(22.5)	(12.0)
Prepaid Expenses and Other Current Assets	(0.4)	(3.9)
Other Noncurrent Assets	0.6	0.8
Accounts Payable	1.5	6.8
Income Taxes Payable	(0.1)	—
Other	(5.5)	4.1

Net Cash used in Operating Activities	(28.9)	(46.8)

Investing Activities
Purchase of Property, Plant and Equipment	(1.4)	(1.2)
Premiums paid for Company Owned Life Insurance	(0.1)	(0.2)
Cash Contribution to Unconsolidated Joint Venture	—	(0.2)

Net Cash used in Investing Activities	(1.5)	(1.6)

Financing Activities
Proceeds from Revolving Credit Facility	47.9	56.8
Payments on Revolving Credit Facility	(19.1)	(4.8)
Debt Issuance Costs for Revolving Credit Facility	—	(0.4)
Principal (Payments) Borrowings on Long-Term Debt	(0.1)	—
Capital Contribution Received from RACI Holding, Inc.	0.1	—
Change in Book Overdraft	1.4	(3.3)

Net Cash provided by Financing Activities	30.2	48.3

Change in Cash and Cash Equivalents	(0.2)	(0.1)
Cash and Cash Equivalents at Beginning of Period	0.5	0.5

Cash and Cash Equivalents at End of Period	$0.3	$0.4

Supplemental Cash Flow Information
Cash Paid During the Year for
Interest	$0.7	$0.9
Previously accrued Capital Expenditures	$0.6	$—
Noncash Investing and Financing Activities:
Financing of insurance policies	$2.9	$4.0
Debt Issuance Costs Capitalized	$—	$0.2
Conversion of Parent Company Stock Liability to Equity	$0.1	$—

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statement of Stockholder’s Deficit and Comprehensive Income
(Dollars in Millions)
(Unaudited)

	Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder’s Deficit

Balance, December 31, 2006	$89.3	$(3.2)	$(96.3)	$(10.2)

Comprehensive Income:
Net Income	—	—	4.8	4.8
Other comprehensive income:
Net derivative gains, net of tax effect of $0.5	—	0.9	—	0.9
Net derivative gains reclassified as earnings, net of tax effect of ($2.0)	—	(3.2)	—	(3.2)
Cumulative Tax Effect	—	(1.5)	—	(1.5)

Total Comprehensive Income				1.0

Capital Contribution from RACI Holding, Inc.	0.1	—	—	0.1
Cumulative Effect of Change in Accounting Principle	—	—	0.2	0.2

Balance, March 31, 2007	$89.4	$(7.0)	$(91.3)	$(8.9)

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Basis of Presentation

          The accompanying unaudited interim consolidated financial statements of Remington Arms Company, Inc. (“Remington”) include the accounts of its wholly owned subsidiaries, RA Brands, L.L.C. (“RA Brands”), RA Factors, Inc. (“RA Factors”) (which was merged into Remington as of December 31, 2006) and Remington Steam, LLC (“Remington Steam”), (collectively with Remington, the “Company”), and also reflect the impact of the Company’s unconsolidated 50% joint venture interest in Remington ELSAG Law Enforcement Systems, LLC (“RELES”). All significant intercompany accounts and transactions have been eliminated. The accounts of the Company’s parent, RACI Holding, Inc. (“Holding”), which owns 100% of the 1,000 shares authorized, issued and outstanding of Remington common stock (at par value of $0.01 per share), are not presented herein. Significant transactions between the Company and Holding and the related balances are reflected in the unaudited interim consolidated financial statements and related disclosures.

               The accompanying unaudited interim consolidated financial statements of Remington have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation of the unaudited interim consolidated financial statements have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. The year-end balance sheet information for 2006 was derived from the audited consolidated financial statements for the year ended December 31, 2006, but does not include all disclosures required by generally accepted accounting principles.

               These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Remington and subsidiaries as of and for the year ended December 31, 2006, and any Current Reports on Form 8-K filed subsequent to December 31, 2006.

Note 2 - Inventories

               Inventories consisted of the following at:

	(Unaudited)

	March 31, 2007	December 31, 2006	March 31, 2006

Raw Materials	$26.1	$24.1	$22.3
Semi-Finished Products	26.0	23.5	22.0
Finished Products	81.2	63.2	67.0

Total	$133.3	$110.8	$111.3

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

Note 3 –Other Accrued Liabilities

          Other Accrued Liabilities consisted of the following at:

	(Unaudited)

	March 31, 2007	December 31, 2006	March 31, 2006

Marketing	$4.7	$9.2	$4.2
Healthcare	5.9	6.1	6.5
Retiree Benefits (current portion)	17.2	18.6	7.2
Workers Compensation	4.6	4.5	3.8
Accrued Interest	7.1	1.8	7.1
Other	10.2	12.1	10.9

Total	$49.7	$52.3	$39.7

Note 4 - Warranty Accrual

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

	(Unaudited)

	Year-to-date March 31, 2007	Year ended December 31, 2006	Year-to-date March 31, 2006

Beginning warranty accrual	$0.8	$0.8	$0.8
Current period accruals	0.7	2.7	0.8
Current period charges	(0.7)	(2.7)	(0.8)

Ending warranty accrual	$0.8	$0.8	$0.8

Note 5 – Income Taxes

          We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in our liability for unrecognized tax benefits. At the adoption date of January 1, 2007, we had $1.3 of unrecognized tax benefits, of which $0.2 would impact our effective tax rate if recognized. At March 31, 2007, we have $1.3 of unrecognized tax benefits.

          We recognize interest and penalties related to uncertain tax positions in income tax expense. The gross amount of interest and penalties accrued as of January 1, 2007 was $0.5 related to uncertain tax positions.

          The tax years 2003-2006 remain open to examination by the major tax jurisdictions to which we are subject.

          Under the provisions of SFAS 109, an increase in the amount of deferred tax liabilities associated with intangible assets for which reversals cannot be anticipated resulted in the recognition of corresponding income tax expense of $0.2 for the quarter ended March 31, 2007.

          A valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. As of March 31, 2007, a valuation allowance of approximately $27.3 is recorded against deferred tax assets in accordance with the provisions of SFAS 109. Additionally, a valuation allowance of $1.4, associated with the net deferred tax asset related to other comprehensive income, has been recorded against equity as a component of other comprehensive income.

          Because the Company files its income taxes in a consolidated tax return with Holding, the supplemental cash flow disclosure for cash taxes paid reflects the total impact of any cash taxes paid on behalf of Holding.

Note 6– Long-Term Debt

          Long-term Debt consisted of the following at:

	(Unaudited)

	March 31, 2007	December 31, 2006	March 31, 2006

Revolving Credit Facility	$48.2	$19.4	$71.4
10.5% Senior Notes due 2011	200.0	200.0	200.0
Capital Lease Obligations	1.0	1.1	1.4
Due to RACI Holding, Inc.	0.9	0.9	0.9

Subtotal	250.1	221.4	273.7
Less: Current Portion	0.4	0.4	0.4

Total	$249.7	$221.0	$273.3

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

          The Company’s Amended and Restated Credit Agreement provides up to $140.0 of borrowings under an asset-based senior secured revolving credit facility through June 30, 2010. Amounts available under the Amended and Restated Credit Agreement are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable and eligible inventory in addition to the minimum availability requirement described below. The Amended and Restated Credit Agreement also includes a letter of credit sub-facility of up to $15.0, under which the Company has aggregate outstanding letters of credit of $4.4 as of March 31, 2007.

          Key terms of the Amended and Restated Credit Agreement include the following:

(1)

The Company is required to maintain a specified minimum amount of availability ranging from $10.0 to $30.0 during the period ending on the earlier of (i) March 31, 2009 or (ii) such date as the Company may determine (such period, the “Availability Test Period”) by providing written notice to the agent. For any period during the Availability Test Period when such minimum availability requirement is not met, the Company must maintain a minimum consolidated fixed charge coverage ratio of 1.1 to 1.0. So long as the minimum availability requirement is met during the Availability Test Period, there is no requirement for the Company to meet the minimum fixed charge coverage ratio.

(2)

The Company is required to maintain specified minimum levels of Consolidated EBITDA (as defined in the Amended and Restated Credit Agreement) ranging from $28.5 to $38.0 and determined on a rolling four quarter basis during the Availability Test Period.

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

(5)

The Amended and Restated Credit Agreement contains limitations on capital expenditures exceeding $12.5 during any fiscal year, adjusted upward for any previously unspent amounts in prior years that were less than the annual $12.5 limitation. The Amended and Restated Credit Agreement allows for capital expenditures up to $28.9 in the 2007 fiscal year, including unused capacity carried over from 2003, 2004, 2005 and 2006.

(6)

The Amended and Restated Credit Agreement contains limitations on indebtedness, liens, investments, mergers and other acquisitions, asset dispositions, transactions with affiliates, and dividends and other distributions.

(7)	The Amended and Restated Credit Agreement contains customary events of default.

(8)

The Company is required to pay certain fees in connection with the Amended and Restated Credit Agreement, including (1) letter of credit fees, (2) agency fees, (3) an unused line fee of 0.375% if the average revolver facility balance is 50% or more of the aggregate Revolver Commitments (as defined in the Amended and Restated Credit Agreement) in effect on the first day of such month, subject to adjustment upward to 0.500% if the average outstanding Credit Facility balance under the Amended and Restated Credit Agreement for any month is less than 50% of the aggregate revolving commitments in effect on the first day of such month, and (4) audit and appraisal fees.

(9)	The Amended and Restated Credit Agreement contains other customary affirmative and negative covenants including but not limited to those listed above.

          The interest rate margin for the ABR and the Euro-Dollar loans at March 31, 2007 is 0.50% and 2.00%, respectively. As of April 1, 2007, the interest rate margin for the ABR and the Euro-Dollar loans dropped to 0.25% and 1.75%, respectively, due to the performance of the Company. The weighted average interest rate under the Company’s outstanding credit facility was 7.71% and 7.75% for the year-to-date periods ended March 31, 2007 and 2006, respectively.

          As of March 31, 2007 approximately $62.1 in additional borrowings beyond the minimum availability requirements were available as determined pursuant to the Amended and Restated Credit Agreement.

          The Company’s $200.0 aggregate principal amount 10.5% Senior Notes due 2011 (the “Notes”) became redeemable at the option of the Company, in whole or in part, any time on or after February 1, 2007. The redemption price ranges from 105.3% of the principal amount in 2007 to 100% in the year 2009 and thereafter. In the event of a change in control, the Notes may be tendered at the option of the holders at a purchase price equal to 101% of their principal amount plus accrued interest. The Notes are unsecured senior obligations of the Company that are contractually pari passu with all existing and future senior indebtedness, if any, of the Company, but are effectively subordinate to secured indebtedness, including its indebtedness under the Amended and Restated Credit Agreement to the extent of the assets securing such indebtedness.

          The indenture for the Notes, dated as of January 24, 2003, among the Company, U.S. Bank National Association, as trustee, and RA Brands, L.L.C., as guarantor (the “Indenture”) and the Amended and Restated Credit Agreement contain various restrictions on the Company’s ability to incur debt, pay dividends and enter into certain other transactions. In addition, the indenture for the Notes permits repurchases of the Notes on the open market, subject to limitations that may be contained in the Amended and Restated Credit Agreement.

Note 7 – Intangible Assets

          The carrying amount of goodwill and trademarks, which are not subject to amortization, attributable to each reporting segment is outlined in the following tables:

	(Unaudited)

	March 31, 2007	December 31, 2006	March 31, 2006

Goodwill
Firearms	$12.8	$12.8	$12.8
Ammunition	5.2	5.2	5.2
All Other	—	—	—

Total	$18.0	$18.0	$18.0

	March 31, 2007	December 31, 2006	March 31, 2006

Trademarks
Firearms	$20.4	$20.4	$20.4
Ammunition	19.4	19.4	19.4
All Other	1.3	1.3	1.3

Total	$41.1	$41.1	$41.1

Note 8 – Retiree Benefits

          Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for detailed descriptions and disclosures about the various benefit plans offered by Remington.

          The following table summarizes the components of net periodic pension cost for the Company’s defined benefit pension plans for the three month periods ended:

	(Unaudited)

	Three Months Ended

	March 31, 2007	March 31, 2006

Service Cost	$1.2	$1.3
Interest Cost	2.6	2.5
Expected Return on Assets	(2.7)	(2.4)
Amortization of Prior Service Cost	—	(0.3)
Recognized Net Actuarial Loss	1.2	1.9

Net Periodic Pension Cost	$2.3	$3.0

          The following table summarizes the components of net periodic postretirement cost for the Company’s postretirement plan for the three month periods ended:

	(Unaudited)

	Three Months Ended

	March 31, 2007	March 31, 2006

Service Cost	$0.2	$0.2
Interest Cost	0.3	0.3
Net Amortization and Deferral	—	—

Net Periodic Benefit Cost	$0.5	$0.5

Anticipated Contributions

          Remington previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute approximately $16.5 to plan assets related to its funded defined benefit pension plan during 2007. As of May 7, 2007, $5.9 of contributions have been made. Remington presently anticipates contributing an additional amount of approximately $10.6 to fund its required contributions for this plan during the remainder of 2007.

Note 9— Investment in Unconsolidated Joint Venture

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

          Through March 31, 2007, the Company has made a total of $1.5 in cumulative cash contributions to RELES and accordingly the Company has no more contractual commitments to fund RELES, although the Company may consider additional contributions in the future.

          Management has assessed the accounting treatment of RELES under the provisions of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51 (“FIN 46R”), and APB 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”), and has concluded that RELES is a variable interest entity. However, as the Company is not the primary beneficiary, RELES is accounted for under the equity method of accounting. Accordingly, an investment is recognized on the Company’s balance sheet (included in “Other Noncurrent Assets”) at the carrying value of the Company’s cumulative cash contributions to RELES adjusted for the Company’s cumulative equity in losses recorded on the Company’s statement of operations, and the Company’s 50% share of RELES’s operating results is recorded in the Company’s statement of operations (included in “Equity in Losses from Unconsolidated Joint Venture”) during each period that RELES produces financial results. If the Company’s share of cumulative net losses exceeds the investment in RELES, the Company discontinues recognition of net losses in accordance with APB 18 since the Company does not guarantee or is not otherwise committed to fund the obligations of RELES.

          During the second quarter of 2006, the Company reduced its investment in RELES to zero and discontinued the recognition of net losses. As of March 31, 2007, RELES must generate net income of $1.9 before any income or investment asset would be recognized by the Company.

          The following summarizes the Company’s investment account balance associated with RELES at:

Account	March 31, 2007	December 31, 2006	March 31, 2006

Investment in Unconsolidated Joint Venture	$—	$—	$0.1
Equity in Losses from Unconsolidated Joint Venture	—	0.4	0.3

Note 10 – Stock Purchase and Option Plans

          As of March 31, 2007, Holding has reserved 39,615 shares of the Class A Common Stock, par value $.01 per share, of Holding (“Common Stock”) for issuance in accordance with the terms of the RACI Holding, Inc. Stock Incentive Plan (the “1999 Stock Incentive Plan”) and the RACI Holding, Inc. 2003 Stock Option Plan (the “2003 Stock Option Plan”). Options granted pursuant to these plans have historically been awarded to employees and directors of the Company.

          At March 31, 2007, management has assessed the fair value of Common Stock to be approximately $275.00 per share with the assistance of third party valuation consultants.

          At March 31, 2007 options to purchase 10,635 shares of Common Stock were outstanding, at a per share exercise price of $220.31, of which 427 options were exercisable. Subject to the continued service of any option-holder, 5,104 of the options vest ratably in June 2007 and 2008, respectively; and 5,104 of the options vest in June 2012. The vesting of options may be accelerated upon the occurrence of certain events specified in the plans including a change in control as defined therein. Options not exercised will expire on the tenth anniversary of the date of grant.

          As a result of the subsequent event described in Note 16, the Company expects to incur $0.8 of compensation cost related to the remainder of the unvested stock options currently held by employees of Remington, which vest immediately upon Closing (as defined in the Stock Purchase Agreement) of the transactions contemplated by the Stock Purchase Agreement (as defined in Note 16 below), using the selling price of $330.47 per share. In addition, the Company expects to incur an expense associated with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), as adopted with FASB Staff Position 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150 (“FSP 150-3”), for the fair value of Holding’s incremental liability for redeemable shares and redeemable deferred shares of approximately $0.8. The total of these expenses, or $1.6, will be recorded by the Company upon Closing.

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

          The Company is subject to various lawsuits and claims with respect to product liabilities, governmental regulations and other matters arising in the normal course of business. Pursuant to an asset purchase agreement (the “Purchase Agreement”), on December 1, 1993, the Company acquired certain assets and assumed certain liabilities (the “Asset Purchase”) of the sporting goods business formerly operated by E. I. du Pont de Nemours and Company (“DuPont”) and one of DuPont’s subsidiaries (together with DuPont, the “1993 Sellers”). Under the Purchase Agreement, the Company generally bears financial responsibility for all product liability cases and claims relating to occurrences after the closing of the Asset Purchase, except for certain costs relating to certain shotguns, for all cases and claims relating to discontinued products and for limited other costs. Because the Company’s assumption of financial responsibility for certain product liability cases and claims involving pre-Asset Purchase occurrences was limited to a fixed amount that has now been fully paid, and with the 1993 Sellers retaining liability in excess of that amount and indemnifying the Company in respect of such liabilities, the Company believes that product liability cases and claims involving occurrences arising prior to the Asset Purchase are not likely to have a material adverse effect upon the financial condition, results of operations or cash flows of the Company. Moreover, although it is difficult to forecast the outcome of litigation, the Company does not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Asset Purchase, the Company’s accruals for the uninsured costs of such cases and claims and the 1993 Sellers’ agreement to be responsible for a portion of certain post-Asset Purchase shotgun-related product liability costs, as well as the type of firearms products made by the Company), as well as the passage of time, that the outcome of all pending post-Asset Purchase product liability cases and claims will be likely to have a material adverse effect upon the financial condition, results of operations, or cash flows of the Company. Nonetheless, in part because of the nature and extent of manufacturer liability based on the manufacture and/or sale of allegedly defective products (particularly as to firearms and ammunition) is uncertain, there can be no assurance that the Company’s resources will be adequate to cover pending and future product liability occurrences, cases or claims, in the aggregate, or that such a material adverse effect upon the Company’s financial condition, results of operations or cash flows will not result therefrom. Because of the nature of its products, the Company anticipates that it will continue to be involved in product liability litigation in the future.

          The Company’s accruals for losses relating to product liability cases and claims include accruals for all probable losses for which the amount can be reasonably estimated. Based on the relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Asset Purchase, the Company’s accruals for the uninsured costs of such cases and claims and the 1993 Sellers’ agreement to be responsible for a portion of certain post-Asset Purchase shotgun-related product liability costs, as well as the type of firearms products made by the Company), the Company does not believe with respect to product liability cases and claims that any reasonably possible loss exceeding amounts already recognized through the Company’s accruals has been incurred.

          On March 16, 2007, Remington, Holding, Clayton Dubilier & Rice, Inc. (“CDR”) and certain affiliates, Bruckmann, Rosser, Sherrill & Co., LLC and certain affiliates, Thomas Millner (Remington’s President, Chief Executive Officer and a director), Leon Hendrix (Remington’s Chairman and a former CDR principal/partner), and Michael Babiarz (a Remington director and a CDR principal/partner), as defendants, and Robert Haskin (a former Remington officer and employee), as plaintiff, entered into an agreement under which Remington agreed to pay Mr. Haskin $0.8 in consideration for dismissal of a non-employment related lawsuit and the granting of mutual releases by the parties. The $0.8 was recorded as an expense in the December 31, 2006, results of operations in accordance with SFAS 5 as the loss contingency became probable and reasonably estimated. In the lawsuit, filed in 2006 in the General Superior Court of Justice, Superior Court Division, Guilford County, North Carolina, Mr. Haskin alleged he was entitled to receive a fee in connection with a transaction completed by the Company. The lawsuit initially sought in excess of $1.0.

Note 12 – Accounting for Derivatives and Hedging Activities

          The Company purchases copper, lead, and zinc options contracts (first purchased zinc options contracts during second quarter of 2006) to hedge against price fluctuations of anticipated commodity purchases. The options contracts limit the unfavorable effect that cost increases will have on these metal purchases. At March 31, 2007, the fair value of the Company’s outstanding derivative contracts relating to firm commitments and anticipated consumption (aggregate notional amount of 37.0 million pounds of copper, lead and zinc) up to fifteen months from such date was $6.5 as determined with the assistance of a third party. At March 31, 2006, the fair value of the Company’s outstanding derivatives contracts relating to firm commitments and anticipated consumption (aggregate notional amount of 29.0 million pounds of copper and lead) up to nine months from such date was $9.1 as determined with the assistance of a third party. The volatility of pricing the Company has experienced to date has affected our results of operations for the three month periods ended March 31, 2007 and 2006. The Company believes that further significant changes in commodity pricing could have a future material impact on the consolidated financial position, results of operations, and cash flows of the Company.

          In accordance with the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 138”) and by Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”), commodity contracts are designated as cash flow hedges, with the fair value of these financial instruments recorded in prepaid expenses and other current assets, changes in fair value recorded in accumulated other comprehensive income, and net gains/losses reclassified to cost of sales based upon inventory turnover, indicating consumption and sale of the underlying commodity in the Company’s products. During the three month period ended March 31, 2007, a net gain of $3.2 on derivative instruments was reclassified to earnings from accumulated other comprehensive income ($0.7 in 2006). Also during the three months ended March 31, 2007, a net gain of $0.9 was recorded to accumulated other comprehensive income and to prepaid expenses and other current assets ($3.5 in 2006).

Note 13 - Segment Information

          The Company identifies its reportable segments in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). Based upon SFAS 131, the Company’s business is classified into two reportable segments: Firearms, which designs, manufactures and imports, and markets primarily sporting shotguns and rifles, and Ammunition, which designs, manufactures and markets sporting ammunition and ammunition reloading components. The remaining operating segments, which includes accessories and other gun-related products, the manufacture and marketing of clay targets and powder metal products, licensed products, and surveillance technology products primarily for the government, law enforcement, and military markets, are combined into our All Other reporting segment. Other reconciling items include corporate, other assets not allocated to the individual segments and discontinued operations. The chief operating decision maker is the president and chief executive officer.

          Although the Company considers its financial results calculated in accordance with United States (U.S.) generally accepted accounting principles (“GAAP”), the Company primarily evaluates the performance of its segments and allocates resources to them based on the non-GAAP financial measure “Adjusted EBITDA.” Adjusted EBITDA differs from the term “EBITDA” as it is commonly used, and is substantially similar to the measure “Consolidated EBITDA” that is used in the indenture for the Notes. In addition to adjusting net income (loss) to exclude income taxes, interest expense, and depreciation and amortization, Adjusted EBITDA also adjusts net income (loss) by excluding items or expenses not typically excluded in the calculation of “EBITDA”, such as noncash items, gain or loss on asset sales or write-offs, extraordinary, unusual or nonrecurring items, and certain “special payments” to Remington employees who hold options and deferred shares in respect of Holding common stock, consisting of amounts that are treated as compensation expense by Remington and are paid in connection with payments of dividends to holders of Holding common stock.

          In managing the Company’s business, the Company utilizes Adjusted EBITDA to evaluate performance of the Company’s business segments and allocate resources to those business segments. The Company believes that Adjusted EBITDA provides useful supplemental information to investors and enables investors to analyze the results of operations in the same way as management.

          Adjusted EBITDA is not a measure of performance defined in accordance with GAAP. However, management believes that Adjusted EBITDA is useful to investors in evaluating the Company’s performance because it is a commonly used financial analysis tool for measuring and comparing companies in the Company’s industry in areas of operating performance. Management believes that the disclosure of Adjusted EBITDA offers an additional view of the Company’s operations that, when coupled with the GAAP results and the reconciliation to GAAP net income, provides a more complete understanding of the Company’s results of operations and the factors and trends affecting the Company’s business.

          Adjusted EBITDA should not be considered as an alternative to net income as an indicator of the Company’s performance or as an alternative to net cash provided by operating activities as a measure of liquidity. The primary material limitations associated with the use of Adjusted EBITDA as compared to GAAP net income is (i) it may not be comparable to similarly titled measures used by other companies in the Company’s industry, and (ii) it excludes financial information that some may consider important in evaluating the Company’s performance. The Company compensates for these limitations by providing disclosure of the differences between Adjusted EBITDA and GAAP net income, including providing a reconciliation of Adjusted EBITDA to GAAP net income, to enable investors to perform their own analysis of the Company’s operating results.

          A reconciliation containing adjustments from GAAP Net Income to Adjusted EBITDA is included in this Note 13.

Information on Segments:

	(Unaudited)

	Three Months Ended March 31,

	2007	2006

Net Sales:
Firearms	$50.3	$51.7
Ammunition	47.0	40.8
All Other	5.0	4.0

Consolidated Net Sales	$102.3	$96.5

Adjusted EBITDA:
Firearms	$7.8	$4.8
Ammunition	7.1	(1.0)
All Other	0.5	0.3
Other Reconciling Items	(0.3)	0.5

Adjusted EBITDA	$15.1	$4.6

	(Unaudited)

	March 31, 2007	December 31, 2006	March 31, 2006

Assets:
Firearms	$166.3	$151.0	$189.6
Ammunition	138.8	122.2	131.7
All Other	24.6	21.5	18.9
Other Reconciling Items	73.5	76.6	83.4

Consolidated Assets	$403.2	$371.3	$423.6

          The following table illustrates the calculation of Adjusted EBITDA, by reconciling Net Income (Loss) to Adjusted EBITDA:

	(Unaudited)

	Three Months Ended March 31,

	2007	2006

Net Income (Loss)	$4.8	$(7.3)
Adjustments:
Depreciation Expense	2.5	2.4
Interest Expense (A)	6.4	6.8
Other Noncash Charges (B)	0.6	1.6
Non-Recurring Charges (C)	0.4	0.6
Equity in Losses From Unconsolidated Joint Venture	—	0.3
Income Tax Expense	0.4	0.2

Adjusted EBITDA	$15.1	$4.6

(A)	Interest expense includes amortization expense of deferred financing costs of $0.4 for each of the year-to-date periods ended March 31, 2007 and 2006.

(B)

Other noncash items include $0.5 and $1.5 accrual for retirement benefits for the year-to-date periods ended March 31, 2007 and 2006, respectively. The year-to-date period ended March 31, 2007 also includes $0.1 of other compensation expense associated with stock option expense recognized under SFAS 123R. The year-to-date periods ended March 31, 2006 also includes $0.1 loss on disposal of assets.

(C)

Nonrecurring items for the year-to-date period ended March 31, 2007 include $0.3 in professional fees related to the Stock Purchase Agreement with American Heritage Arms, LLC and $0.1 in professional fees associated with the Haskins settlement agreement. The year-to-date period ended March 31, 2006 includes $0.5 associated with nonrecurring professional fees as well as $0.1 associated with an exclusive distribution agreement.

Note 14 - Financial Position and Results of Operations of Remington Arms Company, Inc.

          The following condensed consolidating financial data provides information regarding the financial position and results of operations of Remington Arms Company, Inc. (Remington), including Remington’s 100% owned subsidiaries, RA Brands, RA Factors (which was merged into Remington as of December 31, 2006), and Remington Steam. This information complies with Rule 3-10 of Regulation S-X and does not contain the financial statement disclosures required for a complete set of financial statements as required by GAAP. Separate financial statements of Holding, Remington’s sole stockholder, are not presented because management has determined that they would not be material to holders of the Notes. Holding is not a guarantor of the Notes. The Notes are fully and unconditionally guaranteed on a joint and several basis by all of Remington’s subsidiaries, except Remington Steam. Remington Steam is a discrete legal entity; it is disregarded as an entity separate from its owner and has no separate financial information. Holding does not have any significant independent operations or assets other than its ownership interest in Remington. Holding has $45.2 aggregate principal amount, including paid-in-kind interest, of senior notes due in 2011 and 2012 which were created during the recapitalization of Holding in February 2003.

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2007
(Unaudited)

	Remington and Remington Steam	Combined Guarantor Subsidiaries	Eliminations	Remington and Subsidiaries

ASSETS
Current Assets	$259.4	$0.9	$—	$260.3
Receivable from Remington, Net	—	71.0	71.0	—
Equity method investment in subsidiaries	107.4	—	107.4	—
Noncurrent Assets	99.6	43.3	—	142.9

Total Assets	$466.4	$115.2	$178.4	$403.2

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities	$94.1	$0.1	$—	$94.2
Payable to RACI Holding, Inc., Net	0.9	—	—	0.9
Payable to RA Brands, L.L.C., Net	71.0	—	71.0	—
Noncurrent Liabilities	309.3	7.7	—	317.0
Stockholder’s Equity (Deficit)	(8.9)	107.4	107.4	(8.9)

Total Liabilities and Stockholder’s Equity (Deficit)	$466.4	$115.2	$178.4	$403.2

REMINGTON ARMS COMPANY, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2006
(Unaudited)

	Remington And Remington Steam	Combined Guarantor Subsidiaries	Eliminations	Remington and Subsidiaries

ASSETS
Current Assets	$224.3	$1.4	$—	$225.7
Receivable from Remington, Net	—	67.7	67.7	—
Equity method investment in subsidiaries	104.8	—	104.8	—
Noncurrent Assets	102.3	43.3	—	145.6

Total Assets	$431.4	$112.4	$172.5	$371.3

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities	$95.4	$0.1	$—	$95.5
Payable to RACI Holding, Inc., Net	0.9	—	—	0.9
Payable to RA Brands, L.L.C., Net	67.7	—	67.7	—
Noncurrent Liabilities	277.6	7.5	—	285.1
Stockholder’s Equity	(10.2)	104.8	104.8	(10.2)

Total Liabilities and Stockholder’s Equity	$431.4	$112.4	$172.5	$371.3

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2006
(Unaudited)

	Remington and Remington Steam	Combined Guarantor Subsidiaries	Eliminations	Remington and Subsidiaries

ASSETS
Current Assets	$136.9	$138.5	$—	$275.4
Receivable from Remington, Net	—	94.3	94.3	—
Equity method investment in subsidiaries	236.6	—	236.6	—
Noncurrent Assets	104.9	43.3	—	148.2

Total Assets	$478.4	$276.1	$330.9	$423.6

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities	$53.4	$32.7	$—	$86.1
Payable to RACI Holding, Inc., Net	0.9	—	—	0.9
Payable to RA Brands, L.L.C., Net	78.4	—	78.4	—
Payable to RA Factors, Inc., Net	15.9	—	15.9	—
Noncurrent Liabilities	344.0	6.8	—	350.8
Stockholder’s Equity (Deficit)	(14.2)	236.6	236.6	(14.2)

Total Liabilities and Stockholder’s Equity	$478.4	$276.1	$330.9	$423.6

REMINGTON ARMS COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Unaudited)

THREE MONTHS ENDED March 31, 2007 (Unaudited)	Remington and Remington Steam	Combined Guarantor Subsidiaries	Eliminations	Remington and Subsidiaries

Net Sales	$102.3	$—	$—	$102.3
Cost of Sales	(71.3)	—	—	(71.3)

Gross Profit	31.0	—	—	31.0
Subsidiary Income (Expense)	(4.3)	4.3	—	—
Research and Development Expenses	—	(1.5)	—	(1.5)
All Other Income (Expenses)	(24.6)	(0.1)	—	(24.7)
Income from Equity Investees	2.7	—	2.7	—

Net Income	$4.8	$2.7	$2.7	$4.8

THREE MONTHS ENDED March 31, 2006 (Unaudited)	Remington and Remington Steam	Combined Guarantor Subsidiaries	Eliminations	Remington and Subsidiaries

Sales	$96.5	$—	$—	$96.5
Cost of Sales	(78.2)	—	—	(78.2)

Gross Profit	18.3	—	—	18.3
Subsidiary Income (Expense)	(6.5)	6.5	—	—
Research and Development Expenses	—	(1.6)	—	(1.6)
All Other Income (Expenses)	(24.1)	0.1	—	(24.0)
Income from Equity Investees	5.0	—	5.0	—

Net (Loss) Income	$(7.3)	$5.0	$5.0	$(7.3)

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year-to-Date March 31, 2007
(Unaudited)

	Remington and Remington Steam	Combined Guarantor Subsidiaries	Eliminations	Remington and Subsidiaries

Operating Activities
Net Cash Used in Operating Activities	$(29.0)	$0.1	$—	$(28.9)

Investing Activities
Purchase of Property, Plant and Equipment	(1.4)	—	—	(1.4)
Premiums paid for Company Owned Life Insurance	(0.1)	—	—	(0.1)

Net Cash Used in Investing Activities	(1.5)	—	—	(1.5)

Financing Activities
Net Proceeds from Revolving Credit Facility	28.8	—	—	28.8
Capital Contribution Received from RACI Holding, Inc.	0.1	—	—	0.1
Principal Payments on Long-Term Debt	(0.1)	—	—	(0.1)
Change in Book Overdraft	1.4	—	—	1.4

Net Cash Provided by Financing Activities	30.2	—	—	30.2

Change in Cash and Cash Equivalents	(0.3)	0.1	—	(0.2)
Cash and Cash Equivalents at Beginning of Period	0.3	0.2	—	0.5

Cash and Cash Equivalents at End of Period	$—	$0.3	$—	$0.3

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year-to-Date March 31, 2006
(Unaudited)

	Remington and Remington Steam	Combined Guarantor Subsidiaries	Eliminations	Remington and Subsidiaries

Operating Activities
Net Cash Used in Operating Activities	$(46.8)	$—	$—	$(46.8)

Investing Activities
Purchase of Property, Plant and Equipment	(1.2)	—	—	(1.2)
Premiums paid for Company Owned Life Insurance	(0.2)	—	—	(0.2)
Cash Contribution to Unconsolidated Joint Venture	(0.2)	—	—	(0.2)

Net Cash Used in Investing Activities	(1.6)	—	—	(1.6)

Financing Activities
Net Proceeds from Revolving Credit Facility	52.0	—	—	52.0
Debt Issuance Costs for Revolving Credit Facility	(0.4)	—	—	(0.4)
Change in Book Overdraft	(3.3)	—	—	(3.3)

Net Cash Provided by Financing Activities	48.3	—	—	48.3

Change in Cash and Cash Equivalents	(0.1)	—	—	(0.1)
Cash and Cash Equivalents at Beginning of Period	0.5	—	—	0.5

Cash and Cash Equivalents at End of Period	$0.4	$—	$—	$0.4

Note 15 – Recent Accounting Pronouncements

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

          In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for the Company as of December 31, 2007 and is not expected to have an impact on the Consolidated Statement of Operations, but will have an impact on our Consolidated Balance Sheet. If the Company had adopted this statement as of December 31, 2006, it would have increased accrued benefit liabilities by approximately $7.7 with a corresponding reduction in other comprehensive income of $7.7. Additionally, the current portion of the liability for underfunded plans must be determined on a plan-by-plan basis as the excess of actuarial present value of benefit obligation payable for the next 12 months over the fair value of plan assets. Therefore, had the Company adopted this statement as of December 31, 2006, it would have reclassified $16.3 from a current to a long term liability as of December 31, 2006. The actual impact on the Company’s financial position at December 31, 2007 is not yet known.

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 will become effective for the Company as of January 1, 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is currently evaluating the impact, if any, of SFAS 159 on its Consolidated Financial Statements.

          In February 2007, the FASB issued FSP 158-1, Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88 and No. 106 and to the Related Staff Implementation Guides (“FSP 158-1”). FSP 158-1 updates the illustrations contained in the appendices of FASB Statements No. 87, No. 88 and No. 106 to reflect the provisions of FASB Statement No. 158. FSP 158-1 also amends the questions and answers contained in certain FASB Special Reports and incorporates them into Statements No. 87, No. 88 and No. 106 as Appendices E, C and F, respectively. This FSP supersedes those FASB Special Reports. Finally, this FSP makes conforming changes to other guidance and technical corrections to SFAS 158. FSP 158-1 is effective as of the effective dates of SFAS 158, which as noted above is as of December 31, 2007. The Company is currently evaluating the impact of FSP 158-1 on its Consolidated Financial Statements.

Note 16 – Subsequent Event

Pending Acquisition of Holding

          On April 4, 2007, Holding, the sole stockholder of the Company, Holding’s stockholders and holders of Holding’s deferred shares, including the ownership interests represented by Bruckmann, Rosser, Sherrill & Co. II, L.P. (the “BRS Fund”) and The Clayton & Dubilier Private Equity Fund IV Limited Partnership (the “CDR Fund”) (collectively, the “Sellers”), as well as Holding’s stock option holders, approved and entered into a stock purchase agreement (the “Stock Purchase Agreement”) with American Heritage Arms, LLC (an affiliate of Cerberus Capital Management, L.P.) (“Buyer”), pursuant to which Holding will be acquired by American Heritage Arms (the

“Acquisition”). The Stock Purchase Agreement, which is subject to customary regulatory approvals, includes the following significant terms and conditions which must occur at or prior to closing:

•

Buyer shall purchase all 205,208 shares of Holding’s outstanding common stock, and all 5,851 shares of Holding’s outstanding Deferred Shares (collectively, the “Shares”) at a per share purchase price of $330.47, or approximately $69.7 in aggregate.

•

All outstanding options to purchase Holding common stock shall immediately vest subject to the applicable change in control provisions in Holding’s 1999 Stock Incentive Plan and 2003 Stock Option Plan, respectively. For all 10,635 such options, Holding shall make an option cancellation payment of approximately $1.2, which represents the per share purchase price of $330.47 less the strike price of $220.31 on each outstanding option.

•

Sellers and the Holding stock option holders shall commit $5.0 of the proceeds into an escrow account for twelve months following Closing, which will be Buyer’s sole remedy for indemnity obligations of Sellers and Holding stock option holders.

•

Sellers and the Holding stock option holders have agreed to a reduction in their total proceeds arising from the following expenses of Remington associated with the transaction: legal and professional fees above $0.3, 50% of the premiums associated with a six-year extension of the existing Directors & Officer’s insurance premiums and a cash bonus amount of $4.0 for certain members of management, which was approved by Holding stockholders on April 25, 2007 and is payable at Closing.

•

Buyer shall provide Holding with funds sufficient to repay to the CDR Fund the principal amount on the closing date and all accrued and unpaid interest up to and including the closing date on the senior notes of Holding (the “Holding Notes”). The Holding Notes consist of Senior Note A due 2011 in the principal amount of $26.7, as of March 31, 2007, and Senior Note B due 2012 in the principal amount of $18.5, as of the same date.

•

Buyer shall have available cash or existing borrowing facilities that together are sufficient to enable it to purchase all of the Company’s issued and outstanding 10.5% Senior Subordinated Notes, due 2011 (the “Company Notes”) (and all accrued and unpaid interest thereon) that may be tendered to the Company subject to the applicable change in control provisions in the indenture for the Company Notes.

•

Buyer shall have provided for either (i) the repayment of all borrowings under the Amended and Restated Credit Agreement immediately prior to or as of the closing date, the payment of all other amounts then due and payable thereunder and the termination of the Amended and Restated Credit Agreement or (ii) a waiver by the requisite lenders under the Amended and Restated Credit Agreement of all defaults and events of default that may occur as a result of the purchase and sale of all of the capital stock of Holding or other transactions contemplated therewith.

          In order for the Buyer to meet its potential obligations outlined above related to the Company Notes and the borrowings under the Amended and Restated Credit Agreement, the Buyer has obtained a financing commitment from a third party financing source. The Company has been advised by the Buyer that this financing commitment is currently intended to be used only in the event that the Amended and Restated Credit Agreement is required to be repaid and/or if the Company Notes are tendered to the Company subject to the applicable change in control provision. The Company has also been advised by the Buyer that the Buyer’s current intention is to obtain all necessary waivers, amendments and consents so that the Amended and Restated Credit Agreement and the indebtedness evidenced by the Company Notes remain outstanding.

          Cerberus has advised the Company that upon the closing of the Acquisition, Cerberus currently intends to contribute approximately $118.0 to purchase the equity and certain outstanding notes of Holding, and make certain option cancellation payments, and intends to obtain all necessary waivers, amendments and consents so that the Company’s existing revolving credit facility remains outstanding. The Company expects to fund approximately $15.0 of the Acquisition expenses with its existing revolving credit facility to the extent permitted by the Indenture.

          Closing is expected to occur on or before June 28, 2007.

          Concurrent with Closing, the Company expects to record an expense under SFAS 123R for the remaining compensation cost for stock options currently held by employees of Remington associated with the aforementioned transaction of approximately $0.8. In addition, the Company expects to record an expense associated with SFAS 150 for the fair value of Holding’s incremental liability for redeemable shares and redeemable deferred shares of approximately $0.8.

Consent Solicitation

          On May 1, 2007, the Company announced the commencement of a consent solicitation (the “Consent Solicitation”) relating to the Notes on the terms and subject to the conditions set forth in its Consent Solicitation Statement, dated May 1, 2007. The Company initiated the Consent Solicitation in order to amend certain provisions of the Indenture pursuant to which the Notes were issued (the “Proposed Amendments”). The Consent Solicitation is being conducted in connection with the terms of the Stock Purchase Agreement. The Proposed Amendments would amend the definition of (i) “Permitted Holder” (as defined in the Indenture), which is used for determining whether a “Change of Control” (as defined in the Indenture) has occurred with respect to the Company, so that American Heritage Arms could acquire Holding without having to make an offer to repurchase the Notes; and (ii) “Sponsors” (as defined in the Indenture) to allow Cerberus to take the place of the existing Sponsors and thus permit the Company to make certain payments and distributions to Cerberus and its affiliates under the Indenture.

          If the Consent Solicitation is successful, the Company, U.S. Bank National Association, as trustee, and RA Brands, L.L.C., as guarantor, will execute a Supplemental Indenture to the Indenture containing the Proposed Amendments (the “Supplemental Indenture”) on or promptly following the receipt by the Company of the consent of holders of at least a majority of the principal amount of the outstanding Notes, excluding Notes owned by the Company or its affiliates.

          If the Consent Solicitation is not terminated and all conditions to the Consent Solicitation are satisfied, and if the consents of holders of at least a majority of the principal amount of the outstanding Notes have been received on May 14, 2007, unless extended, the Company will pay each holder that has delivered a timely valid consent on or prior to that date a cash payment equal to $5.00 per $1,000 principal amount of Notes in respect of which such consent has been delivered (provided such consent is not revoked prior to the date the Supplemental Indenture is executed). In addition, if the Consent Solicitation is not terminated and all conditions to the Consent Solicitation are satisfied, and if the consents of holders of at least a majority of the principal amount of the outstanding Notes have been received, each holder that delivers a consent after May 14, 2007 but on or prior to the specified time on May 21, 2007, unless extended, will be entitled to receive a cash payment equal to $2.50 per $1,000 principal amount of Notes in respect of which such consent has been delivered. The Consent Solicitation is scheduled to expire on May 21, 2007, unless otherwise extended or earlier terminated. The Company will not be required to pay any consent fees unless, among other things, the Supplemental Indenture has been executed and the Acquisition has closed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis should be read in conjunction with the accompanying unaudited interim consolidated financial statements and related notes of Remington and its subsidiaries, RA Brands, RA Factors (which was merged into Remington as of December 31, 2006) and Remington Steam, as of and for the period ended March 31, 2007, and with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2006, on file with the SEC. These audited consolidated financial statements for the year ended December 31, 2006 include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. During the three month period ended March 31, 2007, there have been no material changes to our critical accounting policies and use of estimates, except for the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”).

          We account for uncertain tax positions in accordance with FIN 48. The application of income tax law is inherently complex. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Note 5 to our unaudited interim consolidated financial statements for additional detail on our uncertain tax positions.

          The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ended December 31, 2007, in part due to the seasonality of the Company’s business.

          Management’s Discussion and Analysis of Financial Condition and Results of Operations is separated into the following sections:

•	Executive Overview.

•	Business Outlook.

•	Liquidity and Capital Resources.

•	Results of Operations.

•	Recent Accounting Pronouncements.

•	Regulatory Developments.

•	Information concerning Forward-Looking Statements.

Executive Overview

          On April 4, 2007, Holding, the sole stockholder of the Company, its stockholders and deferred stockholders, including the ownership interests represented by the BRS Fund and the CDR Fund, as well as Holding’s stock option holders, approved and entered into a Stock Purchase Agreement with American Heritage Arms, LLC (an affiliate of Cerberus Capital Management, L.P.). This Acquisition is expected to close by the end of June 2007. We believe the Acquisition will strengthen our ability to grow our leadership position in shotguns, rifles and ammunition in the United States and provide additional capital to further develop our market presence internationally and accelerate operational improvements within the Company.

          We evaluate our business primarily on Adjusted EBITDA (as described in Note 13 to our unaudited interim consolidated financial statements appearing elsewhere in this quarterly report) from two core segments, Firearms and Ammunition, and to a lesser degree on other operating segments organized within the All Other reporting segment, consisting of Accessories, Licensed Products, Clay Targets, Powder Metal Products, and Technology Products. As part of this evaluation, we focus on managing inventory (including quantity), length and volume of extended dating receivables and payables through, among other things, production management and expense control. These segments allow us to focus our strategies and initiatives on growth opportunities primarily focused on both the hunting and shooting sports and military/government/law enforcement marketplaces.

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

          We have continued to experience increasing costs related to materials and energy (including lead, copper, zinc, steel, and fuel) which are above any historical comparison. We can provide no assurance that these trends will not continue. Specifically, management currently estimates that its 2007 annual costs for certain core materials and energy alone have increased in the range of $45-65 million over 2003 annual levels. Management has initiated price increases to our customers in an attempt to partially offset these estimated costs and will continue to evaluate the need for future price increases in light of these trends, the Company’s competitive landscape, and financial results. Management estimates that its cumulative price increases initiated since 2003 have offset greater than 50% of the estimated cumulative costs incurred. These estimates assume no significant loss in overall sales or production volume.

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

Business Outlook

General Economy

          The general economic environment appears to be stabilizing as a result of lower inflationary pressures. Consumer confidence has increased based in part on the Conference Board Consumer Confidence Index, which reached a 5 ½ year high despite the recent rebound in oil prices. The Federal Reserve has been holding interest rates steady and could lower rates by mid-2007 if the current reports continue. The commodity prices for raw materials such as lead, copper, and steel, as well as energy costs, that our business has experienced since 2003 are at higher than historical levels. See Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk”. We can provide no assurance that these economic trends will not continue. Changes in consumer confidence and spending and/or significant changes in commodity and energy prices could have a material impact on the consolidated financial position, results of operations, or cash flows of the Company.

Industry

          As discussed above, the consumer products environment appears to be improving due to increased consumer spending, higher consumer confidence, and lower inflationary pressures. However, the retail and consumer products industries in which we participate (mainly, firearms and ammunition) continue to experience market polarization and condensed seasonality.

          The market polarization appears to primarily be a function of demand from higher end retailers and consumers being relatively inelastic and unaffected by weaker economic conditions while lower end retailers and consumers are generally selling and buying, respectively, opening price point products in the firearms industry. Because of this trend, management has continued to evaluate our product line, both through the internal development of new products and the sourcing of products, in order to focus our products in price points in appropriate consumer categories.

          The condensed seasonality appears to primarily be a function of a pronounced customer effort to aggressively manage inventory turns. Management believes that such conditions have caused customers (dealers, chains and wholesalers) to defer certain purchases of both our firearms and ammunition products to later in the year.

          Remington is no longer a defendant in any lawsuits brought by municipalities against participants in the firearms industry, as described in Part II, Item 1, “Legal Proceedings.” In addition, legislation has been enacted in approximately 34 states precluding such actions. Similar federal legislation, entitled “The Protection of Lawful Commerce in Arms Act” was signed into law by President Bush on October 26, 2005, after being passed by the U.S. Senate in August 2005 and by the House of Representatives in October 2005, both by two-to-one margins. However, the applicability of the law to various types of governmental and private lawsuits has been challenged.

Remington

          Management believes that positive changes in energy costs and increased consumer spending trends and an improvement in general economic conditions may result in increased demand for the Company’s products or otherwise improve the Company’s results of operations or cash flows. However, management continues to evaluate these trends as well as uncertainties associated with commodities costs and cannot assure that any such improvement will increase demand for the Company’s products or otherwise positively impact the Company’s results of operations or cash flows.

          Management’s strategy has been to contain costs, improve average working capital and to preserve liquidity, while improving profitability. We have also engaged in selective efforts to stimulate demand for our products through targeted product introductions and promotions in selected product categories. We continue to pursue growth initiatives in our government, military, and law enforcement divisions along with broadening our brand awareness with selective licensing arrangements. Management believes that we have successfully maintained the strength of our brand and our market-leading positions in our primary product categories, and that we remain poised to take advantage of any significant improvement in the demand environment.

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

Liquidity and Capital Resources

Overview

          Historically, our principal debt financing has consisted of borrowings under the 2003 Credit Agreement, which was replaced by our Amended and Restated Credit Agreement, governing the revolving credit facility, and the indenture for the Notes. We have historically funded expenditures for operations, administrative expenses, capital expenditures, debt service obligations and dividend payments and satisfied working capital needs from time to time with internally generated funds from operations, and with borrowings under our revolving credit facility. We believe that we will be able to meet our debt service obligations, fund our operating requirements, and make dividend payments (subject to restrictions in the Amended and Restated Credit Agreement and the indenture for the Notes) in the future with cash flow from operations and borrowings under our credit facility prior to the maturity of the Amended and Restated Credit Agreement in 2010, although no assurance can be given in this regard. At present, we do not have the ability to make any dividend payments due to restrictions placed upon us by the Amended and Restated Credit Agreement and the indenture for the Notes. We continue to focus on improving average working capital and preserving liquidity, while improving profitability.

Liquidity

          As of March 31, 2007, we had outstanding approximately $250.1 million of indebtedness, consisting of approximately $200.0 million aggregate principal amount of the Notes, $48.2 million in borrowings under the Amended and Restated Credit Agreement, $1.0 million in capital lease obligations and a $0.9 million note payable to Holding. As of March 31, 2007, we also had aggregate letters of credit outstanding of $4.4 million.

          With respect to other significant cash outlays to plan assets under our funded defined-benefit pension plan, we have contributed $5.9 million through May 7, 2007. Based on estimates derived from our actuaries we expect to contribute approximately $16.5 million to plan assets during 2007 to meet funding requirements in accordance with the Internal Revenue Code.

          Financing for our efforts to strategically grow the Company from direct product sourcing, licensing, acquisitions or business ventures may be available under our Amended and Restated Credit Agreement, to the extent permitted under the indenture for the Notes.

Pending Acquisition of Holding

          In connection with the Acquisition of Holding, we expect to fund approximately $15.0 million of the transaction expenses with our existing revolving credit facility to the extent permitted by the Indenture.

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

          On May 1, 2007, Remington announced the commencement of the Consent Solicitation relating to the Notes on the terms and subject to the conditions set forth in the Consent Solicitation Statement, dated May 1, 2007. Remington initiated the Consent Solicitation in order to amend certain provisions of the Indenture pursuant to which the Notes were issued (the “Proposed Amendments”). The Consent Solicitation is being conducted in connection with the terms of the Stock Purchase Agreement. The Proposed Amendments would amend the definition of (i) “Permitted Holder” (as defined in the Indenture), which is used for determining whether a “Change of Control” (as defined in the Indenture) has occurred with respect to Remington, so that American Heritage Arms could acquire Holding without having to make an offer to repurchase the Notes; and (ii) “Sponsors” (as defined in the Indenture)

to allow Cerberus to take the place of the existing Sponsors and thus permit Remington to make certain payments and distributions to Cerberus and its affiliates under the Indenture.

The Amended and Restated Credit Agreement

          On March 15, 2006, we entered into the Amended and Restated Credit Agreement that amended our 2003 Credit Agreement. Our Amended and Restated Credit Agreement provides up to $140.0 million of borrowing capacity under an asset-based senior secured revolving credit facility through June 30, 2010. Amounts available under the Amended and Restated Credit Agreement are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable and eligible inventory in addition to minimum availability requirements as described below. The terms of the Amended and Restated Credit Agreement do not permit us to borrow against accounts receivable on certain extended terms. The Amended and Restated Credit Agreement also includes a letter of credit sub-facility of up to $15.0 million. As of March 31, 2007, approximately $62.1 million in additional borrowings beyond the minimum availability requirements were available as determined pursuant to the Amended and Restated Credit Agreement compared to $19.4 million at March 31, 2006.

          Key terms of the Amended and Restated Credit Agreement include the following:

(1)

The Company is required to maintain a specified minimum amount of availability ranging from $10.0 million to $30.0 million during the period ending on the earlier of (i) March 31, 2009 or (ii) such date as the Company may determine (such period, the “Availability Test Period”) by providing written notice to the agent. For any period during the Availability Test Period when such minimum availability requirement is not met, the Company must maintain a minimum consolidated fixed charge coverage ratio of 1.1 to 1.0. So long as the minimum availability requirement is met during the Availability Test Period, there is no requirement for the Company to meet the minimum fixed charge coverage ratio.

(2)

The Company is required to maintain specified minimum levels of Consolidated EBITDA ranging from $28.5 million to $38.0 million and determined on a rolling four quarter basis during the Availability Test Period.

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

(5)

The Amended and Restated Credit Agreement contains limitations on capital expenditures exceeding $12.5 million during any fiscal year, adjusted upward for any previously unspent amounts in prior years that were less than the annual $12.5 million limitation. The Amended and Restated Credit Agreement allows for capital expenditures up to $28.9 million in the 2007 fiscal year, including unused capacity carried over from 2003, 2004, 2005 and 2006.

(6)

The Amended and Restated Credit Agreement contains limitations on indebtedness, liens, investments, mergers and other acquisitions, asset dispositions, transactions with affiliates, and dividends and other distributions.

(7)	The Amended and Restated Credit Agreement contains customary events of default.

(8)

The Company is required to pay certain fees in connection with the Amended and Restated Credit Agreement, including (1) letter of credit fees, (2) agency fees, (3) an unused line fee of 0.375% if the average revolver facility balance is 50% or more of the aggregate Revolver Commitments (as defined in the Amended and Restated Credit Agreement) in effect on the first day of such month, subject to adjustment upward to 0.500% if the average outstanding credit facility balance under the Amended and Restated Credit Agreement for any month is less than 50% of the aggregate revolving commitments in effect on the first day of such month and (4) audit and appraisal fees.

(9)	The Amended and Restated Credit Agreement contains other customary affirmative and negative covenants including but not limited to those listed above.

          The interest rate margin for the ABR and the Euro-Dollar loans at March 31, 2007 was 0.50% and 2.00%, respectively. As of April 1, 2007, the interest rate margin for the ABR and the Euro-Dollar loans dropped to 0.25% and 1.75%, respectively, due to the performance of the Company in the first quarter. The weighted average interest rate under the Company’s outstanding Credit Facility balance was 7.71% and 7.75% for the year-to-date periods ended March 31, 2007 and 2006, respectively.

Capital & Operating Leases and Other Long-Term Obligations

          We maintain capital leases mainly for computer equipment. We have several operating leases, including a lease for our Memphis warehouse that expires in 2010. We also maintain contracts including, among other things, a services contract with our third party warehouse provider.

Cash Flows and Working Capital

          Net cash used in operating activities was $28.9 million and $46.8 million for the three month periods ended March 31, 2007 and 2006, respectively. The $17.9 million decrease in cash used in operating activities for the three months ended March 31, 2007 compared to the same period ended March 31, 2006 resulted primarily from:

•	Improvement in net income of $12.1 million with the change to net income of $4.8 million for 2007 from a net loss of $7.3 million in 2006.

•

Accounts receivable increased by $11.1 million in the three months ended March 31, 2007, compared to an increase of $40.2 million over the three months ended March 31, 2006. The smaller increases in accounts receivable of $29.1 million is primarily related to sales with shorter terms year over year, offset by higher sales.

•

Inventory increased by $22.5 million over the three months ended March 31, 2007 compared to an increase of $12.0 million over the three months ended March 31, 2006. The change of $10.5 million was primarily a result of increased costs of inventory due to higher materials costs, as well as higher amounts of inventory for new products including international sourced firearms and technology products.

•

The Other category within changes in operating assets and liabilities showed a use of cash of $5.5 million in the three months ended March 31, 2007 versus a source of cash of $4.1 million in the three months ended March 31, 2006. The change of $9.6 million is primarily due to $6.6 million of fluctuations in unrealized and realized gains associated with hedging activity within other comprehensive income combined with increases in other accrued expenses of $2.6 million in 2007 versus a decline of $1.3 million in 2006.

          Net cash used in investing activities for the three months ended March 31, 2007 was $1.5 million and $1.6 million in the three months ended March 31, 2006. The $0.1 million decrease was related to lower Company-owned life insurance premiums paid as well as there being no cash contributions to the unconsolidated joint venture for the period. The $1.4 million and $1.2 million of cash capital expenditures for investing activities in the three months ended March 31, 2007 and 2006, respectively, consisted of capital expenditures primarily used both for new equipment related to the manufacture of firearms and ammunition, as well as maintenance of existing facilities.

          Net cash provided by financing activities for the three months ended March 31, 2007 was $30.2 million and $48.3 million during the three months ended March 31, 2006. The $18.1 million decrease in cash provided by financing activities for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 primarily resulted from approximately $23.2 million of lower borrowing needs under the Amended and Restated Credit Agreement and an increase in the book overdraft of $4.7 million during 2007.

Dividend Policy

          The declaration and payment of dividends, if any, will be at the sole discretion of the Board of Directors of the Company, subject to the restrictions set forth in the Amended and Restated Credit Agreement and the indenture for the Notes, which currently restrict the payment of dividends by the Company to Holding. We expect to make future dividend payments to Holding based on available cash flows as and to the extent permitted by the Amended and Restated Credit Agreement and the indenture for the Notes. There were no dividends paid during the three months ended March 31, 2007 or 2006. At present, we do not have the ability to make any dividend payments due to restrictions placed upon us by the Amended and Restated Credit Agreement, the Indenture, and the Stock Purchase Agreement.

Capital Expenditures

          Gross capital expenditures for the three months ended March 31, 2007 were $0.8 million, consisting primarily of capital expenditures both for new equipment related to the manufacture of firearms and ammunition, as well as maintenance of existing facilities. We expect capital expenditures for 2007 to be in a range of $8.0 million to $12.0 million prior to any changes associated with the Acquisition. Our Amended and Restated Credit Agreement allows for capital expenditures of up to $28.9 million in 2007 including unused capacity carried over from previous years.

Results of Operations for the Three Month Period Ended March 31, 2007 as Compared to the Three Month Period Ended March 31, 2006

          Net Sales. The following tables compare net sales by reporting segment for each of the periods indicated:

	Quarter Ended March 31, (Dollars in Millions)
	2007	Percent of Total	2006	Percent of Total	$ Increase/ (Decrease)	% Increase/ (Decrease)

Net Sales
Firearms	$50.3	49.2%	$51.7	53.6%	$(1.4)	(2.7)%
Ammunition	47.0	45.9	40.8	42.3	6.2	15.2
All Other	5.0	4.9	4.0	4.1	1.0	25.0

Consolidated	$102.3	100.0%	$96.5	100.0%	$5.8	6.0%

          Firearms

          The decrease in net sales of $1.4 million for the quarter ended March 31, 2007 compared to the prior-year period is due primarily to lower sales volumes of certain shotguns of $2.9 million, lower sales volumes of centerfire rifles of $1.2 million, and a combined lower sales volumes of $1.1 million for all other categories, offset by $3.8 million associated with realized price increases.

          Ammunition

          The increase in net sales of $6.2 million for the quarter ended March 31, 2007 over the prior-year period is due primarily to $6.4 million associated with realized price increases, which was initiated to generally offset higher core commodity costs. This increase in realized pricing is offset by lower sales volume of $0.2 million. The lower sales volume is comprised primarily of lower sales volumes of certain shotshell ammunition of $4.0 million, offset in part by sales volume increases of $2.8 million in certain centerfire ammunition.

          All Other (including Accessories, Licensed Products, Clay Targets, Powder Metal Products and Technology Products)

          The increase in net sales of $1.0 million for the quarter ended March 31, 2007 over the prior-year period is due primarily to higher accessories sales of $0.3 million (mostly gun care and cutlery products); higher technology product sales of $0.3 million; higher target sales of $0.2 million associated with higher pricing; and higher powder metal products sales of $0.2 million.

          Cost of Goods Sold. The table below depicts the cost of goods sold by reporting segment and the percentage of net sales represented by such cost of goods sold:

	Quarter Ended March 31, (Dollars in Millions)
	2007	Percent of Net Sales	2006	Percent of Net Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)

Cost of Goods Sold
Firearms	$34.8	69.2%	$39.9	77.2%	$(5.1)	(12.8)%
Ammunition	32.8	69.8	35.4	86.8	(2.6)	(7.3)
All Other	3.7	74.0	2.9	72.5	0.8	27.6

Consolidated	$71.3	69.7%	$78.2	81.0%	$(6.9)	8.8%

          Firearms

          The decrease in cost of goods sold of $5.1 million for the quarter ended March 31, 2007 over the prior-year period is due primarily to lower sales volumes across many product categories as noted above in Net Sales, as well as reduced manufacturing costs of $1.4 million associated with lower utility costs, reduced pension costs and manufacturing improvements.

          Ammunition

          The decrease in cost of goods sold of $2.6 million for the quarter ended March 31, 2007 over the prior-year period is due to improved efficiencies and lower overhead costs at the factory of approximately $1.0 million, increased hedging gains of $4.2 million associated with product sold and reduced pension and postretirement costs of $0.3 million, as well as lower sales volumes of certain shotshell ammunition offset by unfavorable increases associated with raw materials costs of approximately $6.1 million.

          All Other (including Accessories, Licensed Products, Clay Targets, Powder Metal Products and Technology Products)

          The increase in cost of goods sold of $0.8 million for the quarter ended March 31, 2007 over the prior-year period is due primarily to the costs associated with increased sales volumes of the categories noted above in Net Sales.

          Operating Expenses. Operating expenses consist of selling, general and administrative expense, research and development expense and other income and expense.

	For the quarterly periods ended,
	March 31, 2007	March 31, 2006	$ Increase/ (Decrease)	% Increase/ (Decrease)

Operating Expenses
SG&A	$18.7	$17.3	$1.4	8.1%
R&D	1.5	1.6	(0.1)	(6.3)
Other Income	(0.8)	(0.6)	(0.2)	33.3

Consolidated	$19.4	$18.3	$1.1	6.0%

          The increase in selling, general and administrative expenses between the two quarterly periods was primarily attributable to higher costs associated with incentive compensation and salaries and benefits expense of $1.6 million and higher marketing expenses of $0.2 million, offset by lower legal fees of $0.5 million. Other income increased $0.2 million primarily due to an increase in licensing income.

          Interest Expense. Interest expense for the quarter ended March 31, 2007 was $6.4 million, a decrease of $0.4 million as compared to the first quarter of 2006. The decrease in interest expense from the same period in 2006 resulted from lower average borrowings under the Amended and Restated Credit Agreement for the period ($36.1 million in 2007 compared to $46.5 million in 2006).

          Taxes. Our effective tax rate for the three months ended March 31, 2007 was 5.8% related to continuing operations. The income tax expense recognized is a result of the increase in deferred tax liabilities associated with intangible assets, current state taxes and federal alternative minimum tax.

          The change from 2.9% for the same period in 2006 is primarily attributable to book income reported for the quarter and federal alternative minimum tax. We anticipate that our full year 2007 effective tax rate related to continuing operations will be in the range of 15% to 20%.

          At March 31, 2007, a valuation allowance of approximately $27.3 million was recorded against deferred tax assets in accordance with the provisions of SFAS 109. Realization of the deferred tax assets is largely dependent upon future profitable operations, if any, and the reversals of existing taxable temporary differences. Although there can be no assurance that such events will occur, the valuation allowance may be reversed in future periods to the extent that related deferred income tax assets no longer require a valuation allowance under the provisions of SFAS 109.

Recent Accounting Pronouncements

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, SFAS 157 simplifies and codifies fair value related guidance previously issued within GAAP. Although SFAS 157 does not require any new fair value measurements, its application may, in certain instances, change current practice. SFAS 157 is effective for us in 2008. We are evaluating the impact of adopting SFAS 157 on our results of operations, financial condition and liquidity.

          In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for us as of December 31, 2007 and is not expected to have an impact on the Consolidated Statement of Operations, but will have an impact on our Consolidated Balance Sheet. If we had adopted this statement as of December 31, 2006, it would have increased accrued benefit liabilities by approximately $7.7 million with a corresponding reduction in other comprehensive income of $7.7 million. Additionally, the current portion of the liability for underfunded plans must be determined on a plan-by-plan basis as the excess of actuarial present value of benefit obligation payable for the next 12 months over the fair value of plan assets. Therefore, had we adopted this statement as of December 31, 2006, we would have reclassified $16.3 million from a current to a long-term liability as of December 31, 2006. However, the actual impact on our financial position at December 31, 2007 is not yet known.

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 will become effective for the Company as of January 1, 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We are currently evaluating the impact, if any, of SFAS 159 on our Consolidated Financial Statements.

          In February 2007, the FASB issued FSP 158-1, Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88 and No. 106 and to the Related Staff Implementation Guides (“FSP 158-1”). FSP 158-1 updates the illustrations contained in the appendices of FASB Statements No. 87, No. 88 and No. 106 to reflect the provisions of FASB Statement No. 158. FSP 158-1 also amends the questions and answers contained in certain FASB Special Reports and incorporates them into Statements No. 87, No. 88 and No. 106 as Appendices E, C and F, respectively. This FSP supersedes those FASB Special Reports. Finally, this FSP makes conforming changes to other guidance and technical corrections to SFAS 158. FSP 158-1 is effective as of the effective dates of SFAS 158, which as noted above is as of December 31, 2007. We are currently evaluating the impact of FSP 158-1 on our Consolidated Financial Statements.

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

          Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Such forward-looking statements are not guarantees of future performance. The following important factors, and those important factors described elsewhere in this quarterly report or in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2006 under “Risk Factors,” could affect (and in some cases have affected) our actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

•

Our ability to make scheduled payments of principal or interest on, or to refinance our obligations with respect to our indebtedness and to comply with the covenants and restrictions contained in the instruments governing such indebtedness will depend on our future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rate levels, and financial, competitive, business and other factors beyond our control, including the responses of competitors, changes in customer inventory management practices, changes in customer buying patterns, regulatory developments and increased operating costs.

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

•

Because of the nature of our products, we anticipate that we will continue to be involved in product liability litigation in the future. Our ability to meet our product liability obligations will depend (among other things) upon the availability of insurance, the adequacy of our accruals, the 1993 Sellers’ ability to satisfy their obligations to indemnify us against certain product liability cases and claims and their agreement to be responsible for certain post-Asset Purchase shotgun related costs.

•

We face significant competition. Our competitors vary according to product line. Certain of these competitors are subsidiaries of large corporations with substantially greater financial resources than we have. There can be no assurance that we will continue to compete effectively with all of our present competition, and our ability to so compete could be adversely affected by our leveraged condition.

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

•

The purchase of firearms is subject to federal, state and local governmental regulation. Regulatory proposals, even if never enacted, may affect firearms or ammunition sales as a result of consumer perceptions. While we do not believe that existing federal and state legislation relating to the regulation of firearms and ammunition has had a material adverse effect on our sales since 2004, no assurance can be given that more restrictive regulations, if proposed or enacted, will not have a material adverse effect on us in the future.

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

•

Our ability to comply with the terms and conditions of the proposed Consent Solicitation and the Acquisition, as well as our expectations regarding the anticipated benefits and timing regarding both the Consent Solicitation and the Acquisition. There can be no assurance that either the Consent Solicitation or the Acquisition will be successful or, if successful, that we will recognize the anticipated benefits, if any, from either the Consent Solicitation or the Acquisition.

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

          Certain of our financial instruments are subject to interest rate risk. As of March 31, 2007, we had long-term borrowings of $249.7 million ($273.3 million at March 31, 2006) of which $48.2 million ($71.4 million at March 31, 2006) was issued at variable rates. Assuming no changes in the $62.1 million of monthly average variable-rate debt levels ($51.3 million at March 31, 2006) from the latest twelve months ended March 31, 2007, we estimate that a hypothetical change of 100 basis points in the LIBOR and ABR interest rates would impact interest expense by $0.6 million ($0.5 million at March 31, 2006) on an annualized pretax basis. We were not a party to any interest rate cap or other protection arrangements with respect to our variable rate indebtedness as of March 31, 2007 or 2006.

          The Company purchases copper, lead, and zinc options contracts (first purchased zinc contracts during second quarter of 2006) to hedge against price fluctuations of anticipated commodity purchases. Lead, copper and zinc prices have experienced significant increases over the past three years primarily due to increased demand (including increased demand from China). The amounts of premiums paid for commodity contracts outstanding at March 31, 2007 were $4.7 million, $3.8 million higher than in 2006. At March 31, 2007 and 2006, the market value of our outstanding contracts relating to firm commitments and anticipated purchases up to fifteen and nine months, respectively, from the respective date was $6.5 million and $9.1 million, respectively, as determined with the assistance of a third party. Assuming a hypothetical 10% increase in lead and copper commodity prices which are currently hedged, we would experience an approximate $8.7 million ($3.4 million at March 31, 2006) increase in our cost of related inventory purchased, which would be partially offset by an approximate $2.9 million ($2.9 million at March 31, 2006) increase in the value of related hedging instruments. The increase in exposure as compared to the prior year can be associated primarily with higher differentials between strike and spot prices in a year over year comparison, the increased cost of hedging premiums, an additional two quarters of forecasted purchases, and the initial hedging of zinc during 2006, all of which results in more contracts, yet fewer contracts currently in-the-money. With the volatility of pricing the Company has experienced, we believe that significant changes in commodity pricing could have a future material impact on our consolidated financial position, results of operations, or cash flows of the Company.

          We also purchase steel supplies for use in the manufacture of certain firearms, ammunition, and accessory products. Assuming a hypothetical 10% increase in steel prices, we would experience an approximate $0.2 million (an approximate $0.2 million at March 31, 2006) increase in our cost of related inventory purchased.

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

          As of and for the period ended March 31, 2007 (the “Evaluation Date”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at the Evaluation Date.

          Furthermore, there have been no changes in internal control over financial reporting that occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

          Section 404 of the Sarbanes-Oxley Act of 2002 requires a company that is not an accelerated filer, such as the Company, to report on the effectiveness of their internal control over financial reporting beginning with their 2007 Annual Report on Form 10-K, which we are required to file with the SEC no later than March 31, 2008. Our independent registered public accounting firm will be required to attest to the Company’s effectiveness of internal controls over financial reporting beginning with the Company’s 2008 Annual Report. Our management has been and is continuing to work to ensure that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          Under the terms of the Purchase Agreement, the 1993 Sellers retained liability for, and are required to indemnify us against:

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

          These indemnification obligations of the 1993 Sellers are not subject to any survival period limitation. We have no current information on the extent, if any, to which the 1993 Sellers have insured these indemnification obligations. Except for certain cases and claims relating to shotguns as described below, and except for all cases and claims relating to products discontinued prior to the Asset Purchase, we generally bear financial responsibility for the costs of product liability cases and claims relating to occurrences after the Asset Purchase and are required to indemnify the 1993 Sellers against such cases and claims. See “—Certain Indemnities.”

          The main types of legal proceedings include:

•	Product liability litigation filed by individuals.

•	Product liability litigation filed by municipalities.

•	Environmental litigation.

Product Liability Litigation

          Since December 1, 1993, we have maintained insurance coverage for product liability claims subject to certain self-insured retentions on a per-occurrence basis for personal injury or property damage relating to occurrences arising after the Asset Purchase. We believe that our current product liability insurance coverage for personal injury and property damage is adequate for our needs. Our current product liability insurance policy runs from December 1, 2006 through November 30, 2007 and provides for certain self-insured retention amounts per occurrence. It also includes a limited batch clause provision. Applicable to our primary Products policy, this allows that a single retention be assessed when the same defects manufactured in a common lot or batch results in multiple injuries or damages to third parties. The policy excludes from coverage any pollution-related liability. Based in part on the nature of our products, there can be no assurance that we will be able to obtain adequate product liability insurance coverage upon the expiration of the current policy. Certain of our current excess insurance coverage expressly excludes actions brought by municipalities as described below.

          As a result of contractual arrangements, we manage the joint defense of product liability litigation involving Remington brand firearms and our ammunition products for both Remington and the 1993 Sellers. As of March 31, 2007, approximately 11 individual bodily injury cases and claims were pending, primarily alleging defective product design, defective manufacture and/or failure to provide adequate warnings; some of these cases seek punitive as well as compensatory damages. We have previously disposed of a number of other cases involving post-Asset Purchase occurrences by settlement. All of the individual cases and claims pending as of March 31, 2007 involve post-Asset Purchase occurrences for which we bear responsibility under the Purchase Agreement.

          The relief sought in individual cases includes compensatory and, sometimes, punitive damages. Not all complaints or demand letters expressly state the amount of damages sought. As a general matter, when specific amounts are provided, compensatory damages sought range from less than $75,000 to more than $10 million, while demands for punitive damages may range from less than $500,000, to as much as $100 million. Of the 11 individual post-Asset Purchase claims pending as of March 31, 2007, claimants specifying amounts purport to seek approximately $28.5 million in compensatory and $10 million in punitive damages. In the Company’s experience, initial demands do not generally bear a reasonable relationship to the facts and circumstances of a particular matter, and in any event, are typically reduced significantly as a case proceeds. The Company believes that its accruals for product liability cases and claims, as described below, are a superior quantitative measure of the cost to it of product liability cases and claims.

          At March 31, 2007, our accrual for product liability cases and claims was $11.0 million. The amount of our accrual for product liability cases and claims is based upon estimates developed as follows. We establish reserves for anticipated defense and disposition costs to us of those pending cases and claims for which we are financially responsible. Based on those estimates and an actuarial analysis of actual defense and disposition costs incurred by us with respect to product liability cases and claims in recent years, we determine the estimated defense and disposition costs for unasserted product liability cases and claims. We combine the estimated defense and disposition costs for both pending and unasserted cases and claims to determine the amount of our accrual for product liability cases and claims. It is reasonably possible additional experience could result in further increases or decreases in the period in which such information is made available. We believe that our accruals for losses relating to such cases and claims are adequate. Our accruals for losses relating to product liability cases and claims include accruals for all probable losses the amount of which can be reasonably estimated. Based on the relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Asset Purchase, our accruals for the uninsured costs of such cases and claims and the Sellers’ agreement to be responsible for a portion of certain post-Asset Purchase shotgun-related product liability costs, as well as the type of firearms products that we make), we do not believe with respect to product liability cases and claims that any probable loss exceeding amounts already recognized through our accruals has been incurred.

          Because our assumption of financial responsibility for certain product liability cases and claims involving pre-Asset Purchase occurrences was limited to an amount that has now been fully paid, with the 1993 Sellers retaining liability in excess of that amount and indemnifying us in respect of such liabilities, and because of our accruals with respect to such cases and claims, we believe that product liability cases and claims involving occurrences arising prior to the Asset Purchase are not likely to have a material adverse effect upon our financial condition, results of operations or cash flows. Moreover, although it is difficult to forecast the outcome of litigation, we do not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Asset Purchase, our accruals for the uninsured costs of such cases and claims and the 1993 Sellers’ agreement to be responsible for a portion of certain post-Asset Purchase shotgun-related product liability costs, as well as the type of firearms products that we make), that the outcome of all pending post-Asset Purchase product liability cases and claims will be likely to have a material adverse effect upon our financial condition, results of operations or cash flows. Nonetheless, in part because the nature and extent of liability based on the manufacture and/or sale of allegedly defective products (particularly as to firearms and ammunition) is uncertain, there can be no assurance that our resources will be adequate to cover pending and future product liability occurrences, cases or claims, in the aggregate, or that a material adverse effect upon our financial condition, results of operations or cash flows will not result therefrom. Because of the nature of our products, we anticipate that we will continue to be involved in product liability litigation in the future. Because of the potential nature of injuries relating to firearms and ammunition, certain public perceptions of our products, and recent efforts to expand liability of manufacturers of firearms and ammunition, product liability cases and claims, and insurance costs associated with such cases and claims, may cause us to incur material costs.

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

Other

          On March 16, 2007, Remington, Holding, Clayton Dubilier & Rice, Inc. and certain affiliates, Bruckmann, Rosser, Sherrill & Co., LLC and certain affiliates, Thomas Millner (Remington’s President, Chief Executive Officer and a director), Leon Hendrix (Remington’s Chairman and a former CDR principal/partner), and Michael Babiarz (a Remington director and CDR principal/partner), as defendants, and Robert Haskin (a former Remington officer and employee), as plaintiff, entered into an agreement under which Remington agreed to pay Mr. Haskin $775,000 in consideration for dismissal of a non-employment related lawsuit and the granting of mutual releases by the parties. The $775,000 was recorded as an expense in the December 31, 2006, results of operations in accordance with Statement of Financial Accounting Standard No. 5, Accounting for Contingencies (“SFAS 5”) as the loss contingency became probable and reasonably estimated. In the lawsuit, filed in 2006 in the General Superior Court of Justice, Superior Court Division, Guilford County, North Carolina, Mr. Haskin alleged he was entitled to receive a fee in connection with a transaction completed by the Company. The lawsuit initially sought in excess of $1.0 million.

Litigation Outlook

          We are involved in lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. We do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations or cash flows.

Certain Indemnities

          As of the closing of the Asset Purchase in December 1993 under the Purchase Agreement, we assumed:

•	a number of specified liabilities, including certain trade payables and contractual obligations of the 1993 Sellers;

•	limited financial responsibility for specified product liability claims relating to disclosed occurrences arising prior to the Asset Purchase;

•	limited financial responsibility for environmental claims relating to the operation of the business prior to the Asset Purchase; and

•	liabilities for product liability claims relating to occurrences after the Asset Purchase, except for claims involving products discontinued at the time of closing.

          All other liabilities relating to or arising out of the operation of the business prior to the Asset Purchase are excluded liabilities (the “Excluded Liabilities”), which the 1993 Sellers retained. The 1993 Sellers are required to indemnify Remington and its affiliates in respect of the Excluded Liabilities, which include, among other liabilities:

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

          The 1993 Sellers’ overall liability in respect of their representations, covenants and the Excluded Liabilities under the Purchase Agreement, excluding environmental liabilities and product liability matters relating to events occurring prior to the purchase but not disclosed, or relating to discontinued products, is limited to $324.8 million. With a few exceptions, the 1993 Sellers’ representations under the Purchase Agreement have expired. We made claims for indemnification involving product liability issues prior to such expiration. See “—Product Liability Litigation”.

          In addition, the 1993 Sellers agreed in 1996 to indemnify us against a portion of certain product liability costs involving various shotguns manufactured prior to 1995 and arising from occurrences on or prior to November 30, 1999. These indemnification obligations of the 1993 Sellers relating to product liability and environmental matters (subject to a limited exception) are not subject to any survival period limitation, deductible or other dollar threshold or cap. We and the 1993 Sellers are also party to separate agreements setting forth agreed procedures for the management and disposition of environmental and product liability claims and proceedings relating to the operation or ownership of the business prior to the Asset Purchase, and are currently engaged in the joint defense of certain product liability claims and proceedings. See “—Product Liability Litigation”.

Item 1A. Risk Factors

          In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

          Furthermore, on April 4, 2007, Holding, the sole stockholder of Remington, Holding’s stockholders and deferred stockholders, including the ownership interests represented by the BRS Fund and the CDR Fund, as well as Holding’s stock option holders, approved and entered into that certain Stock Purchase Agreement with American Heritage Arms, LLC (an affiliate of Cerberus Capital Management, L.P.), pursuant to which American Heritage Arms will purchase all of the capital stock of Holding. You should carefully consider the risks associated with this transaction, which we refer to as the Acquisition, including those set forth below.

          The recently announced Stock Purchase Agreement between, among others, an affiliate of Cerberus and our sole stockholder, Holding, is subject to certain terms and conditions before it can be consummated and the results of the Acquisition may not meet our expectations.

          The Stock Purchase Agreement is subject to a number of conditions to closing. We cannot guarantee that these conditions will be satisfied in a timely fashion or at all. If the Stock Purchase Agreement fails to close, we may not experience enhanced revenues and our business may be harmed. Even if the Stock Purchase Agreement closes, we may not experience the anticipated benefits.

          If we are unable to successfully complete the Consent Solicitation, we will not be able to amend our Indenture and the closing of the Acquisition will trigger a “Change of Control” under the terms of the Indenture, which would require us to offer to repurchase the Notes.

          On May 1, 2007, we initiated the Consent Solicitation in order to amend certain provisions of the Indenture pursuant to which the Notes were issued (the “Proposed Amendments”). The Proposed Amendments include an amendment to the definition of “Permitted Holder” (as defined in the Indenture), which is used for determining whether a “Change of Control” (as defined in the Indenture) has occurred with respect to Remington, so that an affiliate of Cerberus could acquire Holding without having to make an offer to repurchase the Notes. If the Proposed Amendments are not approved, the closing of the Acquisition would result in a “Change of Control” (as defined in the Indenture) and require us to offer to repurchase the Notes from the holders of the Notes at a purchase price equal to 101% of the principal amount of the Notes plus accrued interest.

          The substantial diversion of management’s attention from Remington’s day-to-day business when evaluating and negotiating the transactions contemplated by the Stock Purchase Agreement could negatively impact our business, operating results or financial condition.

          Since the announcement of the execution of the Stock Purchase Agreement on April 4, 2007, our management has spent a significant amount of time addressing various matters related to the Acquisition and has not been able to focus all of its time on our ongoing business matters. The diversion of our management’s attention and any delay or difficulties encountered in connection with the Acquisition could result in the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that could negatively affect our ability to maintain relationships with customers, suppliers, employees and others with whom we have business dealings. These disruptions could be exacerbated by a delay in the completion of the Acquisition and could have an adverse effect on our business, financial condition or results of operations prior to the completion of the Acquisition.

          Some of our executive officers and directors have interests in the Acquisition other than their interests as Holding stockholders generally.

          Some of our executive officers and directors have interests in the Acquisition other than their interest as Holding stockholders generally. These interests are different from your interests as a holder of Holding common stock or deferred stock or as a Holding optionholder.

          Upon the closing of the Acquisition, American Heritage Arms has agreed to acquire all of the shares of outstanding common stock and deferred stock of Holding. In addition, at closing all outstanding options to purchase Holding common stock will be cancelled and a cancellation payment will be made in connection therewith. Certain of our executive officers and directors, however, in addition to any benefits that they may receive as a holder of Holding common stock or deferred stock or as a Holding optionholder, will receive a special cash bonus upon the closing of the Acquisition. Of the $4.0 total million cash bonus payable upon closing of the Acquisition, an aggregate of $3.8 million would be allocated and paid to Mr. Millner (our President and Chief Executive Officer and a director), Mr. Jackson (our Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary), Mr. Cahan (our Senior Vice President, Engineering and Manufacturing) and Mr. Little (our Executive Vice President and Chief Administrative Officer).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There are no matters to report subject to this Item for the period ended March 31, 2007.

Item 3.	Defaults Upon Senior Securities

There are no matters to report subject to this Item for the period ended March 31, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

There are no matters to report subject to this Item for the period ended March 31, 2007.

Item 5.	Other Information

There are no matters to report subject to this Item for the period ended March 31, 2007.

Item 6.	Exhibits

10.1

Confidential Settlement Agreement and Release, dated as of March 16, 2007, between Remington Arms Company, Inc., RACI Holding, Inc., The Clayton & Dubilier Private Equity Fund IV, L.P., Clayton & Dubilier Associates IV Limited Partnership, Clayton Dubilier & Rice, Inc., Thomas Millner, Leon Hendrix, Michael Babiarz, Bruckmann, Rosser, Sherrill & Co., LLC, Bruckmann, Rosser, Sherrill & Co II, L.P., BRSE, L.L.C., Bruckmann Rosser Sherrill & Co., Inc., and Robert Haskin.

10.2

Description of 2007 Incentive Compensation Plan, as adopted by the Board of Directors of Remington Arms Company, Inc. on January 26, 2007, previously filed as Exhibit 10.47 to Remington’s Annual Report on Form 10-K, filed on April 2, 2007, and incorporated herein by reference.*

31.1	Certification Pursuant to 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Management contract or compensatory plan or arrangement.

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

REMINGTON ARMS COMPANY, INC.

/s/ Stephen P. Jackson, Jr.

Stephen P. Jackson, Jr.

Senior Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary (Duly Authorized Officer and Principal Financial Officer)

May 7, 2007

EXHIBIT INDEX

Exhibit No.	Description

10.1

Confidential Settlement Agreement, dated as of March 16, 2007, between Remington Arms Company, Inc., RACI Holding, Inc., The Clayton & Dubilier Private Equity Fund IV, L.P., Clayton & Dubilier Associates IV Limited Partnership, Clayton Dubilier & Rice, Inc., Thomas Millner, Leon Hendrix, Michael Babiarz, Bruckmann, Rosser, Sherrill & Co., LLC, Bruckmann, Rosser, Sherrill & Co. II, L.P., BRSE, L.L.C., Bruckmann Rosser Sherrill & Co., Inc., and Robert Haskin.

10.2

Description of 2007 Incentive Compensation Plan, as adopted by the Board of Directors of Remington Arms Company, Inc. on January 26, 2007, previously filed as Exhibit 10.47 to Remington’s Annual Report on Form 10-K, filed on April 2, 2007, and incorporated herein by reference. *

31.1	Certification Pursuant to 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Management contract or compensatory plan or arrangement.

**

These exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. In addition, these exhibits shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.