Form 10-Q
period 2007-06-30
REMINGTON ARMS CO INC/
filed 2007-08-20
CIK 916504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

June 30, 2007

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

          Yes ☐                          No ☒

          At August 7, 2007, the number of shares outstanding of each of the issuer’s classes of common stock is as follows: 1,000 shares of Class A Common Stock, par value $.01 per share.

REMINGTON ARMS COMPANY, INC.

FORM 10-Q

June 30, 2007

Remington Arms Company, Inc.
Consolidated Balance Sheets
(Dollars in Millions, Except Per Share Data)

	Successor	Predecessor

	Unaudited		Unaudited

	June 30, 2007	December 31, 2006	June 30, 2006

	(See Note 2)
ASSETS
Current Assets
Cash and Cash Equivalents	$0.6	$0.5	$0.4
Accounts Receivable Trade - net	104.9	92.8	123.8
Inventories - net	170.1	110.8	134.3
Supplies	7.7	7.7	7.8
Prepaid Expenses and Other Current Assets	24.3	13.0	22.8
Deferred Tax Assets	—	0.9	—

Total Current Assets	307.6	225.7	289.1

Property, Plant and Equipment - net	103.5	69.3	71.1
Goodwill and Intangibles - net	140.7	59.1	59.1
Debt Issuance Costs - net	5.1	5.7	6.5
Other Noncurrent Assets	16.6	11.5	10.8

Total Assets	$573.5	$371.3	$436.6

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$29.2	$30.8	34.9
Book Overdraft	4.6	4.5	0.8
Short-Term Debt	1.8	3.1	2.4
Current Portion of Long-Term Debt	0.7	0.4	0.4
Current Portion of Product Liability	2.9	2.9	2.5
Current Portion of Income Taxes Payable	0.1	1.5	1.4
Deferred Tax Liabilities	1.7	—	1.8
Other Accrued Liabilities	49.4	52.3	38.4

Total Current Liabilities	90.4	95.5	82.6

Long-Term Debt, net of Current Portion	281.2	221.0	299.8
Retiree Benefits, net of Current Portion	42.3	45.2	57.1
Product Liability, net of Current Portion	11.4	7.6	9.1
Deferred Tax Liabilities	21.7	10.0	8.0
Other Long-Term Liabilities	6.4	2.2	1.6

Total Liabilities	453.4	381.5	458.2

Commitments and Contingencies

Stockholder’s Equity (Deficit)
Class A Common Stock, par value $.01; 1,000 shares authorized and outstanding at June 30, 2007, December 31, 2006 and June 30, 2006, respectively	—	—	—
Paid in Capital	124.2	89.3	89.1
Accumulated Other Comprehensive Income (Loss)	1.7	(3.2)	2.0
Accumulated Deficit	(5.8)	(96.3)	(112.7)

Total Stockholder’s Equity (Deficit)	120.1	(10.2)	(21.6)

Total Liabilities and Stockholder’s Equity (Deficit)	$573.5	$371.3	$436.6

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statements of Operations
(Dollars in Millions)
(Unaudited)

	Successor	Predecessor		Successor	Predecessor

	2007	2007	2006	2007	2007	2006

	June 1 - June 30	April 1 - May 31	April 1 - June 30	June 1 - June 30	January 1 - May 31	January 1 - June 30

	(See Note 2)	(See Note 2)		(See Note 2)	(See Note 2)

Net Sales (1)	$45.1	$64.7	$91.1	$45.1	$167.0	$187.6

Cost of Goods Sold	41.0	46.0	72.9	41.0	117.3	151.1

Gross Profit	4.1	18.7	18.2	4.1	49.7	36.5

Selling, General and Administrative Expenses	7.4	11.6	18.1	7.4	30.3	35.4

Research and Development Expenses	0.6	1.2	1.5	0.6	2.7	3.1

Other Income	(0.3)	(3.7)	(0.4)	(0.3)	(4.5)	(1.0)

Operating Profit (Loss)	(3.6)	9.6	(1.0)	(3.6)	21.2	(1.0)

Interest Expense	2.3	4.5	7.4	2.3	10.9	14.2

Income (Loss) from Operations before Income
Taxes and Equity in (Earnings) Losses from Unconsolidated Joint Venture	(5.9)	5.1	(8.4)	(5.9)	10.3	(15.2)

Income Tax Provision (Benefit)	(0.1)	0.9	0.3	(0.1)	1.3	0.5

Equity in Losses from Unconsolidated Joint Venture	—	—	0.1	—	—	0.4

Net Income (Loss)	$(5.8)	$4.2	$(8.8)	$(5.8)	$9.0	$(16.1)

(1) Sales are presented net of Federal Excise taxes of $3.7 for the one month period ended June 30, 2007. Sales are presented net of Federal Excise taxes of $5.0 and $12.1, respectively, for the two and and five month periods ended May 31, 2007 and $7.1 and $14.8, respectively, for the quarter and year-to-date periods ended June 30, 2006.

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Successor	Predecessor

	2007	2007	2006

	June 1 - June 30	January 1 - May 31	January 1 - June 30

	(See Note 2)	(See Note 2)
Operating Activities
Net Income (Loss)	$(5.8)	$9.0	$(16.1)
Adjustments to reconcile Net Income (Loss) to Net Cash used in Operating Activities:
Depreciation and Amortization	1.4	4.8	5.7
Equity in Losses from Unconsolidated Joint Venture	—	—	0.4
Pension Plan Contributions	—	(5.9)	(5.1)
Pension Plan Expense	0.6	3.7	5.8
Provision for Deferred Income Taxes, net	0.1	0.3	0.5
Other Non-cash Charges	—	1.9	0.3
Changes in Operating Assets and Liabilities:
Accounts Receivable Trade - net	(10.9)	(1.2)	(31.6)
Inventories	10.8	(39.5)	(35.0)
Prepaid Expenses and Other Current Assets	(3.2)	(5.5)	(5.7)
Other Noncurrent Assets	0.3	(2.6)	0.1
Accounts Payable	(9.8)	8.2	9.9
Income Taxes Payable	—	(1.4)	—
Other	7.9	(8.1)	3.8

Net Cash used in Operating Activities	(8.6)	(36.3)	(67.0)

Investing Activities
Option Cancellation Payments	(1.1)	—	—
Seller Related Expenses Paid by Remington	—	(4.7)	—
Transaction Cost related to the Acquisition	—	(5.1)	—
Purchase of Property, Plant and Equipment	(0.5)	(2.1)	(2.2)
Premiums paid for Company Owned Life Insurance	—	(0.2)	(0.3)
Cash Contribution to Unconsolidated Joint Venture	—	—	(0.2)

Net Cash used in Investing Activities	(1.6)	(12.1)	(2.7)

Financing Activities
Proceeds from Revolving Credit Facility	11.7	103.1	115.9
Payments on Revolving Credit Facility	(20.6)	(37.3)	(37.3)
Cash Withheld from Sellers Provided by AHA	—	4.7
Cash Contributions from AHA	6.1	—	—
Debt Issuance Costs	—	(5.2)	(0.8)
Amount Paid to Holding for Acquisition	—	(3.8)	—
Principal Payments on Long-Term Debt	—	(0.1)	(0.1)
Change in Book Overdraft	4.6	(4.5)	(8.1)

Net Cash provided by Financing Activities	1.8	56.9	69.6

Change in Cash and Cash Equivalents	(8.4)	8.5	(0.1)
Cash and Cash Equivalents at Beginning of Period	9.0	0.5	0.5

Cash and Cash Equivalents at End of Period	$0.6	$9.0	$0.4

Supplemental Cash Flow Information
Cash Paid for:
Interest	$0.4	$11.8	$13.1
Income Taxes	$—	$0.1	$—
Previously accrued Capital Expenditures	$—	$0.6	$1.1
Noncash Investing and Financing Activities:
Financing of insurance policies	$1.8	$1.9	$2.4
Acquisition of Parent Company by AHA	$118.1	$—	$—
Debt Issuance Costs Capitalized	$—	$—	$0.1
Conversion of Parent Company Stock Liability to Equity	$—	$0.1	$—

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statement of Stockholder’s Equity (Deficit) and Comprehensive Income
(Dollars in Millions)
(Unaudited)

	Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder’s Equity (Deficit)

Predecessor
Balance, December 31, 2006	$89.3	$(3.2)	$(96.3)	$(10.2)

Comprehensive Income:
Net Income	—	—	9.0	9.0
Other comprehensive income:
Minimum Pension Liability	—	3.0	—	3.0
Net derivative gains, net of tax effect of $2.3	—	3.6	—	3.6
Net derivative gains reclassified as earnings, net of tax effect of ($2.3)	—	(3.8)	—	(3.8)

Total Comprehensive Income				11.8

Non Cash Contribution from Holding	1.7	—	—	1.7
Amount Paid to Holding for Acquisition Costs	—	—	(3.8)	(3.8)
Cumulative Effect of Change in Accounting Principle	—	—	0.2	0.2

Balance, May 31, 2007	$91.0	$(0.4)	$(90.9)	$(0.3)

Successor
Acquisition of Parent Company by AHA	124.2	—	—	124.2
Comprehensive Income:
Net Loss	—	—	(5.8)	(5.8)
Other comprehensive income:
Net derivative gains, net of tax effect of $1.1	—	1.7	—	1.7
Net derivative gains reclassified as earnings, net of tax effect of ($0.0)	—	—	—	—

Total Comprehensive Loss				(4.1)

Balance, June 30, 2007	$124.2	$1.7	$(5.8)	$120.1

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollors in Millions, Except Per Share Amounts)—Unaudited

Note 1 - Basis of Presentation

          On May 31, 2007, 100% of the shares of RACI Holding, Inc. (“Holding”), the sole stockholder of Remington Arms Company, Inc. (“Remington”), were purchased by American Heritage Arms, LLC (“AHA”), an affiliate of Cerberus Capital Management, L.P. (CCM, and along with CCM’s affiliates other than operating portfolio companies, collectively “Cerberus”).

          The accompanying unaudited interim consolidated financial statements of Remington include the accounts of its wholly owned subsidiaries, RA Brands, L.L.C. (“RA Brands”), RA Factors, Inc. (“RA Factors”) (which was merged with and into Remington as of December 31, 2006) and Remington Steam, LLC (“Remington Steam”), (collectively with Remington, the “Company”), and also reflect the impact of the Company’s unconsolidated 50% joint venture interest in Remington ELSAG Law Enforcement Systems, LLC (“RELES”). All significant intercompany accounts and transactions have been eliminated. The accounts of Holding, and those of AHA, the 100% owner of Holding, are not presented herein. Significant transactions between the Company, Holding and AHA and the related balances are reflected in the unaudited interim consolidated financial statements and related disclosures.

          Although Remington continued as the same legal entity after May 31, 2007, the accompanying condensed consolidated statement of operations, cash flows and shareholder’s equity are presented for two periods: predecessor and successor, which relate to the period preceding May 31, 2007 and the period succeeding May 31, 2007, respectively. The Company refers to the operations of Remington and its subsidiaries for both the predecessor and successor periods.

          The accompanying unaudited interim consolidated financial statements of Remington have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation of the unaudited interim consolidated financial statements have been included. Operating results for the one month ended June 30, 2007 (“successor”) and the two and five months ended May 31, 2007 (“predecessor”) are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. The year-end balance sheet information for 2006 was derived from the audited consolidated financial statements for the year ended December 31, 2006, but does not include all disclosures required by generally accepted accounting principles.

          These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Remington and subsidiaries as of and for the year ended December 31, 2006, and any Current Reports on Form 8-K filed subsequent to December 31, 2006.

          In accordance with the guidelines set forth in SAB Topic 5J “Miscellaneous Accounting, Pushdown Basis of Accounting Required in Certain Limited Circumstances”, the purchase price paid by AHA plus related purchase accounting adjustments have been “pushed-down” and recorded in our financial statements for the period subsequent to May 31, 2007. This has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the “successor” period beginning June 1, 2007. Information for all “predecessor” periods prior to the Acquisition are presented using our historical basis of accounting. As a result of the application of purchase accounting, the periods are not comparable.

          The Acquisition and the allocation of the purchase price to the opening balance sheet accounts of the successor have been recorded as of the beginning of the first day of our new accounting period (June 1, 2007). The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting.

          Valuations being prepared with the assistance from a third party valuation firm (for inventory, property, plant and equipment and intangibles) are still being finalized and may change from preliminary estimates. The summary of the estimated fair values of the assets acquired and liabilities assumed as of May 31, 2007 is presented in Note 2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollors in Millions, Except Per Share Amounts)—Unaudited

Note 2 – The Acquisition

          The shares of Holding, the sole stockholder of Remington, were purchased by AHA on May 31, 2007 (the “Closing Date”), pursuant to the stock purchase agreement dated as of April 4, 2007 (the “Stock Purchase Agreement”), between Holding, its stockholders and deferred stockholders (including the ownership interests represented by Bruckmann, Rosser, Sherrill & Co. II, L.P. (the “BRS Fund”) and the Clayton & Dubilier Private Equity Fund IV Limited Partnership (the “CDR Fund”)), as well as the Holding stock option holders (the “Acquisition”).

          On the Closing Date of the Acquisition, pursuant to the terms of the Stock Purchase Agreement, AHA acquired all of the capital stock of Holding, consisting of 205,208 shares of issued and outstanding Class A common stock, par value $0.01 per share (the “Common Stock”) and 5,851 deferred shares of Common Stock (which were converted into shares of Common Stock on the Closing Date), at a value of $330.47 per share less related selling expenses, taxes and amounts placed in escrow. In addition, among other things, on the Closing Date outstanding options to purchase 10,635 shares of Holding Common Stock (the “Stock Options”), which constitutes all of the outstanding Stock Options, immediately vested subject to the applicable change in control provisions in Holding’s 1999 Stock Incentive Plan and 2003 Stock Option Plan. Holding made option cancellation payments representing the purchase price of $330.47 per share less the strike price of $220.31 with respect to each Stock Option less related selling expenses, amounts placed in escrow and related withholding taxes. AHA provided Holding with funds sufficient to make these option cancellation payments. On the Closing Date, AHA also provided Holding with approximately $48.2 to pay and satisfy in full as of the Closing Date the full outstanding amount of principal and interest of Senior Note A due 2011 and Senior Note B due 2012 issued by Holding and held by the CDR Fund (the “Holding Notes”).

The Acquisition was financed with $125.0 of funds contributed to AHA by its members and approximately $14.1 of borrowings from Remington’s Revolving Credit Facility. In accordance with the terms of the Stock Purchase Agreement, the following is a summary of transactions between entities and sellers AHA, Holding and Remington disbursed funds as follows:

•	AHA paid sellers $59.0, net of $10.7 of costs incurred by the sellers, certain seller withholding taxes, and amounts to be placed in escrow
•	AHA provided the escrow agent $5.0 representing amounts withheld from the sellers gross sales price
•	AHA paid $0.7 of seller incurred legal fees with amounts withheld from the sellers gross sales price
•	AHA provided $48.2 to Holding for the payment of the Holding Notes and $0.7 for certain tax withholdings due from sellers
•	AHA provided Remington with $5.1 for payment of management bonus and cancellation of options, net of seller related expenses
•	Holding paid $48.2 to satisfy in full the Holding Notes
•	Holding paid $3.7 of certain Acquisition related costs with funds provided from Remington and provided Remington with $0.7 associated with tax withholdings from the sellers
•	Remington provided Holding with $3.8 from its Revolving Credit Facility to pay for certain buyer related Acquisition costs described above
•	Remington paid $10.3 from its Revolving Credit Facility in connection with obtaining waivers, amendments and consents to the Revolving Credit Facility and $200.0 10.5% Senior Notes due 2011
•	Remington paid $0.7 for cancellation of options and $1.1 of withholding taxes from amounts withheld from sellers and option holders.
•	Remington paid $4.0 management bonuses and related withholding taxes from amounts that were withheld from the sellers and from funds provided from AHA.

In addition, subsequent to May 31, 2007, AHA provided approximately $6.0 as additional capital contributions. These amounts were used to pay down the $3.8 that Remington provided Holding for transaction related costs and a portion of the outstanding credit facility balance at the time.

          Prior to the Acquisition, the BRS Fund and CDR Fund controlled through proxy or otherwise approximately 90% of the voting rights of the outstanding Common Stock of Holding on a fully-diluted basis. Holding, in turn, owned and controlled 100% of the 1,000 shares of authorized, issued and outstanding common stock, par value $0.01 per share, of Remington. Accordingly, prior to the Acquisition the BRS Fund and the CDR Fund exercised significant influence and control over Remington and its business and operations. Following the Acquisition, AHA now controls 100% of the capital stock of Holding.

           The preliminary value of the Acquisition as of May 31, 2007, is estimated to be $416.6, based on a preliminary draft of a third party valuation, which includes the assumption of all of Remington’s approximately $85.2 of funded indebtedness related to the Amended and Restated Credit Agreement, dated March 15, 2006, by and among Remington, Wachovia Bank, National Association (“Wachovia”), RA Factors, Inc., and the lenders from time to time parties thereto (the “Amended and Restated Credit Agreement”), the $200.0 principal amount ($203.8 estimated fair value at May 31, 2007) of Remington’s 10½% Senior Notes due 2011 (the “Notes”) and approximately $3.4 of certain other indebtedness at the Closing Date. The payment for the Common Stock and converted deferred shares of Common Stock, the Stock Option cancellation payment and repayment of the Holding Notes was funded by AHA’s available cash. In addition, Remington obtained all necessary waivers, amendments and consents so that Remington’s Credit Agreement and the indebtedness evidenced by the Notes remained outstanding and not in default.

          The Acquisition was accounted for as a business combination using the purchase method of accounting, in accordance with FASB Statement No. 141 "Business Combinations", whereby the purchase price (including assumed liabilities) is allocated and pushed down to the assets acquired based on their estimated fair market values at the date of the Acquisition. An independent third party appraiser was engaged to assist management and perform valuations of certain of the tangible and intangible assets acquired as of May 31, 2007. The excess of the purchase price over the fair value of the Company’s net assets was allocated to goodwill.

           The preliminary allocation of the purchase price is based upon preliminary valuation data and our estimates, assumptions and allocation to segments are subject to change. For instance, the inventory fair value adjustment may require the adjustment of certain inventory reserves and/or the selling costs used to reduce the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

inventory selling price is still being evaluated. As property, plant and equipment valuations are not final, values have not yet been pushed down to the detail level, so depreciation expense is an estimate that could change. Adjustments to property, plant and equipment could also cause depreciation to change. As the intangibles valuations are not final, amortization of definite lived intangibles could change. Also, valuations determining the fair value of liabilities and completeness of liabilities including potential liabilities associated with improvement initiatives have not yet been finalized and may change. Any individual item or combination of the items could also impact values applied to deferred income taxes and segment allocations. Goodwill would change if any of the other valuations of any asset or liabilities changes.

          Following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of May 31, 2007 based on preliminary valuations:

May 31, 2007

Inventory	$180.9
Other Current Assets	136.4
Property, Plant and Equipment	104.2
Goodwill	67.0
Identifiable Intangible Assets	73.9
Other Long-Term Assets	22.1

Total Assets Acquired	$584.5

Current Liabilities	$91.6
Revolving Credit Facility	85.2
10 ½% Senior Notes Due 2011	203.8
Pension	40.9
Other Non-Current Liabilities	38.8

Total Liabilities Assumed	460.3

Estimated Acquisition Cost	$124.2

          For income tax purposes, since the Acquisition was a purchase of stock, the respective tax basis of the assets and liabilities were not changed. The identifiable intangibles and goodwill are not deductible for tax purposes.

          The estimated amortizable lives for identifiable intangible assets are two to 18 years and the estimated useful lives for property, plant and equipment ranges from less than one year to 33 years. Note 8 identifies the preliminary lives of identifiable intangible assets.

          Pro Forma Financial Information

          The following unaudited pro forma results of operations assume that the Acquisition occurred at the beginning of the respective periods, adjusted for the impact of certain Acquisition-related items, such as additional depreciation expense of property, plant and equipment; additional amortization expense of identified intangible assets; additional interest expense on acquisition debt, net of bond premium amortization; reduced pension expense; recognition of write-up in cost of sales as inventory is sold and the related income tax effects. Income taxes are provided at the estimated statutory rate. This unaudited pro forma information should not be relied upon as necessarily being indicative of historical results that would have been obtained if the Acquisition had actually occurred on that date, nor the results that may be obtained in the future.

Pro Forma Financial Results	For the Three Months Ended		For the Six Months Ended

	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Net Sales	$109.8	$91.1	$212.1	$187.6
Net Income (Loss)	(5.9)	(8.8)	(13.9)	(16.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

          Acquisition related costs

          During the predecessor period from January 1, 2007 to May 31, 2007, the Company expensed $1.1 of costs related to the Acquisition. These costs, which are included in “Selling, General & Administrative Expenses”, consist of accounting, legal, insurance and other costs associated with the Acquisition. A compensation charge of approximately $1.5 related to the accelerated vesting and buyout of stock options and a mark-to-market charge of $0.2 related to redeemable deferred shares was also recorded.

Note 3 - Inventories

          Inventories consisted of the following at:

		(Unaudited)

	Successor	Predecessor

	June 30, 2007	December 31, 2006	June 30, 2006

Raw Materials	$ 24.6	$24.1	$24.5
Semi-Finished Products	31.9	23.5	23.1
Finished Products	113.6	63.2	86.7

Total	$ 170.1	$110.8	$134.3

          The Acquisition resulted in a new basis for the value of the Company’s inventory, which currently is estimated to be approximately $30.0 over its previous net book value. Accordingly, inventory was adjusted to its estimated fair value as of May 31, 2007.

          The inventories are stated at the lower of cost or market. The cost of inventories is determined by the first-in, first-out (“FIFO”) method. Inventory costs associated with Semi-Finished Products and Finished Products include material, labor, and overhead while costs associated with Raw Materials include primarily material. The Company provides inventory allowances based on excess and obsolete inventories.

Note 4 – Other Accrued Liabilities

          Other Accrued Liabilities consisted of the following at:

		(Unaudited)

	Successor	Predecessor

	June 30, 2007	December 31, 2006	June 30, 2006

Marketing	$5.9	$9.2	$5.0
Healthcare	5.5	6.1	6.4
Retiree Benefits (current portion)	17.0	18.6	10.2
Workers Compensation	4.7	4.5	4.0
Accrued Interest	1.9	1.8	1.8
Other	14.4	12.1	11.0

Total	$49.4	$52.3	$38.4

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

			(Unaudited)

	Successor	Predecessor

	June 1- June 30, 2007	January 1- May 31, 2007	Year ended December 31, 2006	Year-to-date June 30, 2006

Beginning warranty accrual	$0.7	$0.8	$0.8	$0.8
Current period accruals	0.1	1.0	2.7	1.4
Current period charges	(0.1)	(1.1)	(2.7)	(1.4)

Ending warranty accrual	$0.7	$0.7	$0.8	$0.8

Note 6 – Income Taxes

          We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in our liability for unrecognized tax benefits. At January 1, 2007 (the adoption date), we had $1.3 of unrecognized tax benefits, of which $0.2 would impact our effective tax rate if recognized. There have been no material changes in the amounts of our unrecognized tax benefits or interest and penalties related to uncertain tax positions since we adopted FIN 48.

          We recognize interest and penalties related to uncertain tax positions in income tax expense. The gross amount of interest and penalties accrued as of January 1, 2007 was $0.5 related to uncertain tax positions.

          The tax years 2003-2006 remain open to examination by the major tax jurisdictions to which we are subject.

          We recorded an income tax benefit of $0.1 for the period June 1, 2007 through June 30, 2007 and income tax expense of $0.9 for the period April 1, 2007 through May 31, 2007. Income tax expense of $0.3 was incurred for the period April 1, 2006 through June 30, 2006.

          A deferred tax liability or asset is recognized in accordance with the requirements of SFAS 109 for differences between the assigned values and the tax bases of the assets and liabilities recognized in a purchase business combination. A valuation allowance is recorded if it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences.

          The allocation of the purchase price resulted in taxable temporary differences sufficient to offset deductible temporary differences, therefore management believes a valuation allowance is not required for the deferred tax assets associated with deductible temporary differences and operating loss and tax credit carryforwards. Prior to allocation of the purchase price, a valuation allowance of $22.9 was recorded against deferred tax assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

          Further revisions to the purchase price allocation, including the tax impact of our valuation adjustments and final assessment of the transaction costs, will be made as additional information becomes available.

          Because the Company files its income taxes in a consolidated tax return with Holding, the supplemental cash flow disclosure for cash taxes paid reflects the total impact of any cash taxes paid on behalf of Holding.

Note 7– Long-Term Debt

          Long-term Debt consisted of the following at:

		(Unaudited)

	Successor	Predecessor

	June 30, 2007	December 31, 2006	June 30, 2006

Revolving Credit Facility	$76.3	$19.4	$98.0
10.5% Senior Notes due 2011	203.7	200.0	200.0
Capital Lease Obligations	0.9	1.1	1.3
Due to RACI Holding, Inc.	0.9	0.9	0.9

Subtotal	281.8	221.4	300.2
Less: Current Portion	0.6	0.4	0.4

Total	$281.2	$221.0	$299.8

          The Acquisition resulted in a new basis of the value of the Company’s 10 ½ % Notes due 2011 (“Notes”). Accordingly, the Notes were adjusted to their estimated fair value of $203.8 as of May 31, 2007 estimates. The premium associated with the adjustment will be amortized into interest expense over the remaining term of the debt. In addition, approximately $5.2 of existing debt acquisition costs were eliminated in purchase accounting as a result of the Acquisition. Debt acquisition costs associated with obtaining waivers, consents and amendments in the amount of $4.2 related to the Notes and $1.0 related to the revolver have been capitalized.

          On March 15, 2006, the Company entered into the Amended and Restated Credit Agreement, which replaced the credit agreement, dated as of January 24, 2003, as amended through October 14, 2005, among Remington, RA Factors, Inc., Wachovia, as Agent, and the lenders from time to time party thereto (the “2003 Credit Agreement”). Existing fees of approximately $1.4 that were previously capitalized as debt issuance costs were written off as part of the $5.2 of debt issuance costs written off related to the Acquisition as discussed above.

          The Company’s Amended and Restated Credit Agreement provides up to $140.0 of borrowings under an asset-based senior secured revolving credit facility through June 30, 2010. Amounts available under the Amended and Restated Credit Agreement are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable and eligible inventory in addition to the minimum availability requirement described below. The Amended and Restated Credit Agreement also includes a letter of credit sub-facility of up to $15.0, under which the Company has aggregate outstanding letters of credit of $4.4 as of June 30, 2007.

Waivers/Amendments to Amended and Restated Credit Agreement

          As of May 31, 2007, Remington entered into the First Amendment to the Amended and Restated Credit Agreement by and among Remington, Wachovia, and the lenders from time to time parties thereto (the “Amendment”), which amended the Amended and Restated Credit Agreement, by and among the same parties and RA Factors, Inc., which was merged with and into Remington as of December 31, 2006 and is thus not a separate and distinct party to the Amendment. The Amendment memorializes the consent of Wachovia and the lenders to the Acquisition (and waiver of any event of default in connection with the Acquisition) and modifies certain terms and conditions of the Credit Agreement. Capitalized terms used and not defined herein have the meanings set forth in the Credit Agreement and the Amendment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

         Pursuant to the Amendment, the parties thereto have:

(1)

Amended the definition of Applicable Margin so that the interest margin applicable to loans under the Credit Agreement, as amended, is based on Average Excess Availability, which is defined in the Amendment as the amount obtained by adding the aggregate Excess Availability at the end of each day during the period in question and dividing such sum by the number of days in such period;

(2)	Amended the definition of Minimum Availability Condition to be fixed at $20.0;

(3)	Amended the definition of Change of Control so that it relates to AHA rather than the CDR Fund and BRS Fund;

(4)	Increased the maximum amount of Settlement Loans that may be obtained from Wachovia under the Credit Agreement, as amended, from $5.0 to $10.0;

(5)	Amended the types of permitted transactions between Remington and Affiliates to include certain transactions between Remington and AHA and AHA’s Affiliates;

(6)

Amended the types of Restricted Payments that may be made by Remington so that Remington could, among other things, make a Distribution to Holding to pay certain expenses in connection with the Acquisition and repay the total outstanding amount of the Holding Notes;

(7)	Eliminated the minimum consolidated EBITDA requirement during the Availability Test Period; and

(8)	Amended the Availability Test Period so that the termination coincides with the Commitment Termination Date.

          The interest rate margin for the ABR and the Euro-Dollar loans at June 30, 2007 is (0.50%) and 1.00%, respectively. The weighted average interest rate under the Company’s outstanding credit facility was 7.41% and 7.44%for the year-to-date periods ended June 30, 2007 and 2006, respectively.

          As of June 30, 2007 approximately $38.3 in additional borrowings beyond the $20.0 minimum availability requirements were available as determined pursuant to the Amended and Restated Credit Agreement.

          The Notes became redeemable at the option of the Company, in whole or in part, any time on or after February 1, 2007. The redemption price ranges from 105.3% of the principal amount in 2007 to 100% in the year 2009 and thereafter. The Notes are unsecured senior obligations of the Company that are contractually pari passu with all existing and future senior indebtedness, if any, of the Company, but are effectively subordinate to secured indebtedness, including its indebtedness under the Amended and Restated Credit Agreement to the extent of the assets securing such indebtedness.

          The indenture for the Notes, dated as of January 24, 2003, among the Company, U.S. Bank National Association, as trustee, and RA Brands, as guarantor, (the “Indenture”) and the Amended and Restated Credit Agreement, as amended by the Amendment, contain various restrictions on the Company’s ability to incur debt, pay dividends and enter into certain other transactions. In addition, the Indenture permits repurchases of the Notes on the open market, subject to a $20.0 limitation contained in the Amended and Restated Credit Agreement.

Amendments to Indenture

          On May 17, 2007, Remington, as issuer, RA Brands, as guarantor, and U.S. Bank National Association, as trustee, entered into a supplemental indenture (the “Supplemental Indenture”) that became effective on the Closing Date and amended the existing Indenture. The Supplemental Indenture gives effect to the amendments described in the Consent Solicitation Statement, dated May 1, 2007, as supplemented by the Supplement, dated May 16, 2007, pursuant to which Remington conducted its consent solicitation with respect to the Notes to amend certain provisions of the Indenture.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

          The Supplemental Indenture amended the Indenture in the following ways:

(i)

The term “Permitted Holder,” for the purpose of determining whether a “Change of Control” has occurred under the Indenture, now includes Cerberus-related persons rather than persons related to former equity owners of Holding, and as a result, the Acquisition (and certain other transactions, so long as any Permitted Holder retains voting control (subject to certain exceptions) of Remington and the specified composition of the board of directors of Remington is maintained, each as described in the definition of Change of Control in the Indenture, as amended by the Supplemental Indenture) does not constitute a Change of Control under the Indenture and the holders of the Notes have no put right as a result of the Acquisition (or such other transactions);

(ii)

Cerberus replaced the former “Sponsors” under the Indenture and thus Remington is permitted to make the payments to Cerberus and its affiliates that it was permitted to make to the former Sponsors and their affiliates under the Indenture, with the exception of the annual management fee, which was permitted pursuant to certain pre-existing consulting agreements with the former Sponsors;

(iii)	The carve-outs relating to Permitted Holders in sub-section (ii) of the definition of the term “Change of Control” were deleted; and

(iv)	The term “Transaction” and related references, including a related restricted payment exception, was eliminated from the Indenture.

Note 8 – Intangible Assets

          The carrying amount of goodwill and identifiable intangible assets attributable to each reporting segment is outlined in the following tables. Prior to the Acquisition, the Company’s only identifiable intangible assets were trademarks that were not subject to amortization.

		(Unaudited)

	Successor	Predecessor

Goodwill	June 30, 2007	December 31, 2006	June 30, 2006

Firearms	$35.1	$12.8	$12.8
Ammunition	17.1	5.2	5.2
All Other	14.8	—	—

Total	$67.0	$18.0	$18.0

		(Unaudited)

	Successor	Predecessor

Identifiable Intangible Assets	June 30, 2007	December 31, 2006	June 30, 2006

Firearms	$47.6	$20.4	$20.4
Ammunition	10.5	19.4	19.4
All Other	15.8	1.3	1.3
Less: Accumulated Amortization	(0.2)	—	—

Total	$73.7	$41.1	$41.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

          As part of the application of purchase accounting, the Company recorded an initial estimate associated with goodwill and identifiable intangible assets to each reporting segment of $67.0 and $73.9, respectively. The following table is a summary of the initial preliminary estimate:

	Balance	Amortization Period

Goodwill	$67.0	Indefinite

Identifiable Intangible Assets
Tradenames and Trademarks	$39.4	Indefinite
Customer Relationships	26.4	18 Years
License Agreements	8.4	7 Years
Internally Developed Software	0.1	2 Years
Leasehold Interest	(0.4)	3.5 Years

Total Identifiable Intangible Assets	$73.9

Note 9 – Retiree Benefits

          Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for detailed descriptions and disclosures about the various benefit plans offered by Remington.

          The Acquisition resulted in a new basis for the value of the Company’s sponsored defined benefit pension plan (the “Plan”) and a supplemental defined benefit pension plan (the “SERP”). Accordingly, the Company recorded $9.0 and $0.2 for the Plan and the SERP, respectively, to increase the Company’s estimated liability to equal the estimated difference between the fair value of plan assets and the estimated projected benefit obligation in connection with using the purchase price allocation. This resulted in increasing the liability by $9.2. The Company has utilized the actuarial pension assumptions from December 31, 2006, including a discount rate of 6.0. These results are subject to change as they are based on preliminary data.

          In connection with the Acquisition, the obligations and assets related to our pension plans were valued at fair value as of the date of Acquisition, using a discount rate of 6.0%, as follows:

Benefit Obligations at Fair Value	$182.2
Assets held by defined benefit pension plan, at fair value	148.6

Excess of benefit obligations over assets	33.6
Less previously recorded benefit plan obligations recorded by predecessor	(24.4)

Adjustment to benefit plan obligation	$9.2

Anticipated Contributions

          Remington previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute approximately $16.5 to plan assets related to its funded defined benefit pension plan during 2007. Our latest actuarial estimate on July 31, 2007 increased the expected contribution to $16.8 to plan assets during 2007. As of July 31, 2007, $8.6 of contributions have been made. Remington presently anticipates contributing an additional amount of approximately $8.2 to fund its required contributions for this plan during the remainder of 2007.

          The following table summarizes the components of net periodic pension cost for the Company’s defined benefit pension plans for the periods ended:

	(Unaudited)

	Successor	Predecessor		Successor	Predecessor

	2007	2007	2006	2007	2007	2006

	June 1 – June 30	April 1 – May 31	April 1 – June 30	June 1 – June 30	January 1 – May 31	January 1 – June 30

Service Cost	$0.4	$0.8	$1.3	$0.4	$2.0	$2.6
Interest Cost	0.9	1.8	2.5	0.9	4.5	5.0
Expected Return on Assets	(0.9)	(1.8)	(2.4)	(0.9)	(4.5)	(4.8)
Amortization of Prior Service Cost	(0.0)	(0.0)	(0.2)	(0.0)	(0.0)	(0.5)
Recognized Net Actuarial Loss	0.3	0.7	1.9	0.3	1.8	3.8

Net Periodic Pension Cost	$0.7	$1.5	$3.1	$0.7	$3.8	$6.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

          The following table summarizes the components of net periodic postretirement cost for the Company’s postretirement plan for the periods ended:

	(Unaudited)

	Successor	Predecessor		Successor	Predecessor

	2007	2007	2006	2007	2007	2006

	June 1 – June 30	April 1 – May 31	April 1 – June 30	June 1 – June 30	January 1 – May 31	January 1 – June 30

Service Cost	$—	$(0.2)	$0.1	$—	$—	$0.3
Interest Cost	—	(0.3)	0.4	—	(0.1)	0.7
Net Amortization and Deferral	—	(0.1)	0.1	—	—	0.1

Net Periodic Benefit Cost	$—	$(0.6)	$0.6	$—	$(0.1)	$1.1

          For the successor period, amounts for each component are less than $0.1.

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

          Since inception and through June 30, 2007, the Company has made a total of $1.5 (no contributions have been made during 2007) in cumulative cash contributions to RELES and accordingly the Company has no more contractual commitments to fund RELES.

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

          The operating agreement of the joint venture provided a provision for Elsag, Inc. to acquire Remington’s interest in the joint venture upon a change in control. As a result of the Acquisition, Elsag, Inc. has elected to pursue this option. On July 31, 2007, the Company entered into a non-binding letter of intent to sell the Company’s 50% interest in RELES pending the negotiation and subject to the terms and conditions of a definitive purchase agreement. Closing is expected to take place on or before September 28, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

          In addition, the Acquisition resulted in a new basis of the value of the Company’s interest in the joint venture. Accordingly, Remington’s investment in the unconsolidated joint venture was adjusted to a preliminary estimated fair value as of May 31, 2007 of $2.8 based on a letter of intent less estimated selling costs.

          The following summarizes the Company’s investment account balance associated with RELES at:

	Successor	Predecessor

Account	June 1-June 30, 2007	January 1- May 31, 2007	December 31, 2006	June 30, 2006

Investment in Unconsolidated Joint Venture	$2.8	$—	$—	$—
Equity in Losses from Unconsolidated Joint Venture	—	—	0.4	0.4

Note 11 – Stock Incentive and Option Plans

          As a result of the change in control as described in Note 2, the Company incurred $1.5 of compensation cost related to the remainder of the unvested Stock Options held by employees of Remington recorded in other income for the period ended May 31, 2007. On the Closing Date, all of the outstanding Stock Options immediately vested subject to the applicable change in control provisions in Holding’s 1999 Stock Incentive Plan and 2003 Stock Option Plan. Holding made option cancellation payments in the aggregate of approximately $0.7 on the Closing Date, which represents the purchase price of $330.47 per share less the strike price of $220.31 with respect to each Stock Option less related expenses, amounts placed in escrow and related taxes. AHA provided the funds sufficient to make these option cancellation payments.

Note 12 - Commitments and Contingencies

          The Company has various purchase commitments for services incidental to the ordinary conduct of business, including, among other things, a services contract with its third-party warehouse provider. We believe such commitments are not at prices in excess of current market prices. The Company has purchase contracts with certain raw materials suppliers, for periods ranging up to approximately six years, some of which contain firm commitments to purchase minimum specified quantities. However, such contracts had no significant impact on the Company’s financial condition, results of operations, or cash flows during the reported periods presented herein.

          The Company is subject to various lawsuits and claims with respect to product liabilities, governmental regulations and other matters arising in the normal course of business. Pursuant to an asset purchase agreement (the “Purchase Agreement”), on December 1, 1993, the Company acquired certain assets and assumed certain liabilities (the “Asset Purchase”) of the sporting goods business formerly operated by E. I. du Pont de Nemours and Company (“DuPont”) and one of DuPont’s subsidiaries (together with DuPont, the “1993 Sellers”). Under the Purchase Agreement, the Company generally bears financial responsibility for all product liability cases and claims relating to occurrences after the closing of the Asset Purchase, except for certain costs relating to certain shotguns, for all cases and claims relating to discontinued products and for limited other costs. Because the Company’s assumption of financial responsibility for certain product liability cases and claims involving pre-Asset Purchase occurrences was limited to a fixed amount that has now been fully paid, and with the 1993 Sellers retaining liability in excess of that amount and indemnifying the Company in respect of such liabilities, as well as the passage of time, the Company believes that product liability cases and claims involving occurrences arising prior to the Asset Purchase are not likely to have a material adverse effect upon the financial condition, results of operations or cash flows of the Company. Moreover, although it is difficult to forecast the outcome of litigation, the Company does not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Asset Purchase, the Company’s accruals for the uninsured costs of such cases and claims and the 1993 Sellers’ agreement to be responsible for a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

portion of certain post-Asset Purchase shotgun-related product liability costs, as well as the type of firearms products made by the Company) that the outcome of all pending post-Asset Purchase product liability cases and claims will be likely to have a material adverse effect upon the financial condition, results of operations, or cash flows of the Company. Nonetheless, in part because the nature and extent of manufacturer liability based on the manufacture and/or sale of allegedly defective products (particularly as to firearms and ammunition) is uncertain, there can be no assurance that the Company’s resources will be adequate to cover pending and future product liability occurrences, cases or claims, in the aggregate, or that such a material adverse effect upon the Company’s financial condition, results of operations or cash flows will not result therefrom. Because of the nature of its products, the Company anticipates that it will continue to be involved in product liability litigation in the future.

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

Note 13 – Accounting for Derivatives and Hedging Activities

          The Company purchases copper, lead, and zinc options contracts to hedge against price fluctuations of anticipated commodity purchases. The options contracts limit the unfavorable effect that cost increases will have on these metal purchases.

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

Predecessor

          The option contracts designated as cash flow hedges that had settled prior to May 31, 2007 and the associated realized gain was deferred and was to be recognized in cost of sales as the inventory was sold. In connection with accounting for the Acquisition, the deferred gain of $1.2 was considered as part of the preliminary purchase price allocation.

          At May 31, 2007 the fair value of the Company’s outstanding option contracts designated as cash flow hedges relating to firm commitments and anticipated consumption (aggregate notional amount of 30.2 million pounds of copper, lead and zinc) was $9.6, fixing the cost on a like amount of pounds purchased. At May 31, 2007, the Company assessed the hedge effectiveness and determined that there will be no future commodity purchases by the predecessor company (for financial reporting purposes), therefore the Company has concluded that the unsettled option contracts did not meet the requirements for cash flow hedge accounting. This resulted in a gain of $4.9 being recorded May 31, 2007 for the unsettled contracts which was recorded in other income (loss). The successor assumed the outstanding contracts as part of the Acquisition.

Successor

          At June 30, 2007, the fair value of the Company’s outstanding option contracts designated as cash flow hedges relating to firm commitments and anticipated consumption (aggregate notional amount of 27.0 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

pounds of copper, lead and zinc) up to twelve months from such date was $11.8 as determined with the assistance of a third party. At June 30, 2006, the fair value of the Company’s outstanding derivatives contracts relating to firm commitments and anticipated consumption (aggregate notional amount of 52.2 million pounds of copper and lead) up to twenty-one months from such date was $11.5 as determined with the assistance of a third party. The volatility of pricing the Company has experienced to date has affected our results of operations. The Company believes that further significant changes in commodity pricing could have a future material impact on the consolidated financial position, results of operations and cash flows of the Company.

          During the five month period ended May 31, 2007, a net gain of $3.8 on derivative instruments was reclassified to earnings from accumulated other comprehensive income ($1.8 for the six month period ended June 30, 2006 was reclassified to cost of sales from accumulated other comprehensive income). In addition, a gain of $4.9 was recognized in other income during May 2007 as a result of the Company’s assessment of hedge effectiveness as of May 31, 2007 described above. During the one month ended June 30, 2007, a net gain of $1.7 was recorded to accumulated other comprehensive income and to prepaid expenses and other current assets ($6.0 for the six month period ended June 30, 2006).

Note 14 - Segment Information

          The Company identifies its reportable segments in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). Based upon SFAS 131, the Company’s business is classified into two reportable segments: Firearms, which designs, manufactures and imports, and markets primarily sporting shotguns and rifles, and Ammunition, which designs, manufactures and markets sporting ammunition and ammunition reloading components. The remaining operating segments, which include accessories and other gun-related products, the manufacture and marketing of clay targets and powder metal products, licensed products, and surveillance technology products primarily for the government, law enforcement, and military markets, are combined into our All Other reporting segment. Other reconciling items include corporate, other assets not allocated to the individual segments and discontinued operations. The chief operating decision maker is the Company’s chief executive officer.

          Although the Company considers its financial results calculated in accordance with United States (U.S.) generally accepted accounting principles (“GAAP”), the Company primarily evaluates the performance of its segments and allocates resources to them based on the non-GAAP financial measure “Adjusted EBITDA.” Adjusted EBITDA differs from the term “EBITDA” as it is commonly used, and is substantially similar to the measure “Consolidated EBITDA” that is used in the Indenture. In addition to adjusting net income (loss) to exclude income taxes, interest expense, and depreciation and amortization, Adjusted EBITDA also adjusts net income (loss) by excluding items or expenses not typically excluded in the calculation of “EBITDA”, such as noncash items, gain or loss on asset sales or write-offs, extraordinary, unusual or nonrecurring items, including transaction expenses associated with the Acquisition and certain “special payments” to Remington employees who held options and deferred shares in respect of Holding common stock, consisting of amounts that are treated as compensation expense by Remington and are paid in connection with payments of dividends to holders of Holding common stock.

          In managing the Company’s business, the Company utilizes Adjusted EBITDA to evaluate performance of the Company’s business segments and allocate resources to those business segments. The Company believes that Adjusted EBITDA provides useful supplemental information to investors and enables investors to analyze the results of operations in the same way as management.

          Adjusted EBITDA is not a measure of performance defined in accordance with GAAP. However, management believes that Adjusted EBITDA is useful to investors in evaluating the Company’s performance because it is a commonly used financial analysis tool for measuring and comparing companies in the Company’s industry in areas of operating performance. Management believes that the disclosure of Adjusted EBITDA offers an additional view of the Company’s operations that, when coupled with the GAAP results and the reconciliation to GAAP results, provides a more complete understanding of the Company’s results of operations and the factors and trends affecting the Company’s business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

          Adjusted EBITDA should not be considered as an alternative to net income as an indicator of the Company’s performance or as an alternative to net cash provided by operating activities as a measure of liquidity. The primary material limitations associated with the use of Adjusted EBITDA as compared to GAAP results is (i) it may not be comparable to similarly titled measures used by other companies in the Company’s industry, and (ii) it excludes financial information that some may consider important in evaluating the Company’s performance. The Company compensates for these limitations by providing disclosure of the differences between Adjusted EBITDA and GAAP results, including providing a reconciliation of Adjusted EBITDA to GAAP results, to enable investors to perform their own analysis of the Company’s operating results.

          A reconciliation containing adjustments from GAAP results to Adjusted EBITDA is included in this Note 14.

Information on Segments:

	(Unaudited)			(Unaudited)

	Successor	Predecessor		Successor	Predecessor

	2007	2007	2006	2007	2007	2006

	June 1 – June 30	April 1- May 31	April 1- June 30	June 1 – June 30	January 1- May 31	January 1- June 30

Net Sales:

Firearms	$18.3	$30.2	$44.7	$18.3	$80.5	$96.4
Ammunition	24.2	31.8	42.7	24.2	78.9	83.5
All Other	2.6	2.7	3.7	2.6	7.6	7.7

Consolidated Net Sales	$45.1	$64.7	$91.1	$45.1	$167.0	$187.6

Adjusted EBITDA:
Firearms	$3.4	$4.5	$1.5	$3.4	$12.3	$6.3
Ammunition	1.0	3.4	2.0	1.0	10.5	1.0
All Other	0.4	0.1	0.6	0.4	0.6	1.5
Other Reconciling Items	(0.6)	0.1	(0.2)	(0.6)	(0.2)	(0.3)

Adjusted EBITDA	$4.2	$8.1	$3.9	$4.2	$23.2	$8.5

	(Unaudited)

	Successor	Predecessor

	June 30, 2007	December 31, 2006	June 30, 2006

Assets:
Firearms	$198.1	$151.0	$179.7
Ammunition	179.0	122.2	155.8
All Other	28.9	21.5	20.1
Other Reconciling Items	167.5	76.6	81.0

Consolidated Assets	$573.5	$371.3	$436.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

          The following table illustrates the calculation of Adjusted EBITDA, by reconciling Net Income (Loss) to Adjusted EBITDA:

	(Unaudited)			(Unaudited)

	Successor	Predecessor		Successor	Predecessor

	2007	2007	2006	2007	2007	2006

	June 1 – June 30	April 1- May 31	April 1- June 30	June 1 – June 30	January 1- May 31	January 1- June 30

Net Income (Loss)	$(5.8)	$4.2	$(8.8)	$(5.8)	$9.0	$(16.1)
Adjustments:
Depreciation Expense	1.2	1.7	2.5	1.2	4.2	4.9
Interest Expense (A)	2.3	4.5	7.4	2.3	10.9	14.2
Intangible Amortization	0.2	—		0.2
Other Noncash Charges (B)	(0.1)	1.1	1.8	(0.1)	1.7	3.4
Non-Recurring Items (C)	6.5	(4.3)	0.6	6.5	(3.9)	1.2
Equity in Losses From
Unconsolidated Joint Venture	—	—	0.1	—	—	0.4
Income Tax Expense	(0.1)	0.9	0.3	(0.1)	1.3	0.5

Adjusted EBITDA	$4.2	$8.1	$3.9	$4.2	$23.2	$8.5

(A)

Interest expense includes amortization expense of deferred financing costs of $0.1, offset by $0.1 of amortization for the one month period ended June 30, 2007 associated with the premium recorded on the Notes. Amortization expense of deferred financing costs included in the two and five month periods ended May 31, 2007 are $0.2 and $0.6, respectively. The quarter-to-date and year-to-date periods ended June 30, 2006 included amortization expense of deferred financing costs of $0.4 and $0.8, respectively.

(B)

Other non-cash charges included $0.1 gain on disposal of assets for the one month period ended June 30, 2007. For the two and five month periods ended May 31, 2007, other non-cash charges consisted of $1.4 and $1.5, respectively of other compensation expense associated with stock option expense recognized under SFAS 123R; $0.2 and $0.2, respectively, of mark to market expense associated with redeemable deferred shares of common stock; and ($0.5) and zero, respectively of accrual for retirement benefits. The quarter and year-to-date periods ended June 30, 2006 included $0.2 and $0.3, respectively, for loss on disposal of assets and $1.6 and $3.1, respectively, for retirement benefit accruals.

(C)

Nonrecurring items for the one month period ended June 30, 2007 included $0.7 of professional fees and expenses incurred by the Company’s Chief Restructuring Officer in connection with factory improvement initiatives and $6.5 related to the inventory write-up from the application of purchase accounting to inventory as of May 31, 2007 being recognized in cost of sales as the acquired inventory is sold at a higher basis. Nonrecurring items included in the two and five month periods ended May 31, 2007 are ($4.9) for both periods of gain associated with the unsettled metals hedging contracts from the predecessor company (See Note 13); ($0.2) and $0.1, respectively of professional fees related to the Acquisition; zero and $0.1, respectively, of professional fees associated with the Haskin settlement agreement; $0.1 for both periods of expense associated with certain employee benefits; and $0.7 for both periods of expense related to certain predecessor company insurance policies. The quarter and year-to-date period ended June 30, 2006 includes $0.5 and $1.1, respectively, associated with nonrecurring professional fees, and $0.1 and $0.1, respectively, associated with an exclusive distribution agreement.

Note 15 - Financial Position and Results of Operations of Remington Arms Company, Inc.

          The following condensed consolidating financial data provides information regarding the financial position and results of operations of Remington Arms Company, Inc. (Remington), including Remington’s 100% owned subsidiaries, RA Brands, RA Factors (which was merged with and into Remington as of December 31, 2006), and Remington Steam. This information complies with Rule 3-10 of Regulation S-X and does not contain the financial statement disclosures required for a complete set of financial statements as required by GAAP. Separate financial statements of Holding, Remington’s sole stockholder, and AHA, Holding’s sole stockholder, are not presented

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

because management has determined that they would not be material to holders of the Notes as neither Holding nor AHA are guarantors of the Notes. The Notes are fully and unconditionally guaranteed on a joint and several basis by all of Remington’s subsidiaries, except Remington Steam. Remington Steam is a discrete legal entity; it is disregarded as an entity separate from its owner and has no separate financial information. Holding and AHA do not have any significant independent operations or assets other than their interests in Remington.

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2007
(Unaudited)

Successor

	Remington and Remington Steam	Combined Guarantor Subsidiary	Eliminations	Remington and Subsidiary

ASSETS
Current Assets	$306.6	$1.0	$—	$307.6
Receivable from Remington, Net	—	78.2	78.2	—
Equity method investment in subsidiaries	108.8	—	108.8	—
Noncurrent Assets	218.2	47.7	—	265.9

Total Assets	$633.6	$126.9	$187.0	$573.5

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities	$90.1	$0.1	$—	$90.2
Payable to RACI Holding, Inc., Net	0.9	—	—	0.9
Payable to RA Brands, L.L.C., Net	78.2	—	78.2	—
Noncurrent Liabilities	344.3	18.0	—	362.3
Stockholder’s Equity	120.1	108.8	108.8	120.1

Total Liabilities and Stockholder’s Equity	$633.6	$126.9	$187.0	$573.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

REMINGTON ARMS COMPANY, INC.
CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2006
(Unaudited)

Predecessor

	Remington And Remington Steam	Combined Guarantor Subsidiaries	Eliminations	Remington and Subsidiaries

ASSETS
Current Assets	$224.3	$1.4	$—	$225.7
Receivable from Remington, Net	—	67.7	67.7	—
Equity method investment in subsidiaries	104.8	—	104.8	—
Noncurrent Assets	102.3	43.3	—	145.6

Total Assets	$431.4	$112.4	$172.5	$371.3

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities	$95.4	$0.1	$—	$95.5
Payable to RACI Holding, Inc., Net	0.9	—	—	0.9
Payable to RA Brands, L.L.C., Net	67.7	—	67.7	—
Noncurrent Liabilities	277.6	7.5	—	285.1
Stockholder’s Equity (Deficit)	(10.2)	104.8	104.8	(10.2)

Total Liabilities and Stockholder’s Equity	$431.4	$112.4	$172.5	$371.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2006
(Unaudited)

Predecessor

	Remington and Remington Steam	Combined Guarantor Subsidiaries	Eliminations	Remington and Subsidiaries

ASSETS
Current Assets	$159.9	$129.2	$—	$289.1
Receivable from Remington, Net	—	75.3	75.3	—
Equity method investment in subsidiaries	240.7	—	240.7	—
Noncurrent Assets	104.2	43.3	—	147.5

Total Assets	$504.8	$247.8	$316.0	$436.6

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities	$82.6	$—	$—	$82.6
Payable to RACI Holding, Inc., Net	0.9	—	—	0.9
Payable to RA Brands, L.L.C., Net	60.1	—	60.1	—
Payable to RA Factors, Inc., Net	15.2	—	15.2	—
Noncurrent Liabilities	367.6	7.1	—	374.7
Stockholder’s Equity (Deficit)	(21.6)	240.7	240.7	(21.6)

Total Liabilities and Stockholder’s Equity	$504.8	$247.8	$316.0	$436.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

REMINGTON ARMS COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Unaudited)

Successor

June 1 - June 30, 2007 (Unaudited)	Remington and Remington Steam	Combined Guarantor Subsidiary	Eliminations	Remington and Subsidiary

Net Sales	$45.1	$—	$—	$45.1
Cost of Sales	(41.0)	—	—	(41.0)

Gross Profit	4.1	—	—	4.1
Subsidiary Income (Expense)	(1.9)	1.9	—	—
Research and Development Expenses	—	(0.6)	—	(0.6)
All Other Income (Expenses)	(8.3)	(1.0)	—	(9.3)
Income from Equity Investees	0.3	—	0.3	—

Net Income (Loss)	$(5.8)	$0.3	$0.3	$(5.8)

Predecessor

April 1 - May 31, 2007 (Unaudited)	Remington and Remington Steam	Combined Guarantor Subsidiary	Eliminations	Remington and Subsidiary

Net Sales	$64.7	$—	$—	$64.7
Cost of Sales	(46.0)	—	—	(46.0)

Gross Profit	18.7	—	—	18.7
Subsidiary Income (Expense)	(2.7)	2.7	—	—
Research and Development Expenses	—	(1.2)	—	(1.2)
All Other Income (Expenses)	(12.9)	(0.4)	—	(13.3)
Income from Equity Investees	1.1	—	1.1	—

Net Income	$4.2	$1.1	$1.1	$4.2

April 1 - June 30, 2006 (Unaudited)	Remington and Remington Steam	Combined Guarantor Subsidiaries	Eliminations	Remington and Subsidiaries

Sales	$91.1	$—	$—	$91.1
Cost of Sales	(72.9)	—	—	(72.9)

Gross Profit	18.2	—	—	18.2
Subsidiary Income (Expense)	(6.2)	6.2	—	—
Research and Development Expenses	—	(1.5)	—	(1.5)
All Other Income (Expenses)	(24.9)	(0.6)	—	(25.5)
Income from Equity Investees	4.1	—	4.1	—

Net Income (Loss)	$(8.8)	$4.1	$4.1	$(8.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

REMINGTON ARMS COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Unaudited)

Successor

June 1 - June 30, 2007 (Unaudited)	Remington and Remington Steam	Combined Guarantor Subsidiary	Eliminations	Remington and Subsidiary

Net Sales	$45.1	$—	$—	$45.1
Cost of Sales	(41.0)	—	—	(41.0)

Gross Profit	4.1	—	—	4.1
Subsidiary Income (Expense)	(1.9)	1.9	—	—
Research and Development Expenses	—	(0.6)	—	(0.6)
All Other Income (Expenses)	(8.3)	(1.0)	—	(9.3)
Income from Equity Investees	0.3	—	0.3	—

Net Income (Loss)	$(5.8)	$1.3	$1.3	$(5.8)

Predecessor

January 1 - May 31, 2007 (Unaudited)	Remington and Remington Steam	Combined Guarantor Subsidiary	Eliminations	Remington and Subsidiary

Net Sales	$167.0	$—	$—	$167.0
Cost of Sales	(117.3)	—	—	(117.3)

Gross Profit	49.7	—	—	49.7
Subsidiary Income (Expense)	(7.0)	7.0	—	—
Research and Development Expenses	—	(2.7)	—	(2.7)
All Other Income (Expenses)	(37.5)	(0.5)	—	(38.0)
Income from Equity Investees	3.8	—	3.8	—

Net Income	$9.0	$3.8	$3.8	$9.0

January 1 - June 30, 2006 (Unaudited)	Remington and Remington Steam	Combined Guarantor Subsidiaries	Eliminations	Remington and Subsidiaries

Sales	$187.6	$—	$—	$187.6
Cost of Sales	(151.1)	—	—	(151.1)

Gross Profit	36.5	—	—	36.5
Subsidiary Income (Expense)	(12.7)	12.7	—	—
Research and Development Expenses	—	(3.1)	—	(3.1)
All Other Income (Expenses)	(49.0)	0.5	—	(49.5)
Income from Equity Investees	9.1	—	9.1	—

Net Income (Loss)	$(16.1)	$9.1	$9.1	$(16.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
June 1 - June 30, 2007
(Unaudited)

Successor

	Remington and Remington Steam	Combined Guarantor Subsidiary	Eliminations	Remington and Subsidiary

Operating Activities
Net Cash Used in Operating Activities	$(8.7)	$0.1	$—	$(8.6)

Investing Activities
Option Cancellation Payments	(1.1)	—	—	(1.1)
Purchase of Property, Plant and Equipment	(0.5)	—	—	(0.5)
Premiums paid for Company Owned Life Insurance	—	—	—	—

Net Cash Used in Investing Activities	(1.6)	—	—	(1.6)

Financing Activities
Net Payments on Revolving Credit Facility	(8.9)	—	—	(8.9)
Cash Contributions from AHA	6.1	—	—	6.1

Change in Book Overdraft	4.6	—	—	4.6

Net Cash Used in Financing Activities	1.8	—	—	1.8

Change in Cash and Cash Equivalents	(8.5)	0.1	—	(8.4)
Cash and Cash Equivalents at Beginning of Period	9.0	—	—	9.0

Cash and Cash Equivalents at End of Period	$0.5	$0.1	$—	$0.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
January 1 – May 31, 2007
(Unaudited)

Predecessor

	Remington and Remington Steam	Combined Guarantor Subsidiary	Eliminations	Remington and Subsidiary

Operating Activities
Net Cash Used in Operating Activities	$(36.1)	$(0.2)	$—	$(36.3)

Investing Activities
Seller Related Expenses Paid by Remington	(4.7)	—	—	(4.7)
Transaction Costs Related to the Acquisition	(5.1)	—	—	(5.1)
Purchase of Property, Plant and Equipment	(2.1)	—	—	(2.1)
Premiums paid for Company Owned Life Insurance	(0.2)	—	—	(0.2)

Net Cash Used in Investing Activities	(12.1)	—	—	(12.1)

Financing Activities
Net Proceeds from Revolving Credit Facility	65.8	—	—	65.8
Cash Withheld from Sellers, Provided by AHA	4.7	—	—	4.7
Deferred Financing Costs	(5.2)	—	—	(5.2)
Amount Paid to Holding for Acquisition Costs.	(3.8)	—	—	(3.8)
Principal Payments on Long-Term Debt	(0.1)	—	—	(0.1)
Change in Book Overdraft	(4.5)	—	—	(4.5)

Net Cash Provided by Financing Activities	56.9	—	—	56.9

Change in Cash and Cash Equivalents	8.7	(0.2)	—	8.5
Cash and Cash Equivalents at Beginning of Period	0.3	0.2	—	0.5

Cash and Cash Equivalents at End of Period	$9.0	$—	$—	$9.0

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

          In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for the Company as of December 31, 2007 and is not expected to have a significant impact on its Consolidated Financial Statements.

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

Note 17 – Related Party Transactions

          Predecessor

          BRSE, L.L.C., the general partner of the BRS Fund, which owned 61.3% of the outstanding Common Stock of Holding at December 31, 2006, is a private investment fund managed by Bruckmann, Rosser, Sherrill & Co. L.L.C. (“BRS”). The CDR Fund, which owned 13.0% of the outstanding Common Stock of Holding at December 31, 2006 (and through proxy controlled 26.6% of the voting rights), is a private investment fund managed by Clayton, Dubilier & Rice, Inc. (“CD&R”). CD&R also holds the Holding Notes. Both BRS and CD&R received an annual fee for management and financial consulting services provided to the Company and reimbursement of related expenses. Fees and expenses paid to CD&R and BRS for the five months ending May 31, 2007 were $0.3 and $0.3, respectively.

          Remington paid fees to the law firm of Debevoise & Plimpton LLP during 2007 for legal services rendered. Franci J. Blassberg, Esq., a member of Debevoise & Plimpton LLP, is married to Joseph L. Rice, III, who is the Chairman, a director and a stockholder of CD&R and a general partner of Associates IV. Fees and expenses paid to Debevoise & Plimpton LLP for the five months ending May 31, 2007 were $0.3.

          During 2007, the Company converted $1.7 of RACI Holding, Inc. stock liability to equity associated with employee stock option expense in accordance with SFAS 123R.

          As of May 31, 2007, $0.9 is due to RACI Holding, Inc. representing the outstanding principal balance of three notes established in connection with the Kentucky economic development project.

          Successor

          Remington paid Meritage Capital Advisors, LLC a fee of $2.0 related to the Acquisition. Walter McLallen serves as a member of Remington’s Board of Directors and is a principal of Meritage Capital Advisors, LLC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis should be read in conjunction with the accompanying unaudited interim consolidated financial statements and related notes of Remington and its subsidiaries, RA Brands, RA Factors (which was merged with and into Remington as of December 31, 2006) and Remington Steam, as of and for the period ended June 30, 2007, and with the predecessor Company’s audited consolidated financial statements as of and for the year ended December 31, 2006, on file with the SEC. These audited consolidated financial statements for the year ended December 31, 2006 include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

          On May 31, 2007, 100% of the shares of RACI Holding, Inc. (“Holding”), the sole stockholder of Remington Arms Company, Inc. (“Remington”) were purchased by American Heritage Arms, LLC (“AHA”) an affiliate of Cerberus Capital Management, L.P. (“CCM” and, along with CCM’s affiliate other than operating portfolio companies, collectively “Cerberus”).

          Management’s Discussion and Analysis of Financial Condition and Results of Operations is separated into the following sections:

•	Recent Developments

•	Executive Overview.

•	Business Outlook.

•	Liquidity and Capital Resources.

•	Results of Operations.

•	Recent Accounting Pronouncements.

•	Regulatory Developments.

•	Information Concerning Forward-Looking Statements.

Recent Developments

Acquisition

          As previously announced in Remington’s Form 8-K filed on June 6, 2007, Holding, the sole stockholder of Remington, was sold to AHA on May 31, 2007 (the “Closing Date”), pursuant to a stock purchase agreement dated as of April 4, 2007 (the “Stock Purchase Agreement”) between Holding, its stockholders and deferred stockholders (including the ownership interests represented by Bruckmann, Rosser, Sherrill & Co. II, L.P. (the “BRS Fund”) and the Clayton & Dubilier Private Equity Fund IV Limited Partnership (the “CDR Fund”)), as well as the Holding stock option holders (the “Acquisition”). We believe the Acquisition will strengthen our ability to grow our leadership position in shotguns, rifles and ammunition in the United States and provide additional capital to further develop our market presence internationally and accelerate operational improvements within Remington.

          On the Closing Date of the Acquisition, AHA acquired all of the capital stock of Holding, consisting of 205,208 shares of issued and outstanding Class A common stock, par value $0.01 per share (the “Common Stock”) and 5,851 deferred shares of Common Stock (which were converted into shares of Common Stock on the Closing Date), at a value of $330.47 per share less related selling expenses, escrow and related taxes. In addition, among other things, on the Closing Date outstanding options to purchase 10,635 shares of Holding Common Stock (the “Stock Options”), which constitutes all of the outstanding Stock Options, immediately vested subject to the applicable change in control provisions in Holding’s 1999 Stock Incentive Plan and 2003 Stock Option Plan.

          As a result of the Acquisition by AHA, Remington made option cancellation payments on the Closing Date, representing the purchase price of $330.47 per share less the strike price of $220.31 with respect to each Stock Option less related selling expenses, escrow and related taxes. AHA provided Remington with funds sufficient to make these option cancellation payments. On the Closing Date, AHA also provided Holding with approximately $48.2 million to pay and satisfy in full as of the Closing Date the full outstanding amount of principal and interest of Senior Note A due 2011 and Senior Note B due 2012 issued by Holding and held by the CDR Fund (the “Holding Notes”).

The Acquisition was financed with $125.0 million of funds contributed to AHA by its members and approximately $14.1 million of borrowings from Remington’s Revolving Credit Facility. In accordance with the terms of the Stock Purchase Agreement, the following is a summary of transactions between entities and sellers AHA, Holding and Remington disbursed funds as follows:

•	AHA paid sellers $59.0 million, net of $10.7 million of costs incurred by the sellers, certain seller withholding taxes, and amounts to be placed in escrow
•	AHA provided the escrow agent $5.0 million representing amounts withheld from the sellers gross sales price
•	AHA paid $0.7 million of seller incurred legal fees with amounts withheld from the sellers gross sales price
•	AHA provided $48.2 million to Holding for the payment of the Holding Notes and $0.7 million for certain tax withholdings due from sellers
•	AHA provided Remington with $5.1 million for payment of management bonus and cancellation of options, net of seller related expenses
•	Holding paid $48.2 million to satisfy in full the Holding Notes
•	Holding paid $3.7 million of certain Acquisition related costs with funds provided from Remington and provided Remington with $0.7 million associated with tax withholdings from the sellers
•	Remington provided Holding with $3.8 million from its Revolving Credit Facility to pay for certain buyer related Acquisition costs described above.
•

Remington paid $10.3 million from its Revolving Credit Facility in connection with obtaining waivers, amendments and consents to the Revolving Credit Facility and $200.0 million 10.5% Senior Notes due 2011

•	Remington paid $0.7 million for cancellation of options and $1.1 million of withholding taxes from amounts withheld from amounts that were withheld from sellers and option holders
•	Remington paid $4.0 million management bonuses and related withholding taxes from amounts that were withheld from the sellers and from funds provided from AHA.

In addition, subsequent to May 31, 2007, AHA provided approximately $6.0 million as additional capital contributions. These amounts were used to pay down the $3.8 million that Remington provided Holding for transaction related costs and a portion of the outstanding credit facility balance at the time.

          Prior to the Acquisition, the BRS Fund and CDR Fund controlled through proxy or otherwise approximately 90% of the voting rights of the outstanding Common Stock of Holding on a fully-diluted basis. Holding, in turn, owned and controlled 100% of the 1,000 shares of authorized, issued and outstanding common stock, par value $0.01 per share, of Remington. Accordingly, prior to the Acquisition, the BRS Fund and the CDR Fund exercised significant influence and control over Remington and its business and operations.

           Following the Acquisition, AHA now controls 100% of the capital stock of Holding. The preliminary value of the Acquisition was $416.6 million at May 31, 2007, based on a preliminary draft of a third party valuation, which includes the assumption of all of Remington’s approximately $85.2 million of funded indebtedness related to the Amended and Restated Credit Agreement, dated March 15, 2006, by and among Remington, Wachovia Bank, National Association, RA Factors, Inc., and the lenders from time to time parties thereto (the “Amended and Restated Credit Agreement”), the $203.8 million principal amount of Remington’s 10½% Senior Notes due 2011 (the “Notes”) and approximately $3.2 million of certain other indebtedness at the Closing Date, before Acquisition fees and expenses. The payment for the Common Stock and converted deferred shares of Common Stock, the Stock Option cancellation payment and repayment of the Holding Notes was funded by AHA’s available cash. In addition, Remington obtained all necessary waivers, amendments and consents so that Remington’s Credit Agreement and the indebtedness evidenced by the Notes remained outstanding and not in default.

Push Down Accounting

          In accordance with the guidelines set forth in SAB Topic 5J “Miscellaneous Accounting, Pushdown Basiss of Accounting Required in Certain Limited Circumstances”, the purchase price paid by AHA plus related purchase accounting adjustments have been “pushed-down” and recorded in our financial statements for the period subsequent to May 31, 2007. This has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the “successor” period beginning June 1, 2007. Information for all “predecessor” periods prior to the acquisition are presented using our historical basis of accounting.

Adjusted Balance (in millions)

Inventory	$180.9
Other Current Assets	136.4
Property, Plant and Equipment	104.2
Goodwill	67.0
Identifiable Intangible Assets	73.9
Other Long-Term Assets	22.1

Total Assets Acquired	$584.5

Current Liabilities	$91.6
Revolving Credit Facility	85.2
10 ½% Senior Notes due 2011	203.8
Pension	40.9
Other Non-Current Liabilities	38.8

Total Liabilities Assumed	460.3

Estimated Acquisition Cost	$124.2

           Valuations are being prepared with the assistance from a third party valuation firm (for inventory, property, plant and equipment, and intangibles). The preliminary allocation of the purchase price is based upon preliminary valuation data and our estimates, assumptions and allocation to segments are subject to change. For instance, the inventory fair value adjustment may require the adjustment of certain inventory reserves and/or the selling costs used to reduce the inventory selling price is still being evaluated. As property, plant and equipment valuations are not final, values have not yet been pushed down to the detail level, so depreciation expense is an estimate that could change. Adjustments to property, plant and equipment could also cause depreciation to change. As the intangibles valuations are not final, amortization of definite lived intangibles could change. Also, valuations determining the fair value of liabilities and completeness of liabilities including potential liabilities associated with improvement initiatives have not yet been finalized and may change. Any individual item or combination of the above could also impact accounting for deferred income taxes and segment allocations. Goodwill would change if any of the other valuations of any asset or liabilities changes.

          The results of operations for the one month period ended June 30, 2007, and the two and five month periods ended May 31, 2007 are not necessarily indicative of results that may be expected for the year ended December 31, 2007, in part due to the seasonality of the Company’s business and the impact of certain adjustments recorded using the purchase method of accounting.

Pending Sale of RELES

           On July 31, 2007, the Company entered into a non-binding letter of intent with Elsag, Inc. to sell the Company’s 50% interest in RELES pending the negotiation in and subject to the terms and conditions of a definitive purchase agreement. The closing of such transaction is expected to take place on or before September 28, 2007.

Labor Related Matters

          We recently began discussions with representatives of our hourly employees in our Ilion, New York firearms manufacturing plant who are represented by the United Mine Workers of America regarding the collective bargaining agreement which expires in September 2007.

Executive Overview

Company Overview

          We evaluate our business primarily on Adjusted EBITDA (as described in Note 14 to our unaudited interim consolidated financial statements appearing elsewhere in this quarterly report) from two core segments, Firearms and Ammunition, and to a lesser degree on other operating segments organized within the All Other reporting segment, consisting of Accessories, Licensed Products, Clay Targets, Powder Metal Products, and Technology Products. As part of this evaluation, we focus on managing inventory (including quantity), length and volume of extended dating sales terms and trade payables through, among other things, production management and expense control. These segments allow us to focus our strategies and initiatives on growth opportunities primarily focused on both the hunting and shooting sports and military/government/law enforcement marketplaces.

          We are committed to refining our core businesses and positioning ourselves to take advantage of opportunities to strategically grow and improve the operations of the Company. As we regularly evaluate our overall business, we look for new products in the hunting, shooting, accessories, law enforcement, government, and military areas that complement our core strategies, which may include direct product sourcing, licensing, acquisitions or other business ventures.

          Finally, in order to be well positioned for growth, we recognize the need to protect our competitive position with the introduction of new, innovative, high quality, higher performance and cost effective products to support our customers and consumers. As a result of the market polarization trends we have identified in “Business Outlook – Industry” below, we are augmenting our already existing product lines with import product lines, and we will continue to enhance our existing product lines both through the internal development of new products and the further sourcing of product.

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

          We have continued to experience increasing costs related to materials and energy (including lead, copper, zinc, steel, and fuel) which continue to be above any historical comparison. We can provide no assurance that these trends will not continue. Specifically, management currently estimates that its 2007 annual costs for certain core materials and energy alone have increased in the range of $80-95 million over 2003 annual levels. Management has initiated price increases to our customers in an attempt to partially offset these estimated costs and will continue to evaluate the need for future price increases in light of these trends, the Company’s competitive landscape, and financial results. Management estimates that its cumulative price increases initiated since 2003 have offset greater than 50% of the estimated cumulative costs incurred. These estimates assume no significant loss in overall sales or production volume.

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

Business Outlook

General

          We believe that the commodity prices for raw materials such as lead, copper, and steel, as well as energy costs, that our business has experienced since 2003 continue to be at levels higher than we have ever experienced. See Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk”. We can provide no assurance that these economic trends will not continue. Changes in consumer confidence and spending and/or significant changes in commodity and energy prices could have a material impact on the consolidated financial position, results of operations, or cash flows of the Company.

Industry

          Consumer spending appears to be rising somewhat, amidst moderating inflationary pressures. However, the retail and consumer products industries in which we participate (mainly, firearms and ammunition) continue to experience market polarization and condensed seasonality.

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

Remington

          Management believes that increased consumer spending trends and an improvement in general economic conditions may result in increased demand for our products or otherwise improve our results of operations or cash flows. However, management continues to evaluate these trends as well as uncertainties associated with costs related to producing and procuring materials, energy, processing and transportation costs and cannot assure that any such improvement will increase demand for the Company’s products or otherwise positively impact the Company’s results of operations or cash flows.

          Management’s strategy in light of the environment noted above has been to raise prices, contain costs, improve average working capital and preserve liquidity, while improving profitability. We have also engaged in selective efforts to stimulate demand for our products through targeted product introductions and promotions in selected product categories. We continue to pursue growth initiatives in our government, military, and law enforcement divisions along with broadening our brand awareness with selective licensing arrangements.

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

Liquidity and Capital Resources

          As a result of the Acquisition, the period’s financial results for the three and six months ended June 30, 2007 have been separately presented in the condensed consolidated statements of operations split between the “Predecessor” entity, covering the period through May 31, 2007 and the “Successor” entity, covering the period June 1, 2007 through June 30, 2007. For comparative purposes, we combined the two periods through June 30, 2007 in our discussion below. We believe this presentation is useful to provide the reader a more accurate comparison and the combined results of operations are what management relies on internally when making business decisions.

Overview

           Historically, our principal debt financing has consisted of borrowings under the 2003 Credit Agreement, which was replaced by our Amended and Restated Credit Agreement, governing the revolving credit facility, and the indenture for the Notes. As part of the Acquisition of Holding, we obtained certain waivers, consents and amendments related to both the Amended and Restated Credit Agreement and the Indenture as discussed below. We have historically funded expenditures for operations, administrative expenses, capital expenditures, debt service obligations and dividend payments and satisfied working capital needs from time to time with internally generated funds from operations, and with borrowings under our revolving credit facility. We believe that we will be able to meet our debt service obligations, fund our operating requirements, and make dividend payments (subject to restrictions in the Amended and Restated Credit Agreement and the indenture for the Notes) in the future with cash flow from operations and borrowings under our credit facility prior to the maturity of the Amended and Restated Credit Agreement in 2010, although no assurance can be given in this regard. At present, we do not have the ability to make any dividend payments due to restrictions placed upon us by the Amended and Restated Credit Agreement and the Indenture. We continue to focus on improving average working capital and preserving liquidity, while improving profitability.

Liquidity

          As of June 30, 2007, we had outstanding approximately $281.8 million of indebtedness, consisting of approximately $203.7 million aggregate carrying amount of the Notes ($200.0 million principal), $76.3 million in borrowings under the Amended and Restated Credit Agreement, $0.9 million in capital lease obligations and a $0.9 million note payable to Holding. As of June 30, 2007, we also had aggregate letters of credit outstanding of $4.4 million.

          As of June 30, 2007, outstanding borrowings under the Amended and Restated Credit Agteement include approximately $14.2 million associated with fees and expenses paid in connection with the Acquisition that were incurred by the buyer, Holding or the Company.

          Subsequent to May 31, 2007, AHA provided approximately $6.0 million as an additional capital contribution. These amounts were used to pay down a portion of the borrowings outstanding under the revolving credit facility at the time. With respect to other significant cash outlays, we have contributed $8.6 million through July 31, 2007 to plan assets under our funded defined-benefit pension plan. Based on revised estimates derived from out actuaries we expect to contribute approximately $16.8 million versus the original estimate of $16.5 million to plan assets during 2007 to meet funding requirements in accordance with the Internal Revenue Code.

          Financing for our efforts to strategically grow the Company from direct product sourcing, licensing, restructuring, plant improvements, acquisitions or business ventures may be available under our Amended and Restated Credit Agreement, to the extent permitted under the Indenture.

10½% Senior Notes due 2011

          The Notes were initially issued on January 24, 2003 in an aggregate principal amount of $200.0 million. The Notes are senior unsecured obligations of Remington guaranteed by each of Remington’s domestic subsidiaries. The Indenture contains restrictive covenants that, among other things, limit the incurrence of debt by Remington and its subsidiaries, the payment of dividends to Holding, the use of proceeds of specified asset sales and transactions with affiliates.

          In addition, the Indenture permits repurchases of the Notes on the open market, subject to limitations that may be contained in the Amended and Restated Credit Agreement and the Indenture.

          On May 17, 2007, Remington, as issuer, RA Brands, as guarantor, and U.S. Bank National Association, as trustee, entered into a supplemental indenture (the “Supplemental Indenture”) that became effective on the Closing Date and amended the Indenture relating to the $200.0 million principal amount of the Notes. The Supplemental Indenture gives effect to the amendments described in the Consent Solicitation Statement, dated May 1, 2007, as supplemented by the Supplement, dated May 16, 2007, pursuant to which Remington conducted its consent solicitation with respect to the Notes to amend certain provisions of the Indenture.

           The Acquisition resulted in a new basis of the value of the Notes. Accordingly, the Notes were adjusted to their estimated fair value as of May 31, 2007 of $203.8 million. The estimated increase of $3.8 million will be amortized into interest expense over the remaining term of the Notes. In addition, approximately $5.2 million of existing debt acquisition costs were written off as part of the goodwill as a result of the Acquisition. Debt acquisition costs associated with obtaining waivers, consents and amendments in the amount of $4.2 million related to the Notes and $1.0 million related to the revolver have been capitalized as of May 31, 2007.

          The Supplemental Indenture amended the Indenture in the following ways:

(i)

The term “Permitted Holder,” for the purpose of determining whether a “Change of Control” has occurred under the Indenture, now includes Cerberus-related persons rather than persons related to former equity owners of Holding, and as a result, the Acquisition (and certain other transactions, so long as any Permitted Holder retains voting control (subject to certain exceptions) of Remington and the specified composition of the board of directors of Remington is maintained, each as described in the definition of Change of Control in the Indenture, as amended by the Supplemental Indenture) does not constitute a Change of Control under the Indenture and the holders of the Notes have no put right as a result of the Acquisition (or such other transactions);

(ii)

Cerberus replaced the former “Sponsors” under the Indenture and thus Remington is permitted to make the payments to Cerberus and its affiliates that it was permitted to make to the former Sponsors and their affiliates under the Indenture, with the exception of the annual management fee which was permitted pursuant to certain pre-existing consulting agreements with the former Sponsors;

(iii)	The carve-outs relating to Permitted Holders in sub-section (ii) of the definition of the term “Change of Control” were deleted; and

(iv)	The term “Transaction” and related references, including a related restricted payment exception, was eliminated from the Indenture.

The Amended and Restated Credit Agreement

          On March 15, 2006, we entered into the Amended and Restated Credit Agreement that amended our 2003 Credit Agreement. Our Amended and Restated Credit Agreement provides up to $140.0 million of borrowing capacity under an asset-based senior secured revolving credit facility through June 30, 2010. Amounts available under the Amended and Restated Credit Agreement are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable and eligible inventory in addition to minimum availability requirements as described below. The terms of the Amended and Restated Credit Agreement do not permit us to borrow against accounts receivable on certain extended terms. The Amended and Restated Credit Agreement also includes a letter of credit sub-facility of up to $15.0 million. As of June 30, 2007, approximately $38.3 million in additional borrowings beyond the minimum availability requirement of $20.0 million were available as determined pursuant to the Amended and Restated Credit Agreement compared to $26.8 million at June 30, 2006.

          On the Closing Date, we entered into the First Amendment to the Amended and Restated Credit Agreement (the “Amendment”), which amended the Amended and Restated Credit Agreement dated March 15, 2006. The Amendment memorializes the consent of Wachovia and the lenders to the Acquisition (and waiver of any event of default in connection with the Acquisition) and modifies certain terms and conditions of the Credit Agreement. Capitalized terms used and not defined herein have the meanings set forth in the Credit Agreement and the Amendment.

          Key changes to the Amended and Restated Credit Agreement pursuant to the Amendment include:

(1)

Amended the definition of Applicable Margin so that the interest margin applicable to loans under the Credit Agreement, as amended, is based on Average Excess Availability, which is defined in the Amendment as the amount obtained by adding the aggregate Excess Availability at the end of each day during the period in question and dividing such sum by the number of days in such period;

(2)	Amended the definition of Minimum Availability Condition to be fixed at $20 million;

(3)	Amended the definition of Change of Control so that it relates to AHA rather than the CDR Fund and BRS Fund;

(4)	Increased the maximum amount of Settlement Loans that may be obtained from Wachovia under the Credit Agreement, as amended, from $5 million to $10 million;

(5)	Amended the types of permitted transactions between Remington and Affiliates to include certain transactions between Remington and AHA and AHA’s Affiliates;

(6)

Amended the types of Restricted Payments that may be made by Remington so that Remington could, among other things, make a Distribution to Holding to pay certain expenses in connection with the Acquisition and repay the total outstanding amount of principal and interest of the Holding Notes; and

(7)	Eliminated the minimum consolidated EBITDA requirement during the Availability Test Period.

          The interest rate margin for the ABR and the Euro-Dollar loans at June 30, 2007 was (0.50%) and 1.00%, respectively. The weighted average interest rate under the Company’s outstanding Credit Facility balance was 7.41% and7.44%for the year-to-date periods ended June 30, 2007 and 2006, respectively.

Capital & Operating Leases and Other Long-Term Obligations

          We maintain capital leases mainly for computer equipment. We have several operating leases, including a lease for our Memphis warehouse that expires in 2010. We also maintain contracts including, among other things, a services contract with our third party warehouse provider.

Cash Flows and Working Capital

           Net cash used in operating activities for the one month period ended June 30, 2007 was $8.6 million and is primarily related to a net loss of $5.8 million. Other changes included an increase in accounts receivable of $10.9 million and a decrease in inventory of $10.8 million. The changes in receivables and inventories are primarily attributable to higher sales in 2007 compared to 2006.

          Net cash used in operating activities for the five months ended May 31, 2007 was $36.3 million and $67.0 million for the six month periods ended June 30, 2006. The $30.7 million decrease in cash used in operating activities for the five month period ended May 31, 2007 and the six month period ended June 30, 2006 resulted primarily from:

•	Improvement in net income of $25.1 million.

•

Accounts receivable increased by $1.2 for the five months ended May 31, 2007 compared to an increase of $31.6 million for the six months ended June 30, 2006. The smaller increase of in accounts receivable of $30.4 million is primarily related to sales with shorter terms year over year, offset by higher sales volumes.

•

Inventories increased by $39.5 million in the five months ended May 31, 2007 compared to an increase of $35.0 million over the six months ended June 30, 2006. The larger increase in inventories of $4.5 million is principally a result of increased costs of inventory due to higher materials costs.

•

The Other category within changes in operating assets and liabilities showed a use of cash of $8.1 million for the five months ended May 31, 2007 compared to a source of cash of $3.8 million for the six months ended June 30, 2006. The change of $11.9 million is primarily due to $6.2 million of realized gains associated with hedging activity as well as the recording of a $4.9 million gain related to unsettled contracts at May 31, 2007 combined with increases in other accrued expenses in 2007 versus a decline in 2006.

•

Other noncurrent assets increased by $2.6 million in the five months ended May 31, 2007, compared to a decrease of $0.1 million over the six months ended June 30, 2006, an improvement of $2.7 million due principally to increases in the cash surrender value of insurance policies, and other prepaid assets.

•

Pension plan expense was $3.7 million for the five months ended May 31, 2007, compared to $5.8 million for the six months ended June 30, 2006. The $2.1 million reduction in expense was primarily due to changes made to the pension plan in October 2006.

          Net cash used in investing activities for the one month period ended June 30, 2007 was $1.6 million related to the payment of option cancellation payments of $1.1 million and the purchase of property, plant and equipment of $0.5 million.

          Net cash used in investing activities for the five months ended May 31, 2007 was $12.1 million compared to net cash used of $2.7 million during the six months ended June 30, 2006. The increase in net cash used in investing activities of $9.4 million was primarily due to the payment of transaction costs of $5.1 million as well as seller related payments paid by Remington of $4.7 million.

          Net cash provided by financing activities for the one month period ended June 30, 2007 was $1.8 million and was due to $8.9 million in lower borrowing needs under the Amended and Restated Credit Agreement, offset by $6.1 million in cash contributions from AHA, and a change in the book overdraft of $4.6 million.

          Net cash provided by financing activities for the five months ended May 31, 2007 was $56.9 million compared to net cash provided of $69.6 million during the six months ended June 30, 2006. The $12.7 million decrease in net cash provided by financing activities primarily resulted from the $12.8 million in lower borrowing needs under the Amended and Restated Credit Agreement, $5.2 million in deferred financing costs that were written off as a result of the Acquisition, a change in the book overdraft of $4.5 million, $3.8 million in amounts paid to Holding for acquisition costs, offset by $4.7 million in cash withheld from sellers provided by AHA.

Dividend Policy

          The declaration and payment of dividends, if any, will be at the sole discretion of the Board of Directors of the Company, subject to the restrictions set forth in the Amended and Restated Credit Agreement and the Indenture, which currently restrict the payment of dividends by the Company to Holding. We expect to make future dividend payments to Holding based on available cash flows as and to the extent permitted by the Amended and Restated Credit Agreement and the Indenture. There were no dividends paid during the five months ended May 31, 2007 and one month ended June 30, 2007, nor were there any dividends paid during the six months ended June 30, 2006. At present, we do not have the ability to make any dividend payments due to restrictions placed upon us by the Amended and Restated Credit Agreement and the Indenture.

Capital Expenditures

           Gross capital expenditures for the six months ended June 30, 2007 were $2.0 million, consisting primarily of capital expenditures both for new equipment related to the manufacture of firearms and ammunition, as well as maintenance of existing facilities. We expect capital expenditures for 2007 to be in a range of $8.0 million to $12.0 million prior to any changes that may be associated with improvement initiatives at our factories. Our Amended and Restated Credit Agreement allows for capital expenditures of up to $28.9 million in 2007 including unused capacity carried over from previous years.

Results of Operations for the One Month Period Ended June 30, 2007 and the Two and Five Month Periods Ended May 31, 2007 as Compared to the Three and Six Month Periods Ended June 30, 2006

          As a result of the Acquisition, the period’s financial results for the three and six months ended June 30, 2007 have been separately presented in the condensed consolidated statements of operations split between the “Predecessor” entity, covering the period through May 31, 2007 and the “Successor” entity, covering the period June 1, 2007 through June 30, 2007. For comparative purposes, we combined the two periods through June 30, 2007 in our discussion below. However, we believe this presentation is useful to provide the reader a more accurate comparison and the combined results of operations are what management relies on internally when making business decisions.

Net Sales. The following tables compare net sales by reporting segment for each of the periods indicated:

	Quarter Ended June 30,
	(Dollars in Millions)

	Successor	Predecessor	Predecessor

	June 1 - June 30 2007	April 1 - May 31 2007	Combined 2007	Percent of Total	2006	Percent of Total	$ Increase/ (Decrease)	% Increase/ (Decrease)

Net Sales
Firearms	$18.3	$30.2	$48.5	44.2%	$44.7	49.1%	$3.8	8.5%
Ammunition	24.2	31.8	56.0	51.0	42.7	46.9	13.3	31.1
All Other	2.6	2.7	5.3	4.8	3.7	4.1	1.6	43.2

Consolidated	$45.1	$64.7	$109.8	100.0%	$91.1	100.0%	$18.7	20.5%

	Year-to-Date Ended June 30,
	(Dollars in Millions)

	Successor	Predecessor	Predecessor

	June 1 - June 30 2007	January 1 - May 31 2007	Combined 2007	Percent of Total	2006	Percent of Total	$ Increase/ (Decrease)	% Increase/ (Decrease)

Net Sales
Firearms	$18.3	$80.5	$98.8	46.6%	$96.4	51.4%	$2.4	24.9%
Ammunition	24.2	78.9	103.1	48.6	83.5	44.5	19.6	23.5
All Other	2.6	7.6	10.2	4.8	7.7	4.1	2.5	32.5

Consolidated	$45.1	$167.0	$212.1	100.0%	$187.6	100.0%	$24.5	13.1%

          Firearms

          The increase in net sales of $3.8 million for the quarter ended June 30, 2007 compared to the prior-year period is due primarily to $2.4 million associated with realized price increases, as well as higher sales volumes of centerfire and rimfire rifles of $4.2 million, higher part and service sales of $2.5 million, offset by lower sales volumes of shotguns and international sourced products of $5.2 million.

          The increase in net sales of $2.4 million for the six months ended June 30, 2007 over the prior-year period is due largely to $6.2 million associated with realized price increases, offset by lower overall sales volumes of $3.8 million. The $3.8 million in reduced sales volumes is comprised primarily of lower sales volumes of shotguns of $7.8 million, offset in part by higher sales volumes of centerfire rifles of $2.2 million and higher volumes of part and service sales of $1.8 million.

          Ammunition

          The increase in net sales of $13.3 million for the quarter ended June 30, 2007 over the prior-year period is due primarily to $7.8 million associated with realized price increases, which were initiated to generally offset higher core commodity costs. This increase in realized pricing is supplemented by higher sales volumes of $5.5 million. The higher sales volumes are comprised primarily of higher shotshell and components and other volumes of $4.4 million and $2.0 million, respectively, offset by lower sales volumes of certain centerfire ammunition of $1.3 million.

          The increase in net sales of $19.6 million for the six months ended June 30, 2007 over the prior-year period is due predominantly to $14.3 million associated with realized price increases as well as higher sales volumes of $5.3 million. Our year-to-date sales volumes are up across all major categories with the largest increases in components and other and centerfire ammunition of $2.7 million and $1.5 million, respectively.

          All Other (including Accessories, Licensed Products, Clay Targets, Powder Metal Products and Technology Products)

          The increase in net sales of $1.6 million for the quarter ended June 30, 2007 over the prior-year period is due primarily to higher technology products sales of $0.8 million, higher accessories sales of $0.3 million (mostly cutlery products), higher powder metal products of $0.3 million and higher target sales of $0.2 million associated with higher pricing.

          The increase in net sales of $2.5 million for the six months ended June 30, 2007 over the prior-year period is due primarily to higher technology products sales of $1.1 million, higher accessories sales of $0.5 million (mostly cutlery and gun care products), higher powder metal products of $0.5 million and higher target sales of $0.4 million associated with higher pricing.

          Cost of Goods Sold. The tables below depict the cost of goods sold by reporting segment and the percentage of net sales represented by such cost of goods sold:

	Quarter Ended June 30, (Dollars in Millions)

	Successor	Predecessor		Predecessor

	June 1 - June 30 2007	April 1 - May 31 2007	Combined 2007	Percent of Net Sales	2006	Percent of Net Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)

Cost of Goods Sold
Firearms	$14.7	$20.2	$34.9	72.0%	$36.0	80.5%	$(1.1)	(3.1)%
Ammunition	24.4	23.8	48.2	86.1	34.1	79.8	14.1	41.3
All Other	1.9	2.0	3.9	73.6	2.8	77.8	1.1	39.3

Consolidated	$41.0	$46.0	$87.0	79.2%	$72.9	79.8%	$14.1	19.3%

	Year-to-Date Ended June 30, (Dollars in Millions)

	Successor	Predecessor		Predecessor

	June 1 - June 30 2007	January 1 - May 31 2007	2007	Percent of Net Sales	2006	Percent of Net Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)

Cost of Goods Sold
Firearms	$14.7	$55.0	$69.7	70.5%	$75.9	78.7%	$(6.2)	(8.2)%
Ammunition	24.4	56.7	81.1	78.7	69.5	83.2	11.6	16.7
All Other	1.9	5.6	7.5	73.5	5.7	74.0	1.8	31.6

Consolidated	$41.0	$117.3	$158.3	74.6%	$151.1	80.4%	$7.2	4.8%

          Firearms

          In connection with accounting for the Acquisition as a business combination using the purchase method of accounting, inventories that were on hand at May 31, 2007 were required to be written up to their current fair value less a reasonable selling profit. As a result of this estimated $16.2 million increase within the firearms business unit, inventory subsequently sold will increase costs of goods sold, as will higher depreciation expense associated with a similar adjustment to write up property, plant and equipment to estimated fair value. The impact for the one month period ended June 30, 2007 was approximately $2.2 million and has been included in cost of goods sold.

          The decrease in cost of goods sold of $1.1 million for the quarter ended June 30, 2007 over the prior-year period is due primarily to lower sales volumes in the shotgun category which caused cost of goods sold to be lower by $3.8 million, offset by increases centerfire and rimfire sales volumes which caused cost of goods sold to be higher by $1.9 million and increased part and service sales which caused cost of goods sold to be higher by $0.8 million. Also contributing to the lower cost of goods sold were lower manufacturing costs of $0.5 million, lower energy and utility costs of $0.2 million and reduced pension costs of $0.5 million, offset in part by the $2.2 million adjustment resulting from the purchase accounting adjustments as discussed above.

        The decrease in cost of goods sold of $6.2 million for the six months ended June 30, 2007 over the prior-year period is due primarily to lower sales volumes in the shotgun category which caused cost of goods sold to be lower by $7.0 million, offset by higher part and service sales which caused cost of goods sold to be higher by $1.2 million. Also contributing to the lower cost of goods sold were lower energy and utility costs of $0.7 million and, reduced pension costs of $0.8 million, offset in part by the $2.0 million adjustment resulting from the purchase accounting adjustments as discussed above.

          Ammunition

           In connection with accounting for the Acquisition as a business combination using the purchase method of accounting, inventories that were on hand at May 31, 2007 were required to be written up to their current fair value less a reasonable selling profit. As a result of this estimated $13.0 million increase within the ammunition business unit, inventory subsequently sold will increase costs of goods sold, as will higher depreciation expense associated with a similar adjustment to write up property, plant and equipment to estimated fair value. The impact for the one month period ended June 30, 2007 was approximately $3.7 million and has been included in cost of goods sold.

          The increase in cost of goods sold of $14.1 million for the quarter ended June 30, 2007 over the prior-year period is primarily related to higher sales volumes across all categories of ammunition which caused cost of goods sold to be higher by $6.5 million; increased manufacturing costs of approximately $3.8 million associated with higher material costs of lead, copper and zinc; lower hedging gains of $0.9 million, offset by lower utility and energy costs of approximately $0.1 million; reduced pension and postretirement costs of $0.3 million; and the $3.7 million adjustment resulting from the purchase accounting adjustments as discussed above.

          The increase in cost of goods sold of $11.6 million for the six months ended June 30, 2007 over the prior-year period is primarily related to higher sales volumes across all categories of ammunition which caused cost of goods sold to be higher by $5.7 million; increased manufacturing costs of approximately $6.8 million associated with higher material costs of lead, copper and zinc; offset by lower utility and energy costs of $0.6 million, hedging gains of $3.3 million; reduced pension and postretirement costs of $0.5 million; as well as the $3.7 million adjustment resulting from the purchase accounting adjustments as discussed above.

          All Other (including Accessories, Licensed Products, Clay Targets, Powder Metal Products and Technology Products)

           In connection with accounting for the Acquisition as a business combination using the purchase method of accounting, inventories that were on hand at May 31, 2007 were required to be written up to their current fair value less a reasonable selling profit. As a result of this estimated $1.4 million increase within the all other business unit, inventory subsequently sold will increase costs of goods sold, as will higher depreciation expense associated with a similar adjustment to write up property, plant and equipment to estimated fair value. The impact for the one month period ended June 30, 2007 was approximately $0.1 million and has been included in cost of goods sold.

          The increase in cost of goods sold of $1.1 million for the quarter ended June 30, 2007 over the prior-year period is due primarily to the costs associated with increased sales volumes of the categories noted above in Net Sales as well as the $0.1 million adjustment resulting from the purchase accounting adjustments as discussed above.

          The increase in cost of goods sold of $1.8 million for the six months ended June 30, 2007 over the prior-year period is due primarily to the costs associated with increased sales volumes of the categories noted above in Net Sales as well as the $0.1 million adjustment resulting from the purchase accounting adjustments as discussed above.

	Quarter Ended June 30, (Dollars in Millions)

	Successor	Predecessor		Predecessor

	June 1 – June 30 2007	April 1 – May 31 2007	Combined 2007	2006	$ Increase/ (Decrease)	% Increase/ (Decrease)

Operating Expenses
SG&A	$7.4	$11.6	$19.0	$18.1	$0.9	4.9%
R&D	0.6	1.2	1.8	1.5	0.3	20.0
Other (Income) Expense	(0.3)	(3.7)	(4.0)	(0.4)	(3.6)	900.0

Consolidated	$7.7	$9.1	$16.8	$19.2	$(2.4)	(12.5)%

	Year-to-date Ended June 30, (Dollars in Millions)

	Successor	Predecessor		Predecessor

	June 1 – June 30 2007	January 1 – May 31 2007	Combined 2007	2006	$ Increase/ (Decrease)	% Increase/ (Decrease)

Operating Expenses
SG&A	$7.4	$30.3	$37.7	$35.4	$2.3	6.5%
R&D	0.6	2.7	3.3	3.1	0.2	6.5
Other (Income) Expense	(0.3)	(4.5)	(4.8)	(1.0)	(3.8)	380.0

Consolidated	$7.7	$28.5	$36.2	$37.5	$(1.3)	(3.5)%

          The increase in selling, general and administrative expenses for the quarter ended June 30, 2007 over the quarter ended June 30, 2006 of $0.9 million was primarily attributable to higher costs associated with incentive compensation and salaries and benefits expense of $1.5 million and transaction expenses of $1.1 million related to the Acquisition, offset by lower legal fees of $0.9 million and lower insurance costs of $0.7 million. The increase in other income of $3.6 million is primarily related to the recognition of a $4.9 million gain for hedging contracts not yet settled at May 31, 2007, offset by the recording of $1.4 million in compensation expense for the option cancellations as a result of the Acquisition.

          The increase in selling, general and administrative expenses for the six months ended June 30, 2007 over the prior year period of $2.3 million was primarily attributable to higher costs associated with incentive compensation and salaries and benefits expense of $3.0 million, transaction expenses of $1.1 million related to the Acquisition and higher marketing expenses of $0.3 million, offset by lower legal fees of $1.4 million and lower insurance costs of $0.7 million. The increase in other income of $3.8 million is primarily related to the recognition of a $4.9 million gain for hedging contracts not yet settled at May 31, 2007, offset by the recording of $1.5 million in compensation expense for the option cancellations as a result of the Acquisition.

           In connection with accounting for the Acquisition as a business combination using the purchase method of accounting, fixed assets associated with selling, general and administrative expense and amortization expense associated with intangible assets subject to amortization have been recorded and increased selling, general and administrative expenses by $0.1 million and $0.2 million, respectively.

          As these balances associated with the initial estimate for purchase accounting are based on preliminary data, these amounts and expenses are subject to change.

          Interest Expense. Interest expense for the quarter ended June 30, 2007 was $6.8 million, a decrease of $0.6 million as compared to the second quarter of 2006. The decrease in interest expense from the same period in 2006 resulted from lower average borrowings under the Amended and Restated Credit Agreement for the period ($64.5 million in 2007 compared to $88.3 million in 2006).

          Interest expense for the six months ended June 30, 2007 was $13.2 million, a decrease of $1.0 million as compared to the first six months ended June 30, 2006. The decrease in interest expense from the same period in 2006 resulted from lower average borrowings under the Amended and Restated Credit Agreement for the period ($56.1 million in 2007 compared to $67.5 million in 2006).

           We expect to recognize lower non-cash interest expense related to amortization expense associated with debt issuance costs being offset by the $0.1 million premium recorded in connection with accounting for the Acquisition due to the fact that the bond is at a premium. This premium is recorded as a reduction to interest expense and is estimated to be approximately $1.0 million annually.

          Taxes. Our effective tax rate was (1.7%) for the period June 1, 2007 through June 30, 2007 and 12.6% for the period January 1, 2007 through May 31, 2007. The effective tax rate was 3.3% for the six months ended June 30, 2006. The difference between the actual effective tax rate for the respective periods above and the U.S. federal statutory rate of 35% is principally due to permanent differences, the benefits of our tax sharing agreement with RACI Holding and the impact of the valuation allowance which was eliminated while applying the purchase price method of accounting for business combinations.

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

          State and local laws and regulations vary significantly in the level of additional restriction, beyond those established under federal law, placed on the manufacture, ownership and transfer of firearms. Some states have enacted, and others are considering, legislation restricting or prohibiting the ownership, use or sale of certain categories of firearms and/or ammunition. Certain states have enacted, or considered, legislation regarding the sale of locking devices together with firearms; although most are limited to handguns, some would apply to Remington shotguns and rifles. Although many states have mandatory waiting period laws in effect for handguns, there are currently few restrictive state regulations applicable to handgun ammunition. The Company’s current firearm and ammunition products generally are not subject to such existing state restrictions, and generally would not be subject to any known proposed state legislation relating to regulation of “assault weapons.” Bills have been introduced in Congress to establish, and to consider the feasibility of establishing, a nationwide database recording so-called “ballistic images” of ammunition fired from new guns. To date, only two states have established such registries, and neither state’s laws call for “imaging” of data from long guns. In recent years, including 2006 and again in 2007, bills have been proposed by California state legislators that would require the implementation of ammunition serialization systems for some or all firearms. It is unclear whether such bill will in fact be enacted, in California or elsewhere. However, depending on the type of ammunition involved, and other specific requirements of any final law, the imposition of such a system could significantly increase the cost of manufacturing and selling the Company’s ammunition products.

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

•	Our sole stockholder, Holding, was recently purchased by an unrelated third party, AHA. There can be no assurance that we will recognize anticipated benefits, if any, as a result of this Acquisition.

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

          Certain of our financial instruments are subject to interest rate risk. As of June 30, 2007, we had long-term borrowings of $278.1 million ($300.2 million at June 30, 2006) of which $76.3 million ($98.0 million at June 30, 2006) was issued at variable rates. Assuming no changes in the $56.8 million of monthly average variable-rate debt levels ($62.2 million at June 30, 2006) from the latest twelve months ended June 30, 2007, we estimate that a hypothetical change of 100 basis points in the LIBOR and ABR interest rates would impact interest expense by $0.6 million ($0.6 million at June 30, 2006) on an annualized pretax basis. We were not a party to any interest rate cap or other protection arrangements with respect to our variable rate indebtedness as of June 30, 2007 or 2006.

          We purchase copper, lead, and zinc option contracts to hedge against price fluctuations of anticipated commodity purchases. Lead, copper and zinc prices have experienced significant increases over the past three years primarily due to increased demand (including increased demand from China). The amounts of premiums paid for commodity contracts outstanding at June 30, 2007 were $3.5 million, $1.3 million lower than in 2006. At June 30, 2007 and 2006, the market value of our outstanding contracts relating to firm commitments and anticipated purchases up to twelve and twenty-one months, respectively, from the respective date was $11.8 million and $11.5 million, respectively, as determined with the assistance of a third party. Assuming a hypothetical 10% increase in copper, lead and zinc commodity prices which are currently hedged, we would experience an approximate $8.6 million ($11.9 million at June 30, 2006) increase in our cost of related inventory purchased, which would be partially offset by an approximate $3.2 million ($2.9 million at June 30, 2006) increase in the value of related hedging instruments. With the volatility of pricing that we have experienced, we believe that significant changes in commodity pricing could have a future material impact on our consolidated financial position, results of operations, or cash flows.

          We also purchase steel supplies for use in the manufacture of certain firearms and ammunition products. Assuming a hypothetical 10% increase in steel prices, we would experience an approximate $0.4 million (an approximate $0.4 million at June 30, 2006) increase in our cost of related inventory purchased.

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

          As of and for the period ended June 30, 2007 (the “Evaluation Date”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at the Evaluation Date.

          Furthermore, there have been no changes in internal control over financial reporting that occurred during the second quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

          Section 404 of the Sarbanes-Oxley Act of 2002 requires a company that is not an accelerated filer, such as the Company, to report on the effectiveness of its internal control over financial reporting beginning with its 2007 Annual Report on Form 10-K, which we are required to file with the SEC no later than March 31, 2008. Our independent registered public accounting firm will be required to attest to the Company’s effectiveness of internal controls over financial reporting beginning with the Company’s 2008 Annual Report on Form 10-K. Our management has been and is continuing to work to ensure that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          Under the terms of the Purchase Agreement, the 1993 Sellers retained liability for, and are required to indemnify us against:

•	liability in excess of our limited financial responsibility for environmental claims and disclosed product liability claims relating to pre-closing occurrences;

•	liability for product liability litigation related to products discontinued as of the date of the purchase agreement; and

•	certain tax liabilities, and employee and retiree compensation and benefit liabilities and intercompany accounts payable which do not represent trade accounts payable.

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

Product Liability Litigation

          Since December 1, 1993, we have maintained insurance coverage for product liability claims subject to certain self-insured retentions on a per-occurrence basis for personal injury or property damage relating to occurrences arising after the Asset Purchase. We believe that our current product liability insurance coverage for personal injury and property damage is adequate for our needs. Our current product liability insurance policy runs from December 1, 2006 through November 30, 2007 and provides for certain self-insured retention amounts per occurrence. It also includes a limited batch clause provision. Applicable to our primary Products policy, this allows that a single retention be assessed when the same defect manufactured in a common lot or batch results in multiple injuries or damages to third parties. The policy excludes from coverage any pollution-related liability. Based in part on the nature of our products, there can be no assurance that we will be able to obtain adequate product liability insurance coverage upon the expiration of the current policy. Certain of our current excess insurance coverage expressly excludes actions brought by municipalities as described below.

          As a result of contractual arrangements, we manage the joint defense of product liability litigation involving Remington brand firearms and our ammunition products for both Remington and the 1993 Sellers. As of June 30, 2007, approximately 9 individual bodily injury cases and claims were pending, primarily alleging defective product design, defective manufacture and/or failure to provide adequate warnings; some of these cases seek punitive as well as compensatory damages. We have previously disposed of a number of other cases involving post-Asset Purchase occurrences by settlement. All of the individual cases and claims pending as of June 30, 2007 involve post-Asset Purchase occurrences for which we bear responsibility under the Purchase Agreement.

          The relief sought in individual cases includes compensatory and, sometimes, punitive damages. Not all complaints or demand letters expressly state the amount of damages sought. As a general matter, when specific amounts are provided, compensatory damages sought range from less than $75,000 to more than $10 million, while demands for punitive damages may range from less than $500,000, to as much as $100 million. Of the 9 individual post-Asset Purchase claims pending as of June 30, 2007, claimants specifying amounts purport to seek approximately $31.1 million in compensatory and $10.0 million in punitive damages. In the Company’s experience, initial demands do not generally bear a reasonable relationship to the facts and circumstances of a particular matter, and in any event, are typically reduced significantly as a case proceeds. The Company believes that its accruals for product liability cases and claims, as described below, are a superior quantitative measure of the cost to it of product liability cases and claims.

          At June 30, 2007, our accrual for product liability cases and claims was $14.4 million. The amount of our accrual for product liability cases and claims is based upon estimates developed as follows. We establish reserves for anticipated defense and disposition costs to us of those pending cases and claims for which we are financially responsible. Based on those estimates and an actuarial analysis of actual defense and disposition costs incurred by us with respect to product liability cases and claims in recent years, we determine the estimated defense and disposition costs for unasserted product liability cases and claims. We combine the estimated defense and disposition costs for both pending and unasserted cases and claims to determine the amount of our accrual for product liability cases and claims. It is reasonably possible additional experience could result in further increases or decreases in the period in which such information is made available. We believe that our accruals for losses relating to such cases and claims are adequate. Our accruals for losses relating to product liability cases and claims include accruals for all probable losses the amount of which can be reasonably estimated. Based on the relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Asset Purchase, our accruals for the uninsured costs of such cases and claims and the Sellers’ agreement to be responsible for a portion of certain post-Asset Purchase shotgun-related product liability costs, as well as the type of firearms products that we make), we do not believe with respect to product liability cases and claims that any probable loss exceeding amounts already recognized through our accruals has been incurred.

          Because our assumption of financial responsibility for certain product liability cases and claims involving pre-Asset Purchase occurrences was limited to an amount that has now been fully paid, with the 1993 Sellers retaining liability in excess of that amount and indemnifying us in respect of such liabilities, and because of our accruals with respect to such cases and claims, as well as the passage of time, we believe that product liability cases and claims involving occurrences arising prior to the Asset Purchase are not likely to have a material adverse effect upon our financial condition, results of operations or cash flows. Moreover, although it is difficult to forecast the outcome of litigation, we do not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Asset Purchase, our accruals for the uninsured costs of such cases and claims and the 1993 Sellers’ agreement to be responsible for a portion of certain post-Asset Purchase shotgun-related product liability costs, as well as the type of firearms products that we make), that the outcome of all pending post-Asset Purchase product liability cases and claims will be likely to have a material adverse effect upon our financial condition, results of operations or cash flows. Nonetheless, in part because the nature and extent of liability based on the manufacture and/or sale of allegedly defective products (particularly as to firearms and ammunition) is uncertain, there can be no assurance that our resources will be adequate to cover pending and future product liability occurrences, cases or claims, in the aggregate, or that a material adverse effect upon our financial condition, results of operations or cash flows will not result therefrom. Because of the nature of our products, we anticipate that we will continue to be involved in product liability litigation in the future. Because of the potential nature of injuries relating to firearms and ammunition, certain public perceptions of our products, and recent efforts to expand liability of manufacturers of firearms and ammunition, product liability cases and claims, and insurance costs associated with such cases and claims, may cause us to incur material costs.

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

          In addition, the 1993 Sellers agreed in 1996 to indemnify us against a portion of certain product liability costs involving various shotguns manufactured prior to 1995 and arising from occurrences on or prior to

November 30, 1999. Except as noted, these indemnification obligations of the 1993 Sellers relating to product liability and environmental matters (subject to a limited exception) are not subject to any survival period limitation, deductible or other dollar threshold or cap. We and the 1993 Sellers are also party to separate agreements setting forth agreed procedures for the management and disposition of environmental and product liability claims and proceedings relating to the operation or ownership of the business prior to the Asset Purchase, and are currently engaged in the joint defense of certain product liability claims and proceedings. See “—Product Liability Litigation”.

Item 1A. Risk Factors

          In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our predecessor Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

          Furthermore, Holding, the sole stockholder of the Company, was sold to American Heritage Arms, LLC (an affiliate of Cerberus Capital Management, L.P.) (“AHA”) on May 31, 2007. You should carefully consider the risks associated with this transaction, which we refer to as the Acquisition, including those set forth below.

          The recent Acquisition by American Heritage Arms may not meet our expectations.

          We believe the Acquisition will strengthen our ability to grow our leadership position in shotguns, rifles and ammunition in the United States and provide additional capital to further develop our market presence internationally and accelerate operational improvements within the Company. However, we may not experience the anticipated benefits of the Acquisition.

          The substantial diversion of management’s attention from Remington’s day-to-day business when evaluating and considering the impact of the Acquisition could negatively impact our business, operating results or financial condition.

          Since the Closing Date of the Acquisition, our management has spent a significant amount of time addressing various matters related to the Acquisition and has not been able to focus all of its time on our ongoing business matters. The diversion of our management’s attention and any delay or difficulties encountered in connection with the Acquisition could result in the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that could negatively affect our ability to maintain relationships with customers, suppliers, employees and others with whom we have business dealings.

          Management is currently working on negotiating a new union contract, which could negatively impact our business, operating results or financial condition.

           If union negotiations are not successful, some of our employees could strike, which could have a negative impact on our consolidated financial position, results of operations, or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          There are no matters to report subject to this Item for the period ended June 30, 2007.

Item 3. Defaults Upon Senior Securities

          There are no matters to report subject to this Item for the period ended June 30, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

          As previously announced in Remington’s Form 8-K filed on April 10, 2007, as amended on April 12, 2007, RACI Holding, Inc. (“Holding”), the sole stockholder of Remington Arms Company, Inc. (the “Company”), its stockholders and deferred stockholders, including the ownership interests represented by the BRS Fund and the CDR Fund (collectively, the “Sellers”), as well as Holding’s stock option holders, approved and entered into a stock purchase agreement (the “Stock Purchase Agreement”) with American Heritage Arms, LLC (an affiliate of Cerberus

Capital Management, L.P.) on April 4, 2007. The Stock Purchase Agreement was approved by Resolution of the Board of Holding on March 27, 2007, by Unanimous Written Consent.

          Also, as previously announced in Remington’s Form 8-K filed on May 1, 2007, the stockholders of Holding approved the payment of a cash bonus in an aggregate amount of $3.8 million to certain of Remington’s named executive officers (the “Cash Bonus”) at Holding’s annual meeting of stockholders on April 25, 2007, pending the successful closing of the Acquisition. The Cash Bonus was paid on the Closing Date to each of the following named executive officers: Thomas L. Millner, Stephen P. Jackson, Jr., Paul L. Cahan and Mark A. Little. The Holding stockholders voted via proxy to approve the payments by a vote of 200,255 votes for, 0 votes against, 4,539 votes abstaining and 414 votes not received. Additionally, at the annual meeting, the stockholders of Holding voted with 200,255 votes for, 0 votes against, 4,539 votes abstaining and 414 votes not received to ratify the Audit Committee’s appointment of Grant Thornton as Holding’s independent registered public accounting firm for the full fiscal year ending December 31, 2007 and elected B. Charles Ames, Michael G. Babiarz, Bobby R. Brown, Richard A. Gilleland, Richard E. Heckert, Leon J. Hendrix, Jr., Hubbard C. Howe, Thomas E. Ireland, Thomas L. Millner, Thomas L’Esperance, H. Norman Schwarzkopf and Stephen C. Sherrill to serve for the next succeeding year or until their successors are duly elected and qualified. Each of the directors received 200,255 votes for, 0 votes against, 4,539 votes abstaining and 414 votes not received.

          As announced in Remington’s Form 8-K filed on June 6, 2007, on the Closing Date of the Acquisition, all of the members of the Board immediately prior to the Closing Date resigned on the Closing Date except for Bobby R. Brown and Thomas L. Millner. On June 3, 2007, as recommended by the Permitted Holder (as defined in the Indenture), Holding, as the sole Stockholder of Remington, acted by written consent to amend Section 2.02 of the by-laws of Remington to increase the size of the board and to appoint George Kollitides, II, Kurt B. Larsen, Walter McLallen, Paul Miller and Madhu Satyanarayana to the Board. The by-law amendment replaced Section 2.02 of the by-laws of Remington with the following: “Section 2.02 Number and Term of Office. The number of Directors constituting the entire Board of Directors shall be eight (8), which number may be modified from time to time by the Directors, but in no event shall the number of Directors be less than one (1). Each Director (whenever elected) shall hold office until his successor has been duly elected and qualified, or until his earlier death, resignation or removal.”

Item 5. Other Information

          There are no matters to report subject to this Item for the period ended June 30, 2007.

Item 6. Exhibits

3.2	Remington Arms Company, Inc. By-Laws, as amended and restated on June 3, 2007.

4.1

Supplemental Indenture dated as of May 17, 2007, by and among Remington Arms Company, Inc., U.S. Bank National Association, and RA Brands, L.L.C.; previously filed as Exhibit 4.1 to Remington’s Current Report on Form 8-K, filed May 21, 2007 and incorporated herein by reference.

4.2	First Amendment to Amended and Restated Credit Agreement, dated May 31, 2007, by and among Remington, Wachovia Bank, National Association, and the lenders from time to time parties thereto.

10.1	Executive Employment Agreement, dated as of May 31, 2007, between Remington Arms Company, Inc., and Thomas L. Millner.*

10.2	Executive Employment Agreement, dated as of May 31, 2007, between Remington Arms Company, Inc., and Stephen Jackson.*

10.3	Executive Employment Agreement, dated as of May 31, 2007, between Remington Arms Company, Inc., and E. Scott Blackwell.*

10.4	Executive Employment Agreement, dated as of May 31, 2007, between Remington Arms Company, Inc., and John DeSantis.*

10.5	Executive Employment Agreement, dated as of May 31, 2007, between Remington Arms Company, Inc., and Paul Cahan.*

10.6	Executive Employment Agreement, dated as of May 31, 2007, between Remington Arms Company, Inc., and Mark Little.*

10.7	Severance Agreement, dated as of May 31, 2007, between Remington Arms Company, Inc., and Donald Campbell.*

31.1	Certification Pursuant to 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Management contract or compensatory plan or arrangement.

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

REMINGTON ARMS COMPANY, INC.

/s/ Stephen P. Jackson, Jr.

Stephen P. Jackson, Jr.

Chief Financial Officer, Treasurer, and Corporate Secretary
(Duly Authorized Officer and Principal Financial Officer)

August 20, 2007

EXHIBIT INDEX

Exhibit No.	Description

3.2	Remington Arms Company, Inc. By-Laws, as amended and restated on June 3, 2007.

4.1

Supplemental Indenture, dated as of May 17, 2007, by and among Remington Arms Company, Inc., U.S. Bank National Association, and RA Brands, L.L.C.; previously filed as Exhibit 4.1 to Remington’s Current Report on Form 8-K, filed May 21, 2007 and incorporated herein by reference.

4.2	First Amendment to Amended and Restated Credit Agreement, dated May 31, 2007, by and among Remington, Wachovia Bank, National Association, and the lenders from time to time parties thereto.

10.1	Executive Employment Agreement, dated as of May 31, 2007, between Remington Arms Company, Inc., and Thomas L. Millner.*

10.2	Executive Employment Agreement, dated as of May 31, 2007, between Remington Arms Company, Inc., and Stephen Jackson.*

10.3	Executive Employment Agreement, dated as of May 31, 2007, between Remington Arms Company, Inc., and E. Scott Blackwell.*

10.4	Executive Employment Agreement, dated as of May 31, 2007, between Remington Arms Company, Inc., and John DeSantis.*

10.5	Executive Employment Agreement, dated as of May 31, 2007, between Remington Arms Company, Inc., and Paul Cahan.*

10.6	Executive Employment Agreement, dated as of May 31, 2007, between Remington Arms Company, Inc., and Mark Little.*

10.7	Severance Agreement, dated as of May 31, 2007, between Remington Arms Company, Inc., and Donald Campbell.*

31.1	Certification Pursuant to 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Management contract or compensatory plan or arrangement.

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