Form 10-Q/A
period 2007-06-30
REMINGTON ARMS CO INC/
filed 2007-11-13
CIK 916504

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

                This Form 10-Q/A amends our Form 10-Q filed August 20, 2007. As previously announced in our Form 8-K filed on October 31, 2007, the Audit Committee of the Board of Directors of Remington Arms Company, Inc. (the “Company”), together with members of Company management, concluded during the fourth quarter of 2007 that the Company’s previously reported financial statements for the period beginning June 1, 2007 and ending June 30, 2007 (the “Successor Period”), which were included in the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 2007 (the “Quarterly Period”), should no longer be relied upon and would accordingly be restated (the “Restatement”).

                The Restatement was made to correct an error in the calculation of the Company’s income tax benefit in the Successor Period financial statements. The Company incorrectly accounted for income taxes for the Quarterly Period by applying an estimated effective tax rate for the annual period beginning January 1, 2007 and ending December 31, 2007 to the Quarterly Period. Instead, the Company should have applied an estimated effective tax rate representing the seven month period beginning June 1, 2007 and ending December 31, 2007 to the Successor Period. As a result of this error, the income tax benefit reported in the Successor Period financial statements was understated by approximately $2.0 million, with a related overstatement of net loss. In addition, other long-term liabilities reported in the Successor Period financial statements were overstated by $1.9 million and the current portion of income taxes payable was overstated by $0.1 million. The adjustments that were made in the Restatement did not affect reported net sales, gross profit, EBIT or Adjusted EBITDA for the Quarterly Period and did not impact the Company’s compliance with financial covenants under its amended and restated credit facility for the Quarterly Period. A reconciliation containing adjustments from Generally Accepted Accounting Principles (“GAAP”) results to Adjusted EBITDA is included in Note 15 to the financial statements.

                The Company files its income taxes in a consolidated tax return with its sole stockholder, RACI Holding, Inc. (“Holding”). Even though GAAP established a new basis of accounting and reporting beginning June 1, 2007 and the use of a seven month period in calculating an estimate of the effective tax rate, the structure of the purchase of Holding by AHA (the “Acquisition”), which was the purchase of stock rather than a purchase of assets, did not result in a short period for purposes of federal income tax under the Internal Revenue Code. Therefore, although the Company continued as the same legal entity after May 31, 2007, for GAAP purposes the activities of the Company, including tax calculations, are treated as if it was a new entity.

                For a discussion of the restatement adjustment, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Previously Issued Financial Statements” and Note 2 to the interim unaudited consolidated financial statements presented herein. For a further explanation of the circumstances surrounding the restatement, see “Part I, Item 4. Controls and Procedures.”

                All amounts referenced in this Form 10-Q/A, including the 2007 interim periods, reflect the relevant amounts on a restated basis. Items from our Form 10-Q filed on August 20, 2007 not included in this Form 10-Q/A remain unamended. Except as described above, no other changes have been made to the Form 10-Q.

REMINGTON ARMS COMPANY, INC. FORM 10-Q/A June 30, 2007 INDEX

		Page No.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Financial Statements	1

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 4.	Controls and Procedures	49

Part II.	OTHER INFORMATION

Item 6.	Exhibits	51

SIGNATURE		52

EXHIBIT INDEX		53

Remington Arms Company, Inc. Consolidated Balance Sheets (Dollars in Millions, Except Per Share Data)

	Restated

	Successor	Predecessor

	Unaudited		Unaudited

	June 30, 2007	December 31, 2006	June 30, 2006

ASSETS	(See Note 3)
Current Assets
Cash and Cash Equivalents	$0.6	$0.5	$0.4
Accounts Receivable Trade - net	104.9	92.8	123.8
Inventories - net	170.1	110.8	134.3
Supplies	7.7	7.7	7.8
Prepaid Expenses and Other Current Assets	24.3	13.0	22.8
Deferred Tax Assets	—	0.9	—

Total Current Assets	307.6	225.7	289.1

Property, Plant and Equipment - net	103.5	69.3	71.1
Goodwill and Intangibles - net	140.7	59.1	59.1
Debt Issuance Costs - net	5.1	5.7	6.5
Other Noncurrent Assets	16.6	11.5	10.8

Total Assets	$573.5	$371.3	$436.6

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$29.2	$30.8	34.9
Book Overdraft	4.6	4.5	0.8
Short-Term Debt	1.8	3.1	2.4
Current Portion of Long-Term Debt	0.7	0.4	0.4
Current Portion of Product Liability	2.9	2.9	2.5
Current Portion of Income Taxes Payable	—	1.5	1.4
Deferred Tax Liabilities	1.7	—	1.8
Other Accrued Liabilities	49.4	52.3	38.4

Total Current Liabilities	90.3	95.5	82.6

Long-Term Debt, net of Current Portion	281.2	221.0	299.8
Retiree Benefits, net of Current Portion	42.3	45.2	57.1
Product Liability, net of Current Portion	11.4	7.6	9.1
Deferred Tax Liabilities	21.7	10.0	8.0
Other Long-Term Liabilities	4.5	2.2	1.6

Total Liabilities	451.4	381.5	458.2

Commitments and Contingencies

Stockholder’s Equity (Deficit)
Class A Common Stock, par value $.01;
1,000 shares authorized and outstanding
at June 30, 2007, December 31, 2006 and
June 30, 2006, respectively	—	—	—
Paid in Capital	124.2	89.3	89.1
Accumulated Other Comprehensive Income (Loss)	1.7	(3.2)	2.0
Accumulated Deficit	(3.8)	(96.3)	(112.7)

Total Stockholder’s Equity (Deficit)	122.1	(10.2)	(21.6)

Total Liabilities and Stockholder’s Equity (Deficit)	$573.5	$371.3	$436.6

The accompanying notes are an integral part of these consolidated financial statements.
1

Remington Arms Company, Inc. Consolidated Statements of Operations (Dollars in Millions) (Unaudited)

	Restated			Restated

	Successor	Predecessor		Successor	Predecessor

	2007	2007	2006	2007	2007	2006

	June 1 - June 30	April 1 - May 31	April 1 - June 30	June 1 - June 30	January 1 - May 31	January 1 - June 30

	(See Note 3)	(See Note 3)		(See Note 3)	(See Note 3)

Net Sales (1)	$45.1	$64.7	$91.1	$45.1	$167.0	$187.6

Cost of Goods Sold	41.0	46.0	72.9	41.0	117.3	151.1

Gross Profit	4.1	18.7	18.2	4.1	49.7	36.5

Selling, General and Administrative Expenses	7.4	11.6	18.1	7.4	30.3	35.4

Research and Development Expenses	0.6	1.2	1.5	0.6	2.7	3.1

Other Income	(0.3)	(3.7)	(0.4)	(0.3)	(4.5)	(1.0)

Operating Profit (Loss)	(3.6)	9.6	(1.0)	(3.6)	21.2	(1.0)

Interest Expense	2.3	4.5	7.4	2.3	10.9	14.2

Income (Loss) from Operations before Income
Taxes and Equity in Losses from Unconsolidated Joint Venture	(5.9)	5.1	(8.4)	(5.9)	10.3	(15.2)

Income Tax Provision (Benefit)	(2.1)	0.9	0.3	(2.1)	1.3	0.5

Equity in Losses from Unconsolidated Joint Venture	—	—	0.1	—	—	0.4

Net Income (Loss)	$(3.8)	$4.2	$(8.8)	$(3.8)	$9.0	$(16.1)

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
2

Remington Arms Company, Inc. Consolidated Statements of Cash Flows (Dollars in Millions) (Unaudited)

	Restated

	Successor	Predecessor

	2007	2007	2006

	June 1 - June 30	January 1 - May 31	January 1 - June 30

Operating Activities	(See Note 3)	(See Note 3)
Net Income (Loss)	$(3.8)	$9.0	$(16.1)
Adjustments to reconcile Net Income (Loss) to Net Cash used in Operating Activities:
Depreciation and Amortization	1.4	4.8	5.7
Equity in Losses from Unconsolidated Joint Venture	—	—	0.4
Pension Plan Contributions	—	(5.9)	(5.1)
Pension Plan Expense	0.6	3.7	5.8
Provision for Deferred Income Taxes, net	(2.1)	0.3	0.5
Other Non-cash Charges	—	1.9	0.3
Changes in Operating Assets and Liabilities:
Accounts Receivable Trade - net	(10.9)	(1.2)	(31.6)
Inventories	10.8	(39.5)	(35.0)
Prepaid Expenses and Other Current Assets	(3.2)	(5.5)	(5.7)
Other Noncurrent Assets	0.3	(2.6)	0.1
Accounts Payable	(9.8)	8.2	9.9
Income Taxes Payable	(0.1)	(1.4)	—
Other	8.2	(8.1)	3.8

Net Cash used in Operating Activities	(8.6)	(36.3)	(67.0)

Investing Activities
Option Cancellation Payments	(1.1)	—	—
Seller Related Expenses Paid by Remington	—	(4.7)	—
Transaction Costs Related to the Acquistion	—	(5.1)	—
Purchase of Property, Plant and Equipment	(0.5)	(2.1)	(2.2)
Premiums paid for Company Owned Life Insurance	—	(0.2)	(0.3)
Cash Contribution to Unconsolidated Joint Venture	—	—	(0.2)

Net Cash used in Investing Activities	(1.6)	(12.1)	(2.7)

Financing Activities
Proceeds from Revolving Credit Facility	11.7	103.1	115.9
Payments on Revolving Credit Facility	(20.6)	(37.3)	(37.3)
Cash Withheld from Sellers Provided by AHA	—	4.7	—
Cash Contributions from AHA	6.1	—	—
Debt Issuance Costs	—	(5.2)	(0.8)
Amount Paid to Holding for Acquisition Costs	—	(3.8)	—
Principal Payments on Long-Term Debt	—	(0.1)	(0.1)
Change in Book Overdraft	4.6	(4.5)	(8.1)

Net Cash provided by Financing Activities	1.8	56.9	69.6

Change in Cash and Cash Equivalents	(8.4)	8.5	(0.1)
Cash and Cash Equivalents at Beginning of Period	9.0	0.5	0.5

Cash and Cash Equivalents at End of Period	$0.6	$9.0	$0.4

Supplemental Cash Flow Information:
Cash Paid for:
Interest	$0.4	$11.8	$13.1
Income Taxes	$—	$0.1	$—
Previously accrued Capital Expenditures	$—	$0.6	$1.1
Noncash Investing and Financing Activities:
Financing of insurance policies	$1.8	$1.9	$2.4
Acquisition of Parent Company by AHA	$118.1	$—	$—
Debt Issuance Costs Capitalized	$—	$—	$0.1
Conversion of Parent Company Stock Liability to Equity	$—	$0.1	$—

The accompanying notes are an integral part of these consolidated financial statements.
3

Remington Arms Company, Inc. Consolidated Statement of Stockholder’s Deficit and Comprehensive Income (Loss) (Dollars in Millions) (Unaudited)

	Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder’s Equity (Deficit)

Predecessor
Balance, December 31, 2006	$89.3	$(3.2)	$(96.3)	$(10.2)

Comprehensive Income:
Net Income	—	—	9.0	9.0
Other comprehensive income:
Minimum Pension Liability	—	3.0	—	3.0
Net derivative gains, net of tax effect of $2.3	—	3.6	—	3.6
Net derivative gains reclassified as earnings, net of tax effect of ($2.3)	—	(3.8)	—	(3.8)

Total Comprehensive Income				11.8

Non Cash Contribution from Holding	1.7	—	—	1.7
Amount Paid to Holding for Acquisition Costs	—	—	(3.8)	(3.8)
Cumulative Effect of Change in
Accounting Principle	—	—	0.2	0.2

Balance, May 31, 2007	$91.0	$(0.4)	$(90.9)	$(0.3)

	Restated

Successor
Acquisition of Parent Company by AHA	$124.2	$—	$—	$124.2
Comprehensive Income:
Net Loss	—	—	(3.8)	(3.8)
Other comprehensive income:
Net derivative gains, net of tax effect of $1.1	—	1.7	—	1.7

Total Comprehensive Loss				(2.1)

Balance, June 30, 2007	$124.2	$1.7	$(3.8)	$122.1

The accompanying notes are an integral part of these consolidated financial statements.
4

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

                Valuations being prepared with the assistance from a third party valuation firm (for inventory, property, plant and equipment and intangibles) are still being finalized and may change from preliminary estimates. The summary of the estimated fair values of the assets acquired and liabilities assumed is presented in Note 3.

5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

Note 2 – Restatement of Previously Issued Financial Statements

                The Company has restated its previously issued financial statements for the quarterly period ended June 30, 2007 (the “Quarterly Period”) on Form 10-Q/A to reflect the correction in the calculation of its income tax benefit. The Company incorrectly accounted for income taxes for the Quarterly Period by applying an estimated effective tax rate for the annual period beginning January 1, 2007 and ending December 31, 2007 to the Quarterly Period. Instead, the Company should have applied an estimated effective tax rate representing the seven month period beginning June 1, 2007 and ending December 31, 2007 to the Successor Period. As a result of this error, the income tax benefit reported in the Successor Period financial statements was understated by approximately $2.0, with a related overstatement of net loss. In addition, other long-term liabilities reported in the Successor Period financial statements were overstated by $1.9 and the current portion of income taxes payable was overstated by $0.1.

                The Company files its income taxes in a consolidated tax return with its sole stockholder, RACI Holding, Inc. (“Holding”). Even though a new basis of accounting and reporting was established under
Generally Accepted Accounting Principles (“GAAP”) beginning June 1, 2007 along with the use of a seven month period in calculating an estimate of the effective tax rate, the structure of the purchase of Holding by AHA (the “Acquisition”), which was the purchase of stock rather than a purchase of assets, did not result in a short period for purposes of federal income tax under the Internal Revenue Code. Therefore, although the Company continued as the same legal entity after May 31, 2007, for GAAP purposes the activities of the Company, including tax calculations, are treated as if it was a new entity.

                All amounts referenced in this Quarterly Report on Form 10-Q/A for June 30, 2007 reflect relevant amounts on a restated basis.

                The tables below set forth the effect of the adjustment as of and for the month ended June 30, 2007 of the Successor, as applicable:

Restated Consolidated Balance Sheet Amounts

	Successor	Successor
	June 30, 2007	June 30, 2007
	As Reported	As Restated
Current Portion of Income Taxes Payable	$0.1	$0.0
Total Current Liabilities	90.4	90.3
Other Long-Term Liabilities	6.4	4.5
Total Liabilities	453.4	451.4
Accumulated Deficit	(5.8)	(3.8)
Total Stockholder’s Equity (Deficit)	120.1	122.1

Restated Consolidated Statement of Operations Amounts

	Successor	Successor
	June 1-June 30, 2007	June 1-June 30, 2007
	As Reported	As Restated
Income Tax Provision (Benefit)	$(0.1)	$(2.1)
Net Income (Loss)	(5.8)	(3.8)
6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) – Unaudited Restated Statement of Cash Flows Amounts

	Successor	Successor
	June 1-June 30, 2007	June 1-June 30, 2007
	As Reported	As Restated
Net Income (Loss)	$(5.8)	$(3.8)
Provision for Deferred Income Taxes, Net	0.1	(2.1)
Income Taxes Payable	0.0	(0.1)
Other	7.9	8.2

Restated Consolidated Statement of Stockholder’s Equity (Deficit) and Comprehensive Income Amounts

	Successor	Successor
	June 30, 2007	June 30, 2007
	As Reported	As Restated
Net Loss	$(5.8)	$(3.8)
Total Comprehensive Loss	(4.1)	(2.1)
Balance June 30, 2007	120.1	122.1

Note 3 – The Acquisition

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

                The Acquisition was financed with $125.0 of funds contributed to AHA by its members and approximately $14.1 of borrowings from Remington’s Revolving Credit Facility. In accordance with the terms of the Stock Purchase Agreement, the following is a summary of transactions between entities and sellers AHA, Holding and Remington disbursed funds as follows:

•	AHA paid sellers $59.0, net of $10.7 of costs incurred by the sellers, certain seller withholding taxes, and amounts to be placed in escrow

•	AHA provided the escrow agent $5.0 representing amounts withheld from the sellers gross sales price

•	AHA paid $0.7 of seller incurred legal fees with amounts withheld from the sellers gross sales price
7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) – Unaudited

•	AHA provided $48.2 to Holding for the payment of the Holding Notes and $0.7 for certain tax withholdings due from sellers

•	AHA provided Remington with $5.1 for payment of management bonus and cancellation of options, net of seller related expenses. Holding paid $48.2 to satisfy in full the Holding Notes

•	Holding paid $3.7 of certain Acquisition related costs with funds provided from Remington and provided Remington with $0.7 associated with tax withholdings from the sellers

•	Remington provided Holding with $3.8 from its Revolving Credit Facility to pay for certain buyer related Acquisition costs described above.

•	Remington paid $10.3 from its Revolving Credit Facility in connection with obtaining waivers, amendments and consents to the Revolving Credit Facility and $200.0 10.5% Senior Notes due 2011.

•	Remington paid $0.7 for cancellation of options and $1.1 of withholding taxes from amounts withheld from sellers and option holders

•	Remington paid $4.0 management bonuses and related withholding taxes from amounts that were withheld from the sellers and from funds provided from AHA.

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

                The Acquisition was accounted for as a business combination using the purchase method of accounting, in accordance with FASB Statement No. 141 “Business Combinations”, whereby the purchase price (including assumed liabilities) is allocated and pushed down to the assets acquired based on their estimated fair market values at the date of the Acquisition. An independent third party appraiser was engaged to assist management and perform valuations of certain of the tangible and intangible assets acquired as of May 31, 2007. The excess of the purchase price over the fair value of the Company’s net assets was allocated to goodwill.

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

                The estimated amortizable lives for identifiable intangible assets are two to 18 years and the estimated useful lives for property, plant and equipment ranges from less than one year to 33 years. Note 9 identifies the preliminary lives of identifiable intangible assets.

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

Pro Forma Financial Results	For the Three Months Ended		For the Six Months Ended

	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Net Sales	$109.8	$91.1	$212.1	$187.6
Net Income (Loss)	(3.9)	(8.8)	(11.9)	(16.1)

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

Note 4 - Inventories

                Inventories consisted of the following at:

	(Unaudited)

	Successor	Predecessor

	June 30, 2007	December 31, 2006	June 30, 2006

Raw Materials	$24.6	$24.1	$24.5
Semi-Finished Products	31.9	23.5	23.1
Finished Products	113.6	63.2	86.7

Total	$170.1	$110.8	$134.3

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

Note 5 –Other Accrued Liabilities

                Other Accrued Liabilities consisted of the following at:

	(Unaudited)

	Successor	Predecessor

	June 30, 2007	December 31, 2006	June 30, 2006

Marketing	$5.9	$9.2	$5.0
Healthcare	5.5	6.1	6.4
Retiree Benefits (current portion)	17.0	18.6	10.2
Workers Compensation	4.7	4.5	4.0
Accrued Interest	1.9	1.8	1.8
Other	14.4	12.1	11.0

Total	$49.4	$52.3	$38.4

Note 6 - Warranty Accrual

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

Note 7 – Income Taxes (as Restated)

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

                We recorded an income tax benefit of ($2.1) on a loss from operations of $5.9 for the period June 1, 2007 through June 30, 2007 and income tax expense of $0.9 on income from operations of $5.1 for the period April 1, 2007 through May 31, 2007. Income tax expense of $0.3 was incurred for the period April 1, 2006 through June 30, 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) – Unaudited Note 8– Long-Term Debt Long-term Debt consisted of the following at:

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

                The interest rate margin for the ABR and the Euro-Dollar loans at June 30, 2007 is (0.50%) and 1.00%, respectively. The weighted average interest rate under the Company’s outstanding credit facility was 7.41% and 7.44% for the year-to-date periods ended June 30, 2007 and 2006, respectively.

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

Note 9 – Intangible Assets

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) – Unaudited The following table is a summary of the initial preliminary estimate:

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

                The Acquisition resulted in a new basis for the value of the Company’s sponsored defined benefit pension plan (the “Plan”) and a supplemental defined benefit pension plan (the “SERP”). Accordingly, the Company recorded $9.0 and $0.2 for the Plan and the SERP, respectively, to increase the Company’s estimated liability to equal the estimated difference between the fair value of plan assets and the estimated projected benefit obligation in connection with using the purchase price allocation. This resulted in increasing the liability by $9.2. The Company has utilized the actuarial pension assumptions from December 31, 2006, including a discount rate of 6.0%. These results are subject to change as they are based on preliminary data.

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

Anticipated Contributions to Pension Plan

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

                The following table summarizes the components of net periodic pension cost for the Company’s defined benefit pension plans for the periods ended:

	(Unaudited)

	Successor	Predecessor		Successor	Predecessor

	2007	2007	2006	2007	2007	2006

	June 1 — June 30	April 1 — May 31	April 1 — June 30	June 1 — June 30	January 1 — May 31	January 1 — June 30

Service Cost	$0.4	$0.8	$1.3	$0.4	$2.0	$2.6
Interest Cost	0.9	1.8	2.5	0.9	4.5	5.0
Expected Return on Assets	(0.9)	(1.8)	(2.4)	(0.9)	(4.5)	(4.8)
Amortization of Prior Service Cost	(0.0)	(0.0)	(0.2)	(0.0)	(0.0)	(0.5)
Recognized Net Actuarial Loss	0.3	0.7	1.9	0.3	1.8	3.8

Net Periodic Pension Cost	$0.7	$1.5	$3.1	$0.7	$3.8	$6.1

The following table summarizes the components of net periodic postretirement cost for the Company’s postretirement plan for the periods ended:

	(Unaudited)

	Successor	Predecessor		Successor	Predecessor

	2007	2007	2006	2007	2007	2006

	June 1 — June 30	April 1 — May 31	April 1 — June 30	June 1 — June 30	January 1 — May 31	January 1 — June 30

Service Cost	$—	$(0.2)	$0.1	$—	$—	$0.3
Interest Cost	—	(0.3)	0.4	—	(0.1)	0.7
Net Amortization and Deferral	—	(0.1)	0.1	—	—	0.1

Net Periodic Benefit Cost	$—	$(0.6)	$0.6	$—	$(0.1)	$1.1

                For the successor period, amounts for each component are less than $0.1.

Note 11— Investment in Unconsolidated Joint Venture

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

                The following summarizes the Company’s investment account balance associated with RELES at:

	Successor	Predecessor

Account	June 1-June 30, 2007	January 1- May 31, 2007	December 31, 2006	June 30, 2006

Investment in Unconsolidated Joint Venture	$2.8	$—	$—	$—
Equity in Losses from Unconsolidated Joint Venture	(0.0)	—	0.4	0.4

Note 12 – Stock Incentive and Option Plans

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

Note 13 - Commitments and Contingencies

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

Successor

                At June 30, 2007, the fair value of the Company’s outstanding option contracts designated as cash flow hedges relating to firm commitments and anticipated consumption (aggregate notional amount of 27.0 million pounds of copper, lead and zinc) up to twelve months from such date was $11.8 as determined with the assistance of a third party. At June 30, 2006, the fair value of the Company’s outstanding derivatives contracts relating to firm commitments and anticipated consumption (aggregate notional amount of 52.2 million pounds of copper and lead) up to twenty-one months from such date was $11.5 as determined with the assistance of a third party. The volatility of pricing the Company has experienced to date has affected our results of operations. The Company believes that further significant changes in commodity pricing could have a future material impact on the consolidated financial position, results of operations and cash flows of the Company.

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

        Note 15 - Segment Information

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

                A reconciliation containing adjustments from GAAP results to Adjusted EBITDA is included in this Note 15.

Information on Segments:

	(Unaudited)			(Unaudited)

	Successor	Predecessor		Successor	Predecessor

	2007	2007	2006	2007	2007	2006

	June 1 – June 30	April 1- May 31	April 1- June 30	June 1 – June 30	January 1- May 31	January 1- June 30

Net Sales:
Firearms	$18.3	$30.2	$44.7	$18.3	$80.5	$96.4
Ammunition	24.2	31.8	42.7	24.2	78.9	83.5
All Other	2.6	2.7	3.7	2.6	7.6	7.7

Consolidated Net Sales	$45.1	$64.7	$91.1	$45.1	$167.0	$187.6

Adjusted EBITDA:
Firearms	$3.4	$4.5	$1.5	$3.4	$12.3	$6.3
Ammunition	1.0	3.4	2.0	1.0	10.5	1.0
All Other	0.4	0.1	0.6	0.4	0.6	1.5
Other Reconciling Items	(0.6)	0.1	(0.2)	(0.6)	(0.2)	(0.3)

Adjusted EBITDA	$4.2	$8.1	$3.9	$4.2	$23.2	$8.5

	(Unaudited)

	Successor	Predecessor

	June 30, 2007	December 31, 2006	June 30, 2006

Assets:
Firearms	$198.1	$151.0	$179.7
Ammunition	179.0	122.2	155.8
All Other	28.9	21.5	20.1
Other Reconciling Items	167.5	76.6	81.0

Consolidated Assets	$573.5	$371.3	$436.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

                The following table illustrates the calculation of Adjusted EBITDA, by reconciling Net Income (Loss) to Adjusted EBITDA:

	(Unaudited)			(Unaudited)

	Restated			Restated

	Successor	Predecessor		Successor	Predecessor

	2007	2007	2006	2007	2007	2006

	June 1 — June 30	April 1 — May 31	April 1 — June 30	June 1 — June 30	January 1 — May 31	January 1 — June 30

Net Income (Loss)	$(3.8)	$4.2	$(8.8)	$(3.8)	$9.0	$(16.1)
Adjustments:
Depreciation Expense	1.2	1.7	2.5	1.2	4.2	4.9
Interest Expense (A)	2.3	4.5	7.4	2.3	10.9	14.2
Intangible Amortization	0.2	—		0.2
Other Noncash Charges (B)	(0.1)	1.1	1.8	(0.1)	1.7	3.4
Non-Recurring Items (C)	6.5	(4.3)	0.6	6.5	(3.9)	1.2
Equity in Losses From
Unconsolidated Joint Venture	—	—	0.1	—	—	0.4
Income Tax Expense	(2.1)	0.9	0.3	(2.1)	1.3	0.5

Adjusted EBITDA	$4.2	$8.1	$3.9	$4.2	$23.2	$8.5

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

(C)
Nonrecurring items for the one month period ended June 30, 2007 included $0.7 of professional fees and expenses incurred by the Company’s Chief Restructuring Officer in connection with factory improvement initiatives and $5.8 related to the inventory write-up from the application of purchase accounting to inventory as of May 31, 2007 being recognized in cost of sales as the acquired inventory is sold at a higher basis. Nonrecurring items included in the two and five month periods ended May 31, 2007 are ($4.9) for both periods of gain associated with the unsettled metals hedging contracts from the predecessor company (See Note 13); ($0.2) and $0.1, respectively of professional fees related to the Acquisition; zero and $0.1, respectively, of professional fees associated with the Haskin settlement agreement; $0.1 for both periods of expense associated with certain employee benefits; and $0.7 for both periods of expense related to certain predecessor company insurance policies. The quarter and year-to-date period ended June 30, 2006 includes $0.5 and $1.1, respectively, associated with nonrecurring professional fees, and $0.1 and $0.1, respectively, associated with an exclusive distribution agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

Note 16 - Financial Position and Results of Operations of Remington Arms Company, Inc.

                The following condensed consolidating financial data provides information regarding the financial position and results of operations of Remington Arms Company, Inc. (Remington), including Remington’s 100% owned subsidiaries, RA Brands, RA Factors (which was merged with and into Remington as of December 31, 2006), and Remington Steam. This information complies with Rule 3-10 of Regulation S-X and does not contain the financial statement disclosures required for a complete set of financial statements as required by GAAP. Separate financial statements of Holding, Remington’s sole stockholder, and AHA, Holding’s sole stockholder, are not presented because management has determined that they would not be material to holders of the Notes as neither Holding nor AHA are guarantors of the Notes. The Notes are fully and unconditionally guaranteed on a joint and several basis by all of Remington’s subsidiaries, except Remington Steam. Remington Steam is a discrete legal entity; it is disregarded as an entity separate from its owner and has no separate financial information. Holding and AHA do not have any significant independent operations or assets other than their interests in Remington.

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2007
(Unaudited)

Restated Successor

ASSETS	Remington and Remington Steam	Combined Guarantor Subsidiary	Eliminations	Remington and Subsidiary

Current Assets	$306.6	$1.0	$—	$307.6
Receivable from Remington, Net	—	78.2	78.2	—
Equity method investment in subsidiaries	109.3	—	109.3	—
Noncurrent Assets	218.2	47.7	—	265.9

Total Assets	$634.1	$126.9	$187.5	$573.5

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities	$90.2	$—	$—	$90.2
Payable to RACI Holding, Inc., Net	0.9	—	—	0.9
Payable to RA Brands, L.L.C., Net	78.2	—	78.2	—
Noncurrent Liabilities	344.7	17.6	—	362.3
Stockholder’s Equity	120.1	109.3	109.3	120.1

Total Liabilities and Stockholder’s Equity	$634.1	$126.9	$187.5	$573.5

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2006
(Unaudited)

Predecessor

ASSETS	Remington and Remington Steam	Combined Guarantor Subsidiaries	Eliminations	Remington and Subsidiaries

Current Assets	$159.9	$129.2	$—	$289.1
Receivable from Remington, Net	—	75.3	75.3	—
Equity method investment in subsidiaries	240.7	—	240.7	—
Noncurrent Assets	104.2	43.3	—	147.5

Total Assets	$504.8	$247.8	$316.0	$436.6

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities	$82.6	$—	$—	$82.6
Payable to RACI Holding, Inc., Net	0.9	—	—	0.9
Payable to RA Brands, L.L.C., Net	60.1	—	60.1	—
Payable to RA Factors, Inc., Net	15.2	—	15.2	—
Noncurrent Liabilities	367.6	7.1	—	374.7
Stockholder’s Equity (Deficit)	(21.6)	240.7	240.7	(21.6)

Total Liabilities and Stockholder’s Equity	$504.8	$247.8	$316.0	$436.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) – Unaudited REMINGTON ARMS COMPANY, INC. CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

Restated Successor

June 1 - June 30, 2007 (Unaudited)	Remington and Remington Steam	Combined Guarantor Subsidiary	Eliminations	Remington and Subsidiary

Net Sales	$45.1	$—	$—	$45.1
Cost of Sales	(41.0)	—	—	(41.0)

Gross Profit	4.1	—	—	4.1
Subsidiary Income (Expense)	(1.9)	1.9	—	—
Research and Development Expenses	—	(0.6)	—	(0.6)
All Other Income (Expenses)	(6.8)	(0.5)	—	(7.3)
Income from Equity Investees	0.8	—	0.8	—

Net Income (Loss)	$(3.8)	$0.8	$0.8	$(3.8)

Predecessor

April 1 - May 31, 2007 (Unaudited)	Remington and Remington Steam	Combined Guarantor Subsidiary	Eliminations	Remington and Subsidiary

Net Sales	$64.7	$—	$—	$64.7
Cost of Sales	(46.0)	—	—	(46.0)

Gross Profit	18.7	—	—	18.7
Subsidiary Income (Expense)	(2.7)	2.7	—	—
Research and Development Expenses	—	(1.2)	—	(1.2)
All Other Income (Expenses)	(12.9)	(0.4)	—	(13.3)
Income from Equity Investees	1.1	—	1.1	—

Net Income	$4.2	$1.1	$1.1	$4.2

April 1 - June 30, 2006 (Unaudited)	Remington and Remington Steam	Combined Guarantor Subsidiaries	Eliminations	Remington and Subsidiaries

Sales	$91.1	$—	$—	$91.1
Cost of Sales	(72.9)	—	—	(72.9)

Gross Profit	18.2	—	—	18.2
Subsidiary Income (Expense)	(6.2)	6.2	—	—
Research and Development Expenses	—	(1.5)	—	(1.5)
All Other Income (Expenses)	(24.9)	(0.6)	—	(25.5)
Income from Equity Investees	4.1	—	4.1	—

Net Income (Loss)	$(8.8)	$4.1	$4.1	$(8.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Millions, Except Per Share Amounts) – Unaudited REMINGTON ARMS COMPANY, INC. CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

Restated Successor

June 1 - June 30, 2007 (Unaudited)	Remington and Remington Steam	Combined Guarantor Subsidiary	Eliminations	Remington and Subsidiary

Net Sales	$45.1	$—	$—	$45.1
Cost of Sales	(41.0)	—	—	(41.0)

Gross Profit	4.1	—	—	4.1
Subsidiary Income (Expense)	(1.9)	1.9	—	—
Research and Development Expenses	—	(0.6)	—	(0.6)
All Other Income (Expenses)	(6.8)	(0.5)	—	(7.3)
Income from Equity Investees	0.8	—	0.8	—

Net Income (Loss)	$(3.8)	$0.8	$0.8	$(3.8)

Predecessor

January 1 - May 31, 2007 (Unaudited)	Remington and Remington Steam	Combined Guarantor Subsidiary	Eliminations	Remington and Subsidiary

Net Sales	$167.0	$—	$—	$167.0
Cost of Sales	(117.3)	—	—	(117.3)

Gross Profit	49.7	—	—	49.7
Subsidiary Income (Expense)	(7.0)	7.0	—	—
Research and Development Expenses	—	(2.7)	—	(2.7)
All Other Income (Expenses)	(37.5)	(0.5)	—	(38.0)
Income from Equity Investees	3.8	—	3.8	—

Net Income	$9.0	$3.8	$3.8	$9.0

January 1 - June 30, 2006 (Unaudited)	Remington and Remington Steam	Combined Guarantor Subsidiaries	Eliminations	Remington and Subsidiaries

Sales	$187.6	$—	$—	$187.6
Cost of Sales	(151.1)	—	—	(151.1)

Gross Profit	36.5	—	—	36.5
Subsidiary Income (Expense)	(12.7)	12.7	—	—
Research and Development Expenses	—	(3.1)	—	(3.1)
All Other Income (Expenses)	(49.0)	0.5	—	(49.5)
Income from Equity Investees	9.1	—	9.1	—

Net Income (Loss)	$(16.1)	$9.1	$9.1	$(16.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
June 1 - June 30, 2007
(Unaudited)

Restated Successor

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
January 1 – May 31, 2007
(Unaudited)

Predecessor

	Remington and Remington Steam	Combined Guarantor Subsidiary	Eliminations	Remington and Subsidiary

Operating Activities
Net Cash Used in Operating Activities	$(36.1)	$(0.2)	$—	$(36.3)

Investing Activities
Seller Related Expenses Paid by Remington	(4.7)	—	—	(4.7)
Transaction Costs Related to the Acquisition	(5.1)	—	—	(5.1)
Purchase of Property, Plant and Equipment	(2.1)	—	—	(2.1)
Premiums paid for Company Owned Life Insurance	(0.2)	—	—	(0.2)

Net Cash Used in Investing Activities	(12.1)	—	—	(12.1)

Financing Activities
Net Proceeds from Revolving Credit Facility	65.8	—	—	65.8
Cash Withheld from Sellers, Provided by AHA	4.7	—	—	4.7
Debt Issuance Costs	(5.2)	—	—	(5.2)
Amount Paid to Holding for Acquisition Costs	(3.8)	—	—	(3.8)
Principal Payments on Long-Term Debt	(0.1)	—	—	(0.1)
Change in Book Overdraft	(4.5)	—	—	(4.5)

Net Cash Provided by Financing Activities	56.9	—	—	56.9

Change in Cash and Cash Equivalents	8.7	(0.2)	—	8.5
Cash and Cash Equivalents at Beginning of Period	0.3	0.2	—	0.5

Cash and Cash Equivalents at End of Period	$9.0	$—	$—	$9.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions, Except Per Share Amounts) – Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
January 1 - June 30, 2006
(Unaudited)

Predecessor

	Remington and Remington Steam	Combined Guarantor Subsidiary	Eliminations	Remington and Subsidiary

Operating Activities
Net Cash Used in Operating Activities	$(67.1)	$0.1	$—	$(67.0)

Investing Activities
Purchase of Property, Plant and Equipment	(2.2)	—	—	(2.2)
Premiums paid for Company Owned Life Insurance	(0.3)	—	—	(0.3)
Cash Contribution to Unconsolidated Joint Venture	(0.2)	—	—	(0.2)

Net Cash Used in Investing Activities	(2.7)	—	—	(2.7)

Financing Activities
Net Proceeds from Revolving Credit Facility	78.6	—	—	78.6
Debt Issuance Costs for Revolving Credit Facility	(0.8)	—	—	(0.8)
Principal payments on Long-Term Debt	(0.1)	—	—	(0.1)
Change in Book Overdraft	(8.1)	—	—	(8.1)

Net Cash Provided by Financing Activities	69.6	—	—	69.6

Change in Cash and Cash Equivalents	(0.2)	0.1	—	(0.1)
Cash and Cash Equivalents at Beginning of Period	0.5	—	—	0.5

Cash and Cash Equivalents at End of Period	$0.3	$0.1	$—	$0.4

Note 17 – Recent Accounting Pronouncements

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

Note 18 – Related Party Transactions

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

           Management’s Discussion and Analysis of Financial Condition and Results of Operations is separated into the following sections:

•	Recent Developments.

•	Executive Overview.

•	Restatement of Previously Issued Financial Statements.

•	Business Outlook.

•	Liquidity and Capital Resources.

•	Results of Operations.

•	Recent Accounting Pronouncements.

•	Regulatory Developments.

•	Information Concerning Forward-Looking Statements.

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

                The Acquisition was financed with $125.0 million of funds contributed to AHA by its members and approximately $14.1 million of borrowings from Remington’s Revolving Credit Facility. In accordance with the terms of the Stock Purchase Agreement, the following is a summary of transactions between entities and sellers AHA, Holding and Remington disbursed funds as follows:

•	AHA paid sellers $59.0 million, net of $10.7 million of costs incurred by the sellers, certain seller withholding taxes, and amounts to be placed in escrow

•	AHA provided the escrow agent $5.0 million representing amounts withheld from the sellers gross sales price

•	AHA paid $0.7 million of seller incurred legal fees with amounts withheld from the sellers gross sales price

•	AHA provided $48.2 million to Holding for the payment of the Holding Notes and $0.7 million for certain tax withholdings due from sellers

•	AHA provided Remington with $5.1 million for payment of management bonus and cancellation of options, net of seller related expenses. Holding paid $48.2 million to satisfy in full the Holding Notes

•	Holding paid $3.7 million of certain Acquisition related costs with funds provided from Remington and provided Remington with $0.7 million associated with tax withholdings from the sellers

•	Remington provided Holding with $3.8 million from its Revolving Credit Facility to pay for certain buyer related Acquisition costs described above.

•
Remington paid $10.3 million from its Revolving Credit Facility in connection with obtaining waivers, amendments and consents to the Revolving Credit Facility and $200.0 million 10.5% Senior Notes due 2011.

•	Remington paid $0.7 million for cancellations of options and $1.1 million of withholding taxes from amounts withheld from sellers and option holders

•	Remington paid $4.0 million management bonuses and related withholding taxes from amounts that were withheld from the sellers and from funds provided from AHA.

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

                Following the Acquisition, AHA now controls 100% of the capital stock of Holding. The preliminary value of the Acquisition was $416.6 million at May 31, 2007, based on a preliminary draft of a third party valuation, which includes the assumption of all of Remington’s approximately $85.2 million of funded indebtedness related to the Amended and Restated Credit Agreement, dated March 15, 2006, by and among Remington, Wachovia Bank, National Association, RA Factors, Inc., and the lenders from time to time parties thereto (the “Amended and Restated Credit Agreement”), the $203.8 million principal amount of Remington’s 10½% Senior Notes due 2011 (the “Notes”) and approximately $3.4 million of certain other indebtedness at the Closing Date, before Acquisition fees and expenses. The payment for the Common Stock and converted deferred shares of Common Stock, the Stock Option cancellation payment and repayment of the Holding Notes was funded by AHA’s available cash. In addition, Remington obtained all necessary waivers, amendments and consents so that Remington’s Credit Agreement and the indebtedness evidenced by the Notes remained outstanding and not in default.

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

Restatement of Previously Issued Financial Statements

                The Audit Committee of our Board of Directors, together with members of our management, concluded during our fourth quarter of 2007 that our previously reported financial statements for the period beginning June 1, 2007 and ending June 30, 2007 (the “Successor Period”), which were included in our quarterly report on Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 2007 (the “Quarterly Period”), should no longer be relied upon and will accordingly be restated (the “Restatement”).

                The Restatement is being made to correct an error in the calculation of our income tax benefit in the Successor Period financial statements. We incorrectly accounted for income taxes for the Quarterly Period by applying an estimated effective tax rate for the annual period beginning January 1, 2007 and ending December 31, 2007 to the Quarterly Period. Instead, we should have applied an estimated effective tax rate representing the seven month period beginning June 1, 2007 and ending December 31, 2007 to the Successor Period. As a result of this error, the income tax benefit reported in the Successor Period financial statements was understated by approximately $2.0 million, with a related overstatement of net loss. In addition, other long-term liabilities reported in the Successor Period financial statements were overstated by approximately $1.9 million. The adjustments that were made in the Restatement did not affect reported net sales, gross profit, EBIT or Adjusted EBITDA and did not impact our compliance with financial covenants under our amended and restated credit facility for the Quarterly Period. A reconciliation containing adjustments from GAAP results to Adjusted EBITDA is included in Note 15 to the Financial Statements.

                We file our income taxes in a consolidated tax return with our sole stockholder, RACI Holding, Inc. (“Holding”). Even though a new basis of accounting and reporting was established under Generally Accepted Accounting Principles (“GAAP”) beginning June 1, 2007 along with the use of a seven month period in calculating an estimate of the effective tax rate, the structure of the purchase of Holding by AHA (the “Acquisition”), which was the purchase of stock rather than a purchase of assets, did not result in a short period for purposes of federal income tax under the Internal Revenue Code. Therefore, although we continued as the same legal entity after May 31, 2007, for GAAP purposes the activities of the Company, including tax calculations, are treated as if we were a new entity.

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

                As of June 30, 2007, outstanding borrowings under the Amended and Restated Credit Agreement include approximately $14.2 million associated with fees and expenses paid in connection with the Acquisition that were incurred by the buyer, Holding or Remington.

                Subsequent to May 31, 2007, AHA provided approximately $6.0 million as an additional capital contribution. These amounts were used to pay down a portion of the borrowings outstanding under the revolving credit facility at the time. With respect to other significant cash outlays, we have contributed $8.6 million through July 31, 2007 to plan assets under our funded defined-benefit pension plan. Based on revised estimates derived from our actuaries we expect to contribute approximately $16.8 million versus the original estimate of $16.5 million to plan assets during 2007 to meet funding requirements in accordance with the Internal Revenue Code.

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

                The interest rate margin for the ABR and the Euro-Dollar loans at June 30, 2007 was (0.50%) and 1.00%, respectively. The weighted average interest rate under the Company’s outstanding Credit Facility balance was 7.41% and 7.44% for the year-to-date periods ended June 30, 2007 and 2006, respectively.

Capital & Operating Leases and Other Long-Term Obligations

                We maintain capital leases mainly for computer equipment. We have several operating leases, including a lease for our Memphis warehouse that expires in 2010. We also maintain contracts including, among other things, a services contract with our third party warehouse provider.

 Cash Flows and Working Capital

                Net cash used in operating activities for the one month period ended June 30, 2007 was $8.6 million and is primarily related to a net loss of $3.8 million. Other changes included an increase in accounts receivable of $10.9 million and a decrease in inventory of $10.8 million. The changes in receivables and inventories are primarily attributable to higher sales in 2007 compared to 2006.

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

•
Other noncurrent assets increased by $2.6 million in the five months ended May 31, 2007, compared to a decrease of $0.1 million over the six months ended June 30, 2006, an improvement of $2.7 million due principally to increases in the cash surrender value of insurance policies and other prepaid assets.

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

Net Sales . The following tables compare net sales by reporting segment for each of the periods indicated:

	Quarter Ended June 30, ( Dollars in Millions)

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

	Year-to-Date Ended June 30, ( Dollars in Millions)

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

	Quarter Ended June 30, (Dollars in Millions)

	Successor	Predecessor		Predecessor

	June 1 – June 30 2007	April 1 – May 31 2007	Combined 2007	2006	$ Increase/ (Decrease)	% Increase/ (Decrease)

Operating Expenses
SG&A	$7.4	$11.6	$19.0	$18.1	$0.9	4.9%
R&D	0.6	1.2	1.8	1.5	0.3	20.0
Other (Income)Expense	(0.3)	(3.7)	(4.0)	(0.4)	(3.6)	900.0

Consolidated	$7.7	$9.1	$16.8	$19.2	$(2.4)	(12.5)%

	Year-to-date Ended June 30, (Dollars in Millions)

	Successor	Predecessor		Predecessor

	June 1 – June 30 2007	January 1 – May 31 2007	Combined 2007	2006	$ Increase/ (Decrease)	% Increase/ (Decrease)

Operating Expenses
SG&A	$7.4	$30.3	$37.7	$35.4	$2.3	6.5%
R&D	0.6	2.7	3.3	3.1	0.2	6.5
Other (Income)Expense	(0.3)	(4.5)	(4.8)	(1.0)	(3.8)	380.0

Consolidated	$7.7	$28.5	$36.2	$37.5	$(1.3)	(3.5)%

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

                Interest Expense .  Interest expense for the quarter ended June 30, 2007 was $6.8 million, a decrease of $0.6 million as compared to the second quarter of 2006. The decrease in interest expense from the same period in 2006 resulted from lower average borrowings under the Amended and Restated Credit Agreement for the period ($64.5 million in 2007 compared to $88.3 million in 2006).

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

                Taxes.   Our effective tax rate was (35.6%) for the period June 1, 2007 through June 30, 2007 and 12.6% for the period January 1, 2007 through May 31, 2007. The effective tax rate was 3.3% for the period January 1, 2006 through June 30, 2006. The difference between the actual effective tax rate for the respective periods above and the U.S. federal statutory rate of 35% is principally due to permanent differences, the benefits of our tax sharing agreement with RACI Holding and the impact of the valuation allowance which was eliminated while applying the purchase price method of accounting for business combinations.

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

47

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

                As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the consolidated financial statements included elsewhere in this Form 10-Q/A, we are restating our previously issued financial statements for the quarter ended June 30, 2007 (the “Quarterly Period”) to reflect the correction of an error related to our provision for income taxes that resulted from the Company incorrectly accounting for income taxes for the Quarterly Period by applying an estimated effective tax rate for the annual period beginning January 1, 2007 and ending December 31, 2007 to the Quarterly Period.

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

                Impact of the Restatement on Disclosure Controls and Procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our financial reports has been made known to management, including our Chief Executive Officer and Chief Financial Officer, and other persons responsible for preparing such reports so that such information may be recorded, processed, summarized and reported in a timely manner. The circumstances surrounding the error related to our provision for income taxes were made known to the Company’s Chief Executive Officer and Chief Financial Officer through operation of our disclosure controls and procedures during the fourth quarter of 2007. In consideration of the disclosure circumstances surrounding the discovery of the error, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were operating effectively at the Evaluation Date.

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

                Impact of Restatement on Internal Control over Financial Reporting. In making this determination, management considered the control deficiency (which was determined to constitute a significant deficiency) in internal control over financial reporting that resulted in the need to restate our previously issued financial statements, as disclosed in Note 2 to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q/A. We reviewed and analyzed the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29 and SAB Topic 5 F (“Accounting Changes Not Retroactively Applied Due to Immateriality.”) As part of the analysis, our management considered the impact of the restatement adjustment on the financial statements of prior interim periods and determined to restate our previously issued financial statements because the impact of the error was material to the current year’s reported net income (loss). Based on our review and analysis, including the foregoing, our management also concluded that the control deficiency in internal control over financial reporting that resulted in the restatement of the prior period financial statements did constitute a significant deficiency, but did not constitute a material weakness. The Company's management concluded that this significant deficiency did not constitute a material weakness because it arose from an inadvertent oversight in a highly complex area of accounting and reporting for business combinations using the purchase method of accounting. The Company's management believes that the oversight was an isolated incident that was not due to a lack of recognition of the risk or effort by management to make appropriate and accurate financial disclosures. Accordingly, the Company's management believes that it is not indicative of a material weakness in internal control over financial reporting. This significant deficiency has been reported to the audit committee by our management and to our independent registered public accounting firm. The Company's internal controls have been strengthened through increased review and communication by the Company and its outside tax advisors to help ensure compliance in the area of accounting for certain of the Company's non-routine transactions. Management believes that there were no other material events that occurred during or with respect to the second quarter of fiscal 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION Item 6. Exhibits

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
51

SIGNATURE Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMINGTON ARMS COMPANY, INC.

/s/ Stephen P. Jackson, Jr.

Stephen P. Jackson, Jr.

Chief Financial Officer, Treasurer, and Corporate Secretary
(Duly Authorized Officer and Principal Financial Officer)

November 13, 2007
52

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Management contract or compensatory plan or arrangement.

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
53