Form 10-Q
period 2007-09-30
REMINGTON ARMS CO INC/
filed 2007-11-14
CIK 916504

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

REMINGTON ARMS COMPANY, INC.

FORM 10-Q

September 30, 2007

Remington Arms Company, Inc. Consolidated Balance Sheets (Dollars in Millions, Except Per Share Data)

	Successor	Predecessor

	Unaudited		Unaudited

	September 30, 2007	December 31, 2006	September 30, 2006

ASSETS	(See Note 3)
Current Assets
Cash and Cash Equivalents	$0.3	$0.5	$0.3
Accounts Receivable Trade - net	113.8	92.8	123.4
Inventories - net	132.3	110.8	118.9
Supplies	7.4	7.7	8.6
Prepaid Expenses and Other Current Assets	27.5	13.0	19.2
Deferred Tax Assets	5.6	0.9	—

Total Current Assets	286.9	225.7	270.4

Property, Plant and Equipment - net	101.7	69.3	69.1
Goodwill and Intangibles - net	138.5	59.1	59.1
Debt Issuance Costs - net	4.8	5.7	6.1
Other Noncurrent Assets	16.6	11.5	10.3

Total Assets	$548.5	$371.3	$415.0

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$35.6	$30.8	30.8
Book Overdraft	1.4	4.5	1.7
Short-Term Debt	0.9	3.1	0.3
Current Portion of Long-Term Debt	0.7	0.4	0.4
Current Portion of Product Liability	2.9	2.9	2.5
Income Taxes Payable	0.5	1.5	1.4
Deferred Tax Liabilities	—	—	1.1
Other Accrued Liabilities	67.6	52.3	54.3

Total Current Liabilities	109.6	95.5	92.5

Long-Term Debt, net of Current Portion	244.2	221.0	270.7
Retiree Benefits, net of Current Portion	32.9	45.2	51.8
Product Liability, net of Current Portion	9.8	7.6	8.8
Deferred Tax Liabilities	27.1	10.0	7.8
Other Long-Term Liabilities	3.1	2.2	1.9

Total Liabilities	426.7	381.5	433.5

Commitments and Contingencies

Stockholder’s Equity (Deficit)
Class A Common Stock, par value $.01;
1,000 shares authorized and outstanding
at September 30, 2007, December 31, 2006 and
September 30, 2006, respectively	—	—	—
Paid in Capital	124.2	89.3	89.1
Accumulated Other Comprehensive Income (Loss)	7.0	(3.2)	2.5
Accumulated Deficit	(9.4)	(96.3)	(110.1)

Total Stockholder’s Equity (Deficit)	121.8	(10.2)	(18.5)

Total Liabilities and Stockholder’s Equity (Deficit)	$548.5	$371.3	$415.0

The accompanying notes are an integral part of these consolidated financial statements.
1

Remington Arms Company, Inc.
Consolidated Statements of Operations
(Dollars in Millions)
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	2007	2006	2007	2007	2006
	July 1 -	July 1 -	June 1 -	January 1 -	January 1 -
	September 30	September 30	September 30	May 31	September 30
	(See Note 3)		(See Note 3)	(See Note 3)
Net Sales (1)	$ 157.3	$ 131.9	$ 202.4	$ 167.0	$ 319.5

Cost of Goods Sold	133.5	101.2	174.5	117.3	252.3

Gross Profit	23.8	30.7	27.9	49.7	67.2

Selling, General and Administrative Expenses	25.0	19.1	32.4	30.3	54.5

Research and Development Expenses	1.6	1.9	2.2	2.7	5.0

Other Income	(0.7)	(0.4)	(1.0)	(4.5)	(1.4)
Operating Profit (Loss)	(2.1)	10.1	(5.7)	21.2	9.1

Interest Expense	6.4	7.5	8.7	10.9	21.7

Income (Loss) from Operations before Income
Taxes and Equity in Losses from
Unconsolidated Joint Venture	(8.5)	2.6	(14.4)	10.3	(12.6)

Income Tax Provision (Benefit)	(3.4)	-	(5.5)	1.3	0.5

Equity in Losses from Unconsolidated Joint Venture	0.5	-	0.5	-	0.4

Net Income (Loss)	$ (5.6)	$ 2.6	$ (9.4)	$ 9.0	$ (13.5)

(1) Sales are presented net of Federal Excise taxes of $13.7 and $11.8 for the quarter-to-date periods ended September 30, 2007 and September 30, 2006, respectively. Sales are presented net of Federal Excise taxes of $17.5 for the four month period ended September 30, 2007. Sales are presented net of Federal Excise taxes of $12.1 and $26.6 for the five and and nine month periods ended May 31, 2007 and September 30, 2006, respectively.

Remington Arms Company, Inc. Consolidated Statements of Cash Flows (Dollars in Millions) (Unaudited)

	Successor	Predecessor

	2007	2007	2006

	June 1 - September 30	January 1 - May 31	January 1 - September 30

Operating Activities	(See Note 3)	(See Note 3)
Net Income (Loss)	$(9.4)	$9.0	$(13.5)
Adjustments to reconcile Net Income (Loss) to Net Cash used in Operating Activities:
Depreciation and Amortization	5.9	4.8	8.6
Equity in Losses from Unconsolidated Joint Venture	0.5	—	0.4
Pension Plan Contributions	(8.2)	(5.9)	(8.0)
Pension Plan Expense	1.9	3.7	8.7
Provision for Deferred Income Taxes, net	(6.0)	0.3	0.7
Other Non-cash Charges	1.4	1.9	0.7
Changes in Operating Assets and Liabilities:
Accounts Receivable Trade - net	(19.8)	(1.2)	(31.2)
Inventories	48.6	(39.5)	(19.6)
Prepaid Expenses and Other Current Assets	(3.3)	(5.5)	(4.5)
Other Noncurrent Assets	—	(2.6)	0.7
Accounts Payable	(3.4)	8.2	5.8
Income Taxes Payable	(0.6)	(1.4)	—
Other Liabilities	22.7	(8.1)	14.7

Net Cash provided by (used in) Operating Activities	30.3	(36.3)	(36.5)

Investing Activities
Option Cancellation Payments	(1.1)	—	—
Purchase of Property, Plant and Equipment	(2.4)	(2.1)	(4.5)
Premiums paid for Company Owned Life Insurance	(0.2)	(0.2)	(0.4)
Cash Received on Sale of Unconsolidated Joint Venture	3.0	—	—
Seller Related Expenses Paid by Remington	—	(4.7)	—
Transaction Costs Related to the Acquisition	—	(5.1)	—
Cash Contribution to Unconsolidated Joint Venture	—	—	(0.2)

Net Cash used in Investing Activities	(0.7)	(12.1)	(5.1)

Financing Activities
Proceeds from Revolving Credit Facility	43.4	103.1	148.0
Payments on Revolving Credit Facility	(88.9)	(37.3)	(98.4)
Cash Withheld from Sellers Provided by AHA	—	4.7	—
Cash Contributions from AHA	6.1	—	—
Debt Issuance Costs	—	(5.2)	(0.8)
Amount Paid to Holding for Acquisition Costs	—	(3.8)	—
Principal Payments on Long-Term Debt	(0.3)	(0.1)	(0.2)
Change in Book Overdraft	1.4	(4.5)	(7.2)

Net Cash (used in) provided by Financing Activities	(38.3)	56.9	41.4

Change in Cash and Cash Equivalents	(8.7)	8.5	(0.2)
Cash and Cash Equivalents at Beginning of Period	9.0	0.5	0.5

Cash and Cash Equivalents at End of Period	$0.3	$9.0	$0.3

Supplemental Cash Flow Information:
Cash Paid for:
Interest	$1.6	$11.8	$14.7
Income Taxes	$—	$0.1	$—
Previously accrued Capital Expenditures	$—	$0.6	$1.2
Noncash Investing and Financing Activities:
Financing of insurance policies	$0.9	$1.9	$0.3
Acquisition of Parent Company by AHA	$118.1	$—	$—
Capital Lease Obligations Incurred	$—	$—	$0.1
Conversion of Parent Company Stock Liability to Equity	$—	$0.1	$—

The accompanying notes are an integral part of these consolidated financial statements.
3

Remington Arms Company, Inc. Consolidated Statement of Stockholder’s Deficit and Comprehensive Income (Loss) (Dollars in Millions) (Unaudited)

	Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder’s Equity (Deficit)

Predecessor
Balance, December 31, 2006	$89.3	$(3.2)	$(96.3)	$(10.2)

Comprehensive Income:
Net Income	—	—	9.0	9.0
Other comprehensive income:
Minimum Pension Liability	—	3.0	—	3.0
Net derivative gains, net of tax effect of $2.3	—	3.6	—	3.6
Net derivative gains reclassified as earnings, net of tax effect of ($2.3)	—	(3.8)	—	(3.8)

Total Comprehensive Income				11.8

Non Cash Contribution from Holding	1.7	—	—	1.7
Amount Paid to Holding for Acquisition Costs	—	—	(3.8)	(3.8)
Cumulative Effect of Change in
Accounting Principle	—	—	0.2	0.2

Balance, May 31, 2007	$91.0	$(0.4)	$(90.9)	$(0.3)

Successor
Acquisition of Parent Company by AHA	$124.2	$—	$—	$124.2
Comprehensive Income (Loss):
Net Loss	—	—	(9.4)	(9.4)
Other comprehensive income:
Net derivative gains, net of tax effect of $4.4	—	7.0	—	7.0

Total Comprehensive Loss				(2.4)

Balance, September 30, 2007	$124.2	$7.0	$(9.4)	$121.8

The accompanying notes are an integral part of these consolidated financial statements.
4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) – Unaudited

Note 1 - Basis of Presentation

On May 31, 2007, 100% of the shares of RACI Holding, Inc. ("Holding"), the sole stockholder of Remington Arms Company, Inc. ("Remington"), were purchased by American Heritage Arms, LLC ("AHA"), an affiliate of Cerberus Capital Management, L.P. (“CCM”, and along with CCM's affiliates other than operating portfolio companies, collectively "Cerberus").

The accompanying unaudited interim consolidated financial statements of Remington include the accounts of its wholly owned subsidiaries, RA Brands, L.L.C. (“RA Brands”), RA Factors, Inc. (“RA Factors”) (which was merged with and into Remington as of December 31, 2006) and Remington Steam, LLC (“Remington Steam”), (collectively with Remington, the “Company”), and also reflect the impact of the Company’s unconsolidated 50% joint venture interest in Remington ELSAG Law Enforcement Systems, LLC (“RELES”). The Company sold this interest on September 26, 2007 (see Note 11). All significant intercompany accounts and transactions have been eliminated. The accounts of Holding, and those of AHA, the 100% owner of Holding, are not presented herein. Significant transactions between the Company, Holding and AHA and the related balances are reflected in the unaudited interim consolidated financial statements and related disclosures.

Although Remington continued as the same legal entity after May 31, 2007, the accompanying condensed consolidated statement of operations, cash flows and stockholder's equity (deficit) are presented for two periods: predecessor and successor, which relate to the period preceding May 31, 2007 and the period succeeding May 31, 2007, respectively. The Company refers to the operations of Remington and its subsidiaries for both the predecessor and successor periods.

The accompanying unaudited interim consolidated financial statements of Remington have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation of the unaudited interim consolidated financial statements have been included. Operating results for the three and four months ended September 30, 2007 (“successor”) and the five months ended May 31, 2007 (“predecessor”) are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. The year-end balance sheet information for 2006 was derived from the audited consolidated financial statements for the year ended December 31, 2006, but does not include all disclosures required by generally accepted accounting principles.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Remington and subsidiaries as of and for the year ended December 31, 2006, and any Current Reports on Form 8-K filed subsequent to December 31, 2006.

In accordance with the guidelines set forth in SAB Topic 5J “Miscellaneous Accounting, Pushdown Basis of Accounting Required in Certain Limited Circumstances”, the purchase price paid by AHA plus related purchase accounting adjustments have been “pushed-down” and recorded in our financial statements for the period subsequent to May 31, 2007. This has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the “successor” period beginning June 1, 2007. Information for all “predecessor” periods prior to the Acquisition is presented using our historical basis of accounting. As a result of the application of purchase accounting, the periods are not comparable.

The Acquisition and the allocation of the purchase price to the opening balance sheet accounts of the successor have been recorded as of the beginning of the first day of our new accounting period (June 1, 2007). The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting.

Valuations have been prepared with the assistance from third party valuation experts (for inventory, property, plant and equipment, intangibles and certain liability accounts). These valuation experts are preliminary and subject to change. The summary of the estimated fair values of the assets acquired and liabilities assumed is presented in Note 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) – Unaudited

Note 2 -- Restatement of Previously Issued Financial Statements

The Company has restated (the “Restatement”) its previously issued financial statements for the period beginning June 1, 2007 and ending June 30, 2007 (the “Successor Period”), which were included in the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended June 30, 2007 (the “Quarterly Period”). The Restatement is reflected in this filing and was included in the Company’s Form 10-Q/A filed on November 13, 2007.

The Restatement was made to correct an error in the calculation of the Company’s income tax benefit in the Successor Period financial statements. The Company incorrectly accounted for income taxes for the Quarterly Period by applying an estimated effective tax rate for the annual period beginning January 1, 2007 and ending December 31, 2007 to the Quarterly Period. Instead, the Company should have applied an estimated effective tax rate representing the seven month period beginning June 1, 2007 and ending December 31, 2007 to the Successor Period.  As a result of this error, the income tax benefit reported in the Successor Period financial statements was understated by approximately $2.0, with a related overstatement of net loss.  In addition, other long-term liabilities reported in the Successor Period financial statements were overstated by approximately $1.9 and the current portion of income taxes payable was overstated by $0.1. The adjustments that were made in the Restatement did not affect reported net sales, gross profit, EBIT or Adjusted EBITDA and did not impact the Company’s compliance with financial covenants under its amended and restated credit facility for the Quarterly Period. A reconciliation containing adjustments from Generally Accepted Accounting Principles (“GAAP”) results to Adjusted EBITDA is included in Note 15 to the financial statements.

The Company files its income taxes in a consolidated tax return with its sole stockholder, RACI Holding, Inc. (“Holding”). Even though a new basis of accounting and reporting was established under GAAP beginning June 1, 2007 along with the use of a seven month period in calculating an estimate of the effective tax rate, the structure of the purchase of Holding by AHA (the “Acquisition”), which was the purchase of stock rather than a purchase of assets, did not result in a short period for purposes of federal income tax under the Internal Revenue Code. Therefore, although the Company continued as the same legal entity after May 31, 2007, for GAAP purposes the activities of the Company, including tax calculations, are treated as if it was a new entity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) – Unaudited

The Acquisition was financed with $125.0 of funds contributed to AHA by its members and approximately $14.5 of borrowings from Remington’s Revolving Credit Facility.  In accordance with the terms of the Stock Purchase Agreement, the following is a summary of the transactions between AHA, Holding and Remington, which disbursed funds as follows:

•	AHA paid sellers $59.0, net of $10.7 of costs incurred by the sellers, certain seller withholding taxes, and amounts to be placed in escrow
•	AHA provided the escrow agent $5.0 representing amounts withheld from the sellers gross sales price
•	AHA paid $0.7 of seller incurred legal fees with amounts withheld from the sellers gross sales price
•	AHA provided $48.2 to Holding for the payment of the Holding Notes and $0.7 for certain tax withholdings due from sellers
•	AHA provided Remington with $5.1 for payment of the management bonus and cancellation of options, net of seller related expenses
•	Holding paid $48.2 to satisfy in full the Holding Notes
•	Holding paid $3.7 of certain Acquisition related costs with funds provided from Remington and provided Remington with $0.7 associated with tax withholdings from the sellers
•	Remington provided Holding with $3.8 from its Revolving Credit Facility to pay for certain buyer related Acquisition costs described above
•	Remington paid $10.3 from its Revolving Credit Facility in connection with obtaining waivers, amendments and consents to the Revolving Credit Facility and $200.0 10.5% Senior Notes due 2011
•	Remington paid $0.7 for cancellation of options and $1.1 of withholding taxes from amounts withheld from sellers and option holders
•	Remington paid $4.0 management bonuses and related withholding taxes from amounts that were withheld from the sellers and from funds provided from AHA

In addition, subsequent to May 31, 2007, AHA contributed approximately $6.1 of the initial capital to Remington.  These amounts were used to pay down the $3.8 that Remington provided Holding for transaction related costs and a portion of the outstanding credit facility balance at the time.

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

The preliminary value of the Acquisition as of May 31, 2007, is estimated to be $416.6, based on preliminary valuation estimates, which includes the assumption of all of Remington’s approximately $85.2 of funded indebtedness related to the Amended and Restated Credit Agreement, dated March 15, 2006, by and among Remington, Wachovia Bank, National Association (“Wachovia”), RA Factors, Inc., and the lenders from time to time parties thereto (the “Amended and Restated Credit Agreement”), the $200.0 principal amount ($203.8 estimated fair value at May 31, 2007) of Remington’s 10½% Senior Notes due 2011 (the “Notes”) and approximately $3.4 of certain other indebtedness at the Closing Date. The payment for the Common Stock and converted deferred shares of Common Stock, the Stock Option cancellation payment and repayment of the Holding Notes was funded by AHA’s available cash. In addition, Remington obtained all necessary waivers, amendments and consents so that Remington’s Credit Agreement and the indebtedness evidenced by the Notes remained outstanding and not in default.

The Acquisition was accounted for as a business combination using the purchase method of accounting, in accordance with FASB Statement No. 141, “Business Combinations”, whereby the purchase price (including assumed liabilities) is allocated and pushed down to the assets acquired based on their estimated fair market values at the date of the Acquisition. An independent third party appraiser was engaged to assist management and perform

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) – Unaudited

valuations of certain of the tangible and intangible assets acquired as of May 31, 2007. The excess of the purchase price over the fair value of the Company's net assets was allocated to goodwill.

The allocation of the purchase price is based upon preliminary valuation data and our estimates, assumptions and allocation to segments are subject to change. For instance, adjustments to the estimated lives of property, plant and equipment could cause depreciation to change. Also, potential liabilities associated with improvement initiatives have not yet been finalized and may change. Any individual item or combination of the items could also impact values applied to deferred income taxes and segment allocations. Goodwill would change if any of the other valuations of any asset or liabilities changes.

Following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of June 1, 2007 based on preliminary valuations, as well as subsequent adjustments during the quarter ended September 30, 2007:

	As of June 1, 2007	Adjustments	As of Sept. 30, 2007
Inventory	$ 180.9	$ (2.1)	$ 178.8
Other Current Assets	136.4	0.3	136.7
Property, Plant and Equipment	104.2	--	104.2
Goodwill	67.0	(0.6)	66.4
Identifiable Intangible Assets	73.9	(0.9)	73.0
Other Long-Term Assets	22.1	--	22.1
Total Assets Acquired	$ 584.5	$ (3.3)	$ 581.2

Current Liabilities	$ 91.6	$ --	$ 91.6
Revolving Credit Facility	85.2	--	85.2
10 ½% Senior Notes Due 2011	203.8	--	203.8
Pension	40.9	--	40.9
Other Non-Current Liabilities	38.8	(3.3)	35.5
Total Liabilities Assumed	460.3	(3.3)	457.0
Estimated Acquisition Cost	$ 124.2	$ --	$ 124.2

As part of the application of purchase accounting, the Company recorded an initial estimate associated with goodwill and identifiable intangible assets to each reporting segment of $67.0 and $73.9, respectively. In the third quarter of 2007, adjustments were made consisting of a $0.6 adjustment to the initial estimate of goodwill to decrease the balance to $66.4 and an adjustment of $0.9 to identifiable intangible assets to decrease the balance to $73.0. The adjustments made were a $2.1 adjustment to reduce inventory, a $0.3 adjustment to increase other current deferred tax assets, and a $0.9 adjustment to reclass customer relations out of identifiable intangible assets and into goodwill, offset by $3.3 in adjustments to reduce other non-current liabilities based on updated valuation data relating to the product liability and workers compensation reserves and long-term income taxes payable and long-term deferred tax liabilities.

For income tax purposes, since the Acquisition was a purchase of stock, the respective tax basis of the assets and liabilities were not changed. The identifiable intangibles and goodwill are not deductible for tax purposes.

The estimated amortizable lives for identifiable intangible assets are two to 20 years and the estimated useful lives for property, plant and equipment ranges from less than one year to 33 years. Note 9 identifies the preliminary lives of identifiable intangible assets.

Pro Forma Financial Information

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) – Unaudited

The following unaudited pro forma results of operations assume that the Acquisition occurred at the beginning of the respective years, adjusted for the impact of certain Acquisition-related items, such as additional depreciation expense of property, plant and equipment; additional amortization expense of identified intangible assets; additional interest expense on acquisition debt, net of bond premium amortization; reduced pension expense; recognition of write-up in cost of sales as inventory is sold and the related income tax effects. Income taxes are provided at the estimated statutory rate. This unaudited pro forma information should not be relied upon as necessarily being indicative of historical results that would have been obtained if the Acquisition had actually occurred on that date, nor the results that may be obtained in the future.

Pro Forma Financial Results	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net Sales	$ 157.3	$ 131.9	$ 369.4	$ 319.5
Net Income (Loss)	2.7	(1.0)	(9.2)	(29.2)

Acquisition-related costs

During the predecessor period from January 1, 2007 to May 31, 2007, the Company expensed $1.1 of costs related to the Acquisition. These costs, which are included in "Selling, General & Administrative Expenses", consist of accounting, legal, insurance and other costs associated with the Acquisition. A compensation charge of approximately $1.5 related to the accelerated vesting and buyout of stock options and a mark-to-market charge of $0.2 related to redeemable deferred shares was also recorded.

Note 4 - Inventories

Inventories consisted of the following at:

(Unaudited)
	Successor	Predecessor
	September 30, 2007	December 31, 2006	September 30, 2006
Raw Materials	$ 24.4	$ 24.1	$ 25.2
Semi-Finished Products	27.4	23.5	23.9
Finished Products	80.5	63.2	69.8
Total	$ 132.3	$110.8	$ 118.9

The Acquisition resulted in a new basis for the value of the Company's inventory. Accordingly, inventory was adjusted to its estimated fair value as of May 31, 2007, which was estimated to be approximately $30.0 over its previous net book value. Subsequent to May 31, 2007 and through September 30, 2007, approximately $21.5 has been recognized as a component of cost of goods sold. In addition, during the quarter ended September 30, 2007, finished products inventory was adjusted down approximately $2.1 based on additional information relating to applying the purchase method of accounting.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) – Unaudited

Note 5 –Other Accrued Liabilities

Other Accrued Liabilities consisted of the following at:

(Unaudited)
	Successor	Predecessor
	September 30, 2007	December 31, 2006	September 30, 2006
Marketing	$ 10.7	$ 9.2	$ 7.8
Healthcare	5.4	6.1	6.2
Retiree Benefits (current portion)	19.5	18.6	16.3
Workers Compensation	5.0	4.5	4.3
Accrued Interest	7.0	1.8	7.1
Excise Taxes	6.1	3.8	4.3
Other	13.9	8.3	8.3
Total	$ 67.6	$ 52.3	$ 54.3

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

	(Unaudited)
	Successor	Predecessor
	June 1- September 30, 2007	January 1- May 31, 2007	Year ended December 31, 2006	Year-to-date September 30, 2006
Beginning warranty accrual	$ 0.7	$ 0.8	$ 0.8	$ 0.8
Current period accruals	0.7	1.0	2.7	2.0
Current period charges	(0.7)	(1.1)	(2.7)	(2.0)
Ending warranty accrual	$ 0.7	$ 0.7	$ 0.8	$ 0.8

Note 7 – Income Taxes

The Company calculates its interim income tax provision in accordance with Accounting Principles Board Opinion No. 28, Interim Financial Reporting and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods (“FIN 18”). At the end of each interim period, the Company estimates the annual effective tax rate (for the Successor Period effective rate for seven months) and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect, and are individually computed, are recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) – Unaudited

The computation of the annual estimated effective tax rate at each interim period (for the Successor Period effective rate for seven months) requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current period. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained or as the tax environment changes.

The Company recorded income tax benefits of $3.4 for the three month period ended September 30, 2007. There were zero income tax benefits recorded for the three month period ending September 30, 2006.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized tax benefits. At January 1, 2007, the Company had $1.3 of unrecognized tax benefits, of which $0.2 would impact its effective tax rate if recognized. The Company’s continuing practice and policy is to record potential interest and penalties related to unrecognized tax benefits as a component of income tax expense. There have been no material changes in the amounts of the Company’s unrecognized tax benefits or interest and penalties related to uncertain tax positions since the Company adopted FIN 48.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states, and the Company is routinely under audit by many different tax authorities. The tax years 2004 and forward remain open to examination by the major tax jurisdictions to which the Company is subject.

A deferred tax liability or asset is recognized in accordance with the requirements of SFAS 109 for differences between the assigned values and the tax bases of the assets and liabilities recognized in a purchase business combination. A valuation allowance is recorded if it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized.  The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Based on the weight of all available evidence, it is more likely than not that the deferred tax assets associated with deductible temporary differences and operating loss and tax credit carryforwards will be realized, and therefore a valuation allowance is not required. Prior to allocation of the purchase price, a valuation allowance of $22.9 was recorded against deferred tax assets.

Further revisions to the purchase price allocation, including the tax impact of our valuation adjustments and final assessment of the transaction costs, may be made as additional information becomes available and the balances as reported are subject to change.

Because the Company files its income taxes in a consolidated tax return with Holding, the supplemental cash flow disclosure for cash taxes paid reflects the total impact of any cash taxes paid on behalf of Holding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) – Unaudited

Note 8– Long-Term Debt

Long-term Debt consisted of the following at:

(Unaudited)
	Successor	Predecessor
	September 30, 2007	December 31, 2006	September 30, 2006
Revolving Credit Facility	$ 39.7	$ 19.4	$ 69.0
10.5% Senior Notes due 2011	203.4	200.0	200.0
Capital Lease Obligations	0.8	1.1	1.1
Due to RACI Holding, Inc.	1.0	0.9	1.0
Subtotal	244.9	221.4	271.1
Less: Current Portion	0.7	0.4	0.4
Total	$ 244.2	$221.0	$ 270.7

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

The Company’s Amended and Restated Credit Agreement provides up to $140.0 of borrowings under an asset-based senior secured revolving credit facility through June 30, 2010. Amounts available under the Amended and Restated Credit Agreement are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable and eligible inventory in addition to the minimum availability requirement described below. The Amended and Restated Credit Agreement also includes a letter of credit sub-facility of up to $15.0, under which the Company has aggregate outstanding letters of credit of $4.4 as of September 30, 2007.

Waivers/Amendments to Amended and Restated Credit Agreement

As of May 31, 2007, Remington entered into the First Amendment to the Amended and Restated Credit Agreement by and among Remington, Wachovia, and the lenders from time to time parties thereto (the “First Amendment”), which amended the Amended and Restated Credit Agreement (the “Credit Agreement”), by and among the same parties and RA Factors, Inc., which was merged with and into Remington as of December 31, 2006 and is thus not a separate and distinct party to the First Amendment. The First Amendment memorializes the consent of Wachovia and the lenders to the Acquisition (and waiver of any event of default in connection with the Acquisition) and modifies certain terms and conditions of the Credit Agreement. Capitalized terms used and not defined herein have the meanings set forth in the Amended and Restated Credit Agreement.

Pursuant to the First Amendment, the parties thereto have:
(1)

Amended the definition of Applicable Margin so that the interest margin applicable to loans under the Credit Agreement, as amended, is based on Average Excess A vailability, which is defined in the First Amendment as the amount obtained by adding the aggregate Excess Availability at the end of each day during the period in question and dividing such sum by the number of days in such period;

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

The interest rate margin for the ABR and the Euro-Dollar loans at September 30, 2007 is (0.50%) and 1.00%, respectively. The weighted average interest rate under the Company’s outstanding credit facility was 7.10% and 7.56% for the year-to-date periods ended September 30, 2007 and 2006, respectively.

As of September 30, 2007 approximately $70.7 in additional borrowings beyond the $20.0 minimum availability requirements were available as determined pursuant to the Amended and Restated Credit Agreement.

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

The indenture for the Notes, dated as of January 24, 2003, among the Company, U.S. Bank National Association, as trustee, and RA Brands, as guarantor, (the “Indenture”) and the Amended and Restated Credit Agreement, as amended by the First Amendment, contain various restrictions on the Company’s ability to incur debt, pay dividends and enter into certain other transactions. In addition, the Indenture permits repurchases of the Notes on the open market, subject to a $20.0 limitation contained in the Amended and Restated Credit Agreement.

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

(Unaudited)
	Successor	Predecessor

Goodwill	September 30, 2007	December 31, 2006	September 30, 2006
Firearms	$ 33.6	$ 12.8	$ 12.8
Ammunition	16.1	5.2	5.2
All Other	16.7	--	--
Total	$ 66.4	$ 18.0	$ 18.0

(Unaudited)
	Successor	Predecessor
Identifiable Intangible Assets	September 30, 2007	December 31, 2006	September 30, 2006
Firearms	$ 46.8	$ 20.4	$ 20.4
Ammunition	10.5	19.4	19.4
All Other	15.7	1.3	1.3
Total	73.0	41.1	41.1
Less: Accumulated Amortization	(0.9)	--	--
Total	$ 72.1	$ 41.1	$ 41.1

As part of the application of purchase accounting, the Company recorded an initial estimate associated with goodwill and identifiable intangible assets to each reporting segment of $67.0 and $73.9, respectively. In the third quarter of 2007, adjustments were made consisting of a $0.6 adjustment to the initial estimate of goodwill to decrease the balance to $66.4 and an adjustment of $0.9 to identifiable intangible assets to decrease the balance to $73.0. The adjustments made were a $2.1 adjustment to reduce inventory, a $0.3 adjustment to increase other current deferred tax assets, and a $0.9 adjustment to reclass customer relations out of identifiable intangible assets

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) – Unaudited

and into goodwill, offset by $3.3 in adjustments to reduce other non-current liabilities based on updated valuation data relating to the product liability and workers compensation reserves and long-term income taxes payable and long-term deferred tax liabilities.

The following table is a summary of the initial preliminary estimate as well as subsequent adjustments:

	Preliminary Balance	Adjustments	Adjusted Balance	Amortization Period

Goodwill	$ 67.0	$ (0.6)	$ 66.4	Indefinite

Identifiable Intangible Assets
Tradenames and Trademarks	39.4	-	39.4	Idefinite
Customer Relationships	26.4	(0.9)	25.5	20 Years
License Agreements	8.4	-	8.4	7 Years
Internally Developed Software	0.1	-	0.1	2 Years
Leasehold Interest	(0.4)	-	(0.4)	3.5 Years
Total Identifiable Intangible Assets	$73.9	(0.9)	$73.0

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

In connection with the Acquisition, the obligations and assets related to our pension plans were valued at fair value as of the date of Acquisition, using a discount rate of 6.0%, as follows:

Benefit Obligations at Fair Value	$ 182.2
Assets held by defined benefit pension plan, at fair value	148.6
Excess of benefit obligations over assets	33.6
Less previously recorded benefit plan obligations recorded by predecessor	(24.4)

Adjustment to benefit plan obligation	$ 9.2

Anticipated Contributions to Pension Plan

The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute approximately $16.5 to plan assets related to its funded defined benefit pension plan during 2007. The Company’s latest actuarial estimate on July 31, 2007 increased the expected contribution to $16.8 to plan assets during 2007. As of September 30, 2007, $14.0 of contributions have been made. An additional $2.8 was paid in October 2007 to fund the Company’s required contributions for this plan during the remainder of 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) – Unaudited

The following table summarizes the components of net periodic pension cost for the Company’s defined benefit pension plans for the periods ended:

(Unaudited)
	Successor	Predecessor	Successor	Predecessor
	2007	2006	2007	2007	2006
	July 1 – September 30	July 1 – September 30	June 1 – September 30	January 1 – May 31	January 1 – September 30
Service Cost	$ 1.2	$ 1.3	$ 1.6	$ 2.0	$ 3.9
Interest Cost	2.6	2.5	3.6	4.5	7.5
Expected Return on Assets	(2.8)	(2.4)	(3.7)	(4.5)	(7.2)
Amortization of Prior Service Cost	(0.0)	(0.2)	(0.0)	(0.0)	(0.7)
Recognized Net Actuarial Loss	0.4	1.9	0.5	1.8	5.7
Net Periodic Pension Cost	$ 1.4	$ 3.1	$ 2.0	$ 3.8	$ 9.2

The following table summarizes the components of net periodic postretirement cost for the Company’s postretirement plan for the periods ended:

(Unaudited)
	Successor	Predecessor	Successor	Predecessor
	2007	2006	2007	2007	2006
	July 1 – September 30	July 1 – September 30	June 1 – September 30	January 1 – May 31	January 1 – September 30
Service Cost	$ -	$ 0.1	$ -	$ -	$ 0.4
Interest Cost	-	0.4	-	(0.1)	1.1
Net Amortization and Deferral	-	0.1	-	-	0.2
Net Periodic Benefit Cost	$ -	$ 0.6	$ -	$ (0.1)	$ 1.7

For the successor period, amounts for each component are less than $0.1.

Note 11—Investment in Unconsolidated Joint Venture

The Company entered into a joint venture agreement with ELSAG, Inc., an unaffiliated third party, which forms the joint venture Remington ELSAG Law Enforcement Systems, LLC (“RELES”) in August, 2004.  RELES sells and services mobile license plate reading technology products sold to state and local law enforcement agencies along with certain federal agencies. The agreement provided Remington a 50% ownership interest.  The agreement called for each member to invest 50% of required capital investments and receive 50% of distributions, with an original maximum contribution amount of $1.5 by each party.

Since inception and through September 30, 2007, the Company had made a total of $1.5 (no contributions have been made during 2007) in cumulative cash contributions to RELES and, accordingly, the Company had no more contractual commitments to fund RELES.

Management assessed the accounting treatment of RELES under the provisions of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51 (“FIN 46R”), and APB 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”), and concluded that RELES was a variable interest entity. However, as the Company was not the primary beneficiary, RELES was accounted for under the equity method of accounting. Accordingly, an investment was recognized on the Company’s balance sheet (included in “Other Noncurrent Assets”) at the carrying value of the Company’s cumulative cash contributions to RELES adjusted for the Company’s cumulative equity in losses recorded on the Company’s statement of operations, and the Company’s 50% share of RELES’s operating results was recorded in the Company’s statement of operations (included in “Equity in Losses from Unconsolidated Joint Venture”) during each period that RELES produced financial results. If the Company’s share of cumulative net losses exceeded the investment in RELES, the Company discontinued recognition of net losses in accordance with APB 18 since the Company did not guarantee or was not otherwise committed to fund the obligations of RELES.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) – Unaudited

During the second quarter of 2006, the Company reduced its investment in RELES to zero and discontinued the recognition of net losses.

The Acquisition resulted in a new basis of the value of the Company’s interest in the joint venture. Accordingly, the Company’s investment in the unconsolidated joint venture was adjusted to a preliminary estimated fair value as of May 31, 2007 of $2.8 based on a letter of intent less estimated selling costs.

The operating agreement of the joint venture provided a provision for ELSAG, Inc. to acquire the Company’s interest in the joint venture upon a change in control. As a result of the Acquisition, ELSAG, Inc. elected to pursue this option. On September 26, 2007 (the “RELES Closing Date”), the Company entered into a Membership Interest Purchase and Sale Agreement with ELSAG, Inc. and closed the sale of the Company’s 50% interest in RELES to ELSAG, Inc. In full payment for the transferred interest, ELSAG, Inc. paid the Company $3.0 on the RELES Closing Date. In relation to the sale of RELES, the Company recorded a gain of $0.5, which is included in Other Income.

The following summarizes the Company’s investment account balance associated with RELES at:

	Successor	Predecessor
Account	June 1-September 30, 2007	January 1- May 31, 2007	December 31, 2006	September 30, 2006
Investment in Unconsolidated Joint Venture	$ -	$ -	$ -	$ -
Equity in Losses from Unconsolidated Joint Venture	0.5	-	0.4	0.4

Note 12 – Stock Incentive and Option Plans

As a result of the change in control as described in Note 3, the Company incurred $1.5 of compensation cost related to the remainder of the unvested Stock Options held by employees of Remington recorded in other income for the period ended May 31, 2007. On the Closing Date, all of the outstanding Stock Options immediately vested subject to the applicable change in control provisions in Holding’s 1999 Stock Incentive Plan and 2003 Stock Option Plan. Holding made option cancellation payments in the aggregate of approximately $0.7 on the Closing Date, which represents the purchase price of $330.47 per share less the strike price of $220.31 with respect to each Stock Option less related expenses, amounts placed in escrow and related taxes. AHA provided the funds sufficient to make these option cancellation payments.

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

During the five month period ended May 31, 2007, a net gain of $3.8 on derivative instruments was reclassified to earnings from accumulated other comprehensive income. During the nine month period ended September 30, 2006, a gain of $6.9 on derivative instruments was reclassified to cost of sales from accumulated other comprehensive income, and a gain of $13.0 was recorded to accumulated other comprehensive income and to prepaid expenses and other assets.

Successor

At September 30, 2007, the fair value of the Company’s outstanding option contracts designated as cash flow hedges relating to firm commitments and anticipated consumption (aggregate notional amount of 45.5 million pounds of copper, lead and zinc) up to eighteen months from such date was $20.8 as determined with the assistance of a third party. At September 30, 2006, the fair value of the Company’s outstanding derivatives contracts relating to firm commitments and anticipated consumption (aggregate notional amount of 41.7 million pounds of copper and lead) up to eighteen months from such date was $11.0 as determined with the assistance of a third party.

During the four months ended September 30, 2007, a net gain of $7.0 was recorded to accumulated other comprehensive income and to prepaid expenses and other current assets.

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

Although the Company considers its financial results calculated in accordance with United States (U.S.) GAAP, the Company primarily evaluates the performance of its segments and allocates resources to them based on the non-GAAP financial measure “Adjusted EBITDA.” Adjusted EBITDA differs from the term “EBITDA” as it is commonly used, and is substantially similar to the measure “Consolidated EBITDA” that is used in the Indenture. In addition to adjusting net income (loss) to exclude income taxes, interest expense, and depreciation and amortization, Adjusted EBITDA also adjusts net income (loss) by excluding items or expenses not typically excluded in the calculation of “EBITDA”, such as noncash items, gain or loss on asset sales or write-offs, extraordinary, unusual or nonrecurring items, including transaction expenses associated with the Acquisition and certain “special payments” to Remington employees who held options and deferred shares in respect of Holding common stock, consisting of amounts that are treated as compensation expense by Remington and are paid in connection with payments of dividends to holders of Holding common stock.

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

A reconciliation containing adjustments from GAAP results to Adjusted EBITDA is included in this Note 15.

Information on Segments:

                                                                                                 (Unaudited)

	Successor	Predecessor	Successor	Predecessor
	2007	2006	2007	2007	2006
	July 1 – September 30	July 1- September 30	June 1 – September 30	January 1- May 31	January 1- September 30
Net Sales:
Firearms	$ 64.9	$ 55.0	$ 83.3	$ 80.5	$ 151.4
Ammunition	86.3	72.3	110.5	78.9	155.7
All Other	6.1	4.6	8.6	7.6	12.4
Consolidated Net Sales	$ 157.3	$ 131.9	$ 202.4	$ 167.0	$ 319.5

Adjusted EBITDA:
Firearms	$ 12.2	$ 5.7	$ 15.6	$ 12.3	$ 12.1
Ammunition	10.0	9.1	10.9	10.5	10.0
All Other	0.9	1.1	1.6	0.6	2.6
Other Reconciling Items	(2.0)	(0.9)	(2.8)	(0.2)	(1.2)
Adjusted EBITDA	$ 21.1	$ 15.0	$ 25.3	$ 23.2	$ 23.5

                                   (Unaudited)

	Successor	Predecessor
	September 30,	December 31,	September 30,
	2007	2006	2006
Assets:
Firearms	$ 171.4	$ 151.0	$ 165.9
Ammunition	182.6	122.2	151.3
All Other	28.2	21.5	20.8
Other Reconciling Items	166.3	76.6	77.0

Consolidated Assets	$ 548.5	$ 371.3	$ 415.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) – Unaudited

The following table illustrates the calculation of Adjusted EBITDA, by reconciling Net Income (Loss) to Adjusted EBITDA:

                                                                                        (Unaudited)

	Successor	Predecessor	Successor	Predecessor
	2007	2006	2007	2007	2006
	July 1 – September 30	July 1- September 30	June 1 – September 30	January 1- May 31	January 1- September 30
Net Income (Loss)	$ (5.6)	$ 2.6	$ (9.4)	$ 9.0	$ (13.5)
Adjustments: Depreciation Expense	3.7	2.5	4.9	4.2	7.4
Interest Expense (A)	6.4	7.5	8.7	10.9	21.7
Intangible Amortization	0.8	-	0.9	-	-
Equity in Losses From
Unconsolidated Joint Venture	0.5	-	0.5	-	0.4
Other Noncash Charges (B)	-	2.2	(0.1)	1.7	5.6
Non-Recurring Items (C)	18.7	0.2	25.3	(3.9)	1.4
Income Tax Expense	(3.4)	-	(5.5)	1.3	0.5
Adjusted EBITDA	$ 21.1	$ 15.0	$ 25.3	$ 23.2	$ 23.5

(A)

Interest expense includes amortization expense of deferred financing costs of $0.3 and $0.4, respectively, offset by $0.3 and $0.4, respectively, of amortization associated with the premium recorded on the Notes for the three and four month periods ended September 30, 2007. Amortization expense of deferred financing costs included in the five month period ended May 31, 2007 is $0.6. The quarter-to-date and year-to-date periods ended September 30, 2006 included amortization expense of deferred financing costs of $0.4 and $1.2, respectively.

(B)

Other non-cash charges included gains of zero and $0.1 on disposal of assets for the three and four month periods ended September 30, 2007. For the five month period ended May 31, 2007, other non-cash charges consisted of $1.5 of other compensation expense associated with stock option expense recognized under SFAS 123R, and $0.2 of mark to market expense associated with redeemable deferred shares of common stock. The quarter and year-to-date periods ended September 30, 2006 included $0.4 and $0.7, respectively, for loss on disposal of assets and $1.8 and $4.9, respectively, for retirement benefit accruals.

(C)

Nonrecurring items for the three and four month periods ended September 30, 2007 included $1.5 and $2.2, respectively, of professional fees and expenses incurred by the Company’s Chief Restructuring Officer in connection with factory improvement initiatives and $15.7 and $21.5, respectively, related to the inventory write-up from the application of purchase accounting to inventory as of May 31, 2007 being recognized in cost of sales as the acquired inventory is sold at a higher basis. Also included in each of the three and four month periods ended September 30, 2007 is $0.7 of transaction fees related to the Acquisition, $0.1 of professional fees, and $0.2 of other employee expenses. Additionally included in the three and four month periods ended September 30, 2007 is $1.1 of realized gains associated with metals hedging contracts that settled prior to May 31, 2007 that would have been reclassified from other comprehensive income (“OCI”) into cost of goods sold based on inventory turnover that were actually accounted for and removed from OCI as a result of applying purchase accounting. These items were offset by a $0.5 gain for each of the three and four month periods ended September 30, 2007 for our investment in the RELES joint venture.

Nonrecurring items included in the five month period ended May 31, 2007 include ($4.9) of gain associated with the unsettled metals hedging contracts from the predecessor company. The Company expects to recognize approximately $2.1 of this amount as an addition to Adjusted EBITDA in the fourth quarter of 2007 as certain of the unexpired contracts as of May 31, 2007 ultimately settled in a gain position and the Company received cash for them. Consistent with the treatment of similar gains

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) – Unaudited

not effected by purchase accounting, management would have experienced those gains as a reduction in cost of goods sold based on inventory turnover (See Note 14). In addition, nonrecurring items included in the five month period ended May 31, 2007 include $0.1 of professional fees related to the Acquisition; $0.1 of professional fees associated with the Haskin settlement agreement; $0.1 of expense associated with certain employee benefits; and $0.7 of expense related to certain predecessor company insurance policies.

The quarter and year-to-date period ended September 30, 2006 includes $0.1 and $1.2, respectively, associated with nonrecurring professional fees, and $0.1 and $0.1, respectively, associated with an exclusive distribution agreement.

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

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2007

(Unaudited)

Successor

ASSETS	Remington and Remington Steam	Combined Guarantor Subsidiary	Eliminations	Remington and Subsidiary
Current Assets	$ 286.0	$ 0.9	$ —	$ 286.9
Receivable from Remington, Net	—	83.0	83.0	—
Equity method investment in subsidiaries	112.2	—	112.2	—
Noncurrent Assets	214.2	47.4	—	261.6
Total Assets	$ 612.4	$ 131.3	$ 195.2	$ 548.5

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities	$ 109.6	$ —	$ —	$ 109.6
Payable to RACI Holding, Inc., Net	1.0	—	—	1.0
Payable to RA Brands, L.L.C., Net	83.0	—	83.0	—
Noncurrent Liabilities	297.0	19.1	—	316.1
Stockholder’s Equity	121.8	112.2	112.2	121.8
Total Liabilities and Stockholder’s Equity	$ 612.4	$ 131.3	$ 195.2	$ 548.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) – Unaudited

REMINGTON ARMS COMPANY, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2006

(Unaudited)

 Predecessor

	Remington And Remington Steam	Combined Guarantor Subsidiaries	Eliminations	Remington and Subsidiaries
ASSETS
Current Assets	$ 224.3	$ 1.4	$ —	$ 225.7
Receivable from Remington, Net	—	67.7	67.7	—
Equity method investment in subsidiaries	104.8	—	104.8	—
Noncurrent Assets	102.3	43.3	—	145.6
Total Assets	$ 431.4	$ 112.4	$ 172.5	$ 371.3

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities	$ 95.4	$ 0.1	$ —	$ 95.5
Payable to RACI Holding, Inc., Net	0.9	—	—	0.9
Payable to RA Brands, L.L.C., Net	67.7	—	67.7	—
Noncurrent Liabilities	277.6	7.5	—	285.1
Stockholder’s Equity (Deficit)	(10.2)	104.8	104.8	(10.2)
Total Liabilities and Stockholder’s Equity	$ 431.4	$ 112.4	$ 172.5	$ 371.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) – Unaudited

                     REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2006
(Unaudited)

Predecessor

ASSETS	Remington and Remington Steam	Combined Guarantor Subsidiaries	Eliminations	Remington and Subsidiaries
Current Assets	$ 142.4	$ 128.0	$ -	$ 270.4
Receivable from Remington, Net	-	83.6	83.6	-
Equity method investment in subsidiaries	247.6	-	247.6	-
Noncurrent Assets	101.3	43.3	-	144.6
Total Assets	$ 491.3	$ 254.9	$ 331.2	$ 415.0

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities	$ 92.5	$ -	$ -	$ 92.5
Payable to RACI Holding, Inc., Net	1.0	-	-	1.0
Payable to RA Brands, L.L.C., Net	63.7	-	63.7	-
Payable to RA Factors, Inc., Net	19.9	-	19.9	-
Noncurrent Liabilities	332.7	7.3	-	340.0
Stockholder’s Equity (Deficit)	(18.5)	247.6	247.6	(18.5)
Total Liabilities and Stockholder’s Equity	$ 491.3	$ 254.9	$ 331.2	$ 415.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) – Unaudited

                                       REMINGTON ARMS COMPANY, INC.

                     CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                    (Unaudited)

Successor

July 1 - September 30, 2007 (Unaudited)	Remington and Remington Steam	Combined Guarantor Subsidiary	Eliminations	Remington and Subsidiary
Net Sales	$ 157.3	$ -	$ -	$ 157.3
Cost of Sales	(133.5)	-	-	(133.5)
Gross Profit	23.8	-	-	23.8
Subsidiary Income (Expense)	(6.2)	6.2	-	-
Research and Development Expenses	-	(1.6)	-	(1.6)
All Other Income (Expenses)	(26.1)	(1.7)	-	(27.8)
Income from Equity Investees	2.9	-	2.9	-
Net Income (Loss)	$ (5.6)	$ 2.9	$ 2.9	$ (5.6)

Predecessor

July 1 - September 30, 2006 (Unaudited)	Remington and Remington Steam	Combined Guarantor Subsidiaries	Eliminations	Remington and Subsidiaries
Sales	$ 131.9	$ -	$ -	$ 131.9
Cost of Sales	(101.2)	-	-	(101.2)
Gross Profit	30.7	-	-	30.7
Subsidiary Income (Expense)	(8.9)	8.9	-	-
Research and Development Expenses	-	(1.9)	-	(1.9)
All Other Income (Expenses)	(26.1)	(0.1)	-	(26.2)
Income from Equity Investees	6.9	-	6.9	-
Net Income	$ 2.6	$ 6.9	$ 6.9	$ 2.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) – Unaudited

                                                REMINGTON ARMS COMPANY, INC.

                                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                         (Unaudited)

Successor

June 1 - September 30, 2007 (Unaudited)	Remington and Remington Steam	Combined Guarantor Subsidiary	Eliminations	Remington and Subsidiary
Net Sales	$ 202.4	$ -	$ -	$ 202.4
Cost of Sales	(174.5)	-	-	(174.5)
Gross Profit	27.9	-	-	27.9
Subsidiary Income (Expense)	(8.1)	8.1	-	-
Research and Development Expenses	-	(2.2)	-	(2.2)
All Other Income (Expenses)	(32.4)	(2.7)	-	(35.1)
Income from Equity Investees	3.2	-	3.2	-
Net Income (Loss)	$ (9.4)	$ 3.2	$ 3.2	$ (9.4)

Predecessor

January 1 - May 31, 2007 (Unaudited)	Remington and Remington Steam	Combined Guarantor Subsidiary	Eliminations	Remington and Subsidiary
Net Sales	$ 167.0	$ -	$ -	$ 167.0
Cost of Sales	(117.3)	-	-	(117.3)
Gross Profit	49.7	-	-	49.7
Subsidiary Income (Expense)	(7.0)	7.0	-	-
Research and Development Expenses	-	(2.7)	-	(2.7)
All Other Income (Expenses)	(37.5)	(0.5)	-	(38.0)
Income from Equity Investees	3.8	-	3.8	-
Net Income	$ 9.0	$ 3.8	$ 3.8	$ 9.0

January 1 - September 30, 2006 (Unaudited)	Remington and Remington Steam	Combined Guarantor Subsidiaries	Eliminations	Remington and Subsidiaries
Sales	$ 319.5	$ -	$ -	$ 319.5
Cost of Sales	(252.3)	-	-	(252.3)
Gross Profit	67.2	-	-	67.2
Subsidiary Income (Expense)	(21.6)	21.6	-	-
Research and Development Expenses	-	(5.0)	-	(5.0)
All Other Income (Expenses)	(75.1)	(0.6)	-	(75.7)
Income from Equity Investees	16.0	-	16.0	-
Net Income (Loss)	$ (13.5)	$ 16.0	$ 16.0	$ (13.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) – Unaudited

                                 REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES

                           CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                               June 1 - September 30, 2007

                                                                               (Unaudited)

Successor

	Remington and Remington Steam	Combined Guarantor Subsidiary	Eliminations	Remington and Subsidiary
Operating Activities
Net Cash Provided by Operating Activities	$ 30.2	$ 0.1	$ -	$ 30.3

Investing Activities
Option Cancellation Payments	(1.1)	-	-	(1.1)
Purchase of Property, Plant and Equipment	(2.4)	-	-	(2.4)
Premiums paid for Company-Owned Life Insurance	(0.2)	-	-	(0.2)
Cash Received on Sale of Unconsolidated Joint Venture	3.0	-	-	3.0
Net Cash Used in Investing Activities	(0.7)	-	-	(0.7)

Financing Activities
Net Payments on Revolving Credit Facility	(45.5)	-	-	(45.5)
Cash Contributions from AHA	6.1	-	-	6.1
Principal Payments on Long-Term Debt	(0.3)	-	-	(0.3)
Change in Book Overdraft	1.4	-	-	1.4
Net Cash Used in Financing Activities	(38.3)	-	-	(38.3)

Change in Cash and Cash Equivalents	(8.8)	0.1	-	(8.7)
Cash and Cash Equivalents at Beginning of Period	9.0	-	-	9.0
Cash and Cash Equivalents at End of Period	$ 0.2	$ 0.1	$ -	$ 0.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) – Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

January 1 – May 31, 2007

(Unaudited)

Predecessor

	Remington and Remington Steam	Combined Guarantor Subsidiary	Eliminations	Remington and Subsidiary
Operating Activities
Net Cash Used in Operating Activities	$ (36.1)	$ (0.2)	$ -	$ (36.3)

Investing Activities
Seller Related Expenses Paid by Remington	(4.7)	-	-	(4.7)
Transaction Costs Related to the Acquisition	(5.1)	-	-	(5.1)
Purchase of Property, Plant and Equipment	(2.1)	-	-	(2.1)
Premiums paid for Company-Owned Life Insurance	(0.2)	-	-	(0.2)
Net Cash Used in Investing Activities	(12.1)	-	-	(12.1)

Financing Activities
Net Proceeds from Revolving Credit Facility	65.8	-	-	65.8
Cash Withheld from Sellers, Provided by AHA	4.7	-	-	4.7
Debt Issuance Costs	(5.2)	-	-	(5.2)
Amount Paid to Holding for Acquisition Costs	(3.8)	-	-	(3.8)
Principal Payments on Long-Term Debt	(0.1)	-	-	(0.1)
Change in Book Overdraft	(4.5)	-	-	(4.5)
Net Cash Provided by Financing Activities	56.9	-	-	56.9

Change in Cash and Cash Equivalents	8.7	(0.2)	-	8.5
Cash and Cash Equivalents at Beginning of Period	0.3	0.2	-	0.5
Cash and Cash Equivalents at End of Period	$ 9.0	$ -	$ -	$ 9.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions, Except Per Share Amounts) – Unaudited

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

January 1-September 30, 2006

(Unaudited)

Predecessor

	Remington and Remington Steam	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co., Inc. and Subsidiaries
Operating Activities
Net Cash Used in Operating Activities	$ (36.6)	$ 0.1	$ -	$ (36.5)

Investing Activities
Purchase of Property, Plant and Equipment	(4.5)	-	-	(4.5)
Premiums paid for Company-Owned Life Insurance	(0.4)	-	-	(0.4)
Cash Contribution to Unconsolidated Joint Venture	(0.2)	-	-	(0.2)
Net Cash Used in Investing Activities	(5.1)	-	-	(5.1)

Financing Activities
Net Proceeds from Revolving Credit Facility	49.6	-	-	49.6
Debt Issuance Costs for Revolving Credit Facility	(0.8)	-	-	(0.8)
Principal Payments on Long-Term Debt	(0.2)	-	-	(0.2)
Change in Book Overdraft	(7.2)	-	-	(7.2)
Net Cash Provided by Financing Activities	41.4	-	-	41.4

Change in Cash and Cash Equivalents	(0.3)	0.1	-	(0.2)
Cash and Cash Equivalents at Beginning of Period	0.5	-	-	0.5
Cash and Cash Equivalents at End of Period	$ 0.2	$ 0.1	$ -	$ 0.3

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

Remington paid Cerberus management fees totaling $0.2 during the third quarter of 2007.

Note 19 – Subsequent Events

Union Contract

The International Union, United Mine Workers of America (the “Union”), which represents certain individuals employed by the Company at the Company’s Ilion, New York manufacturing facility (collectively, the “Covered Employees”), ratified a new collective bargaining agreement (the “New Agreement”) between the Union and the Company on October 26, 2007. The New Agreement supersedes the prior collective bargaining agreement between the Company and the Union, effective as of October 12, 2002 (the “Agreement”), as well as all extensions thereof, and also supersedes all prior collective bargaining agreements between the Union and the Company. The New Agreement relates to Covered Employees and is for a term commencing on October 27, 2007 and expiring on October 28, 2012.

The New Agreement contains provisions and conditions that are customary in collective bargaining agreements of this type. The New Agreement addresses, among other things, the scope of work to be performed by the Covered Employees, management of the manufacturing facility, wage, hour and shift requirements, Covered Employee seniority, termination and benefits provisions, vacation and holiday parameters, health and safety requirements and dispute settlement procedures. Significant changes between the New Agreement and the Agreement are:

•

An initial 3.5% increase in wages effective for an annual period beginning October 29, 2007, a 3% increase in wages effective the first Monday in November for each of the next three years thereafter, and a 3.5% increase in wages effective November 7, 2011;

•	Modifications to the Remington Arms Welfare Plan; and
•

Acceptance of the proposed amendments to the Remington Arms Company, Inc. Pension and Retirement Plan (the “Pension Plan”), which will be effective December 31, 2007 and will provide, among other things, that no participant in the Pension Plan will earn any further benefit accruals after December 31, 2007.

Second Amendment to Amended and Restated Credit Agreement

On November 13, 2007, the Company entered into the Joinder Agreement, Second Amendment and Supplement to Amended and Restated Credit Agreement by and among the Company, RA Brands, L.L.C., Wachovia, and the lenders from time to time parties thereto (the “Second Amendment”), which amended the Credit Agreement, by and among the same parties and RA Factors, Inc., as amended on May 31, 2007 by the First Amendment, by and among the same parties other than RA Factors, Inc., which was merged with and into Remington as of December 31, 2006 and is thus not a separate and distinct party to the First Amendment or the Second Amendment. The Second Amendment modifies certain terms and conditions of the Credit Agreement and the First Amendment. Capitalized terms used and not defined herein have the meanings set forth in the Credit Agreement, the First Amendment and the Second Amendment.

The Second Amendment amended certain terms of the Credit Agreement, as previously amended by the First Amendment, including by:
(1)

Adding a $25.0 Term Loan Commitment against the Remington Trademarks at an interest rate of LIBOR plus 200 basis points with monthly principal payments of $520,800, plus interest, beginning May 1, 2008 and continuing on the first day of each month thereafter, the final installment of which shall be in an amount equal to such Lender’s Pro Rata share of the remaining principal balance of the Term Loan and shall be payable on the Commitment Termination Date;

(2)	Increasing the maximum commitment of the Revolving Credit Facility from $140.0 to $155.0 while keeping intact the interest rate margins as established by the First Amendment;
(3)	Increasing the Sub-limit from $70.0 on the Inventory Formula Amount to $77.5;
(4)	Amending the definition of Minimum Availability Condition from $20.0 to $27.5;
(5)	Amending the dollar amounts of Average Excess Availability by between $2.0 and $5.0, depending on the tier, to which the Applicable Margin for the Euro-Dollar Loans and Base Rate Loans applies; and
(6)	Adding RA Brands, L.L.C. as a new borrower under the Credit Agreement and releasing RA Brands, L.L.C. from its obligations under the Subsidiary Guaranty previously executed by RA Brands, L.L.C.

The Company executed the Second Amendment to provide additional capacity and flexibility to support strategic initiatives including, but not limited to, factory improvements, penetration of certain sales channels, new product development, one or more potential acquisitions and other corporate purposes.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying unaudited interim consolidated financial statements and related notes of Remington Arms Company, Inc. (“Remington”) and its subsidiaries, RA Brands, L.L.C. (“RA Brands”), RA Factors, Inc. (“RA Factors”) (which was merged with and into Remington as of December 31, 2006) and Remington Steam, LLC (“Remington Steam”), (collectively with Remington, the “Company”) as of and for the period ended September 30, 2007, and with the predecessor Company’s audited consolidated financial statements as of and for the year ended December 31, 2006, on file with the SEC. These audited consolidated financial statements for the year ended December 31, 2006 include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

On May 31, 2007 (the “Closing Date”), 100% of the shares of RACI Holding, Inc. ("Holding"), the sole stockholder of Remington were purchased by American Heritage Arms, LLC ("AHA"), an affiliate of Cerberus Capital Management, L.P. (“CCM” and, along with CCM's affiliate other than operating portfolio companies, collectively "Cerberus") pursuant to a stock purchase agreement dated as of April 4, 2007 (the “Acquisition”).

Management’s Discussion and Analysis of Financial Condition and Results of Operations is separated into the following sections:

•	Recent Developments
•	Executive Overview
•	Restatement of Previously Issued Financial Statements
•	Business Outlook
•	Liquidity and Capital Resources
•	Results of Operations
•	Recent Accounting Pronouncements
•	Regulatory Developments
•	Information Concerning Forward-Looking Statements

Recent Developments

Acquisition

As previously announced in Remington’s Form 8-K filed on June 6, 2007, Holding, the sole stockholder of Remington, was sold to AHA on the Closing Date, pursuant to a stock purchase agreement dated as of April 4, 2007 (the “Stock Purchase Agreement”) between Holding, its stockholders and deferred stockholders (including the ownership interests represented by Bruckmann, Rosser, Sherrill & Co. II, L.P. (the “BRS Fund”) and the Clayton & Dubilier Private Equity Fund IV Limited Partnership (the “CDR Fund”)), as well as the Holding stock option holders (the “Acquisition”). We believe the Acquisition will strengthen our ability to grow our leadership position in shotguns, rifles and ammunition in the United States and provide additional capital to further develop our market presence internationally and accelerate operational improvements within Remington.

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

The Acquisition was financed with $125.0 million of funds contributed to AHA by its members and approximately $14.5 million of borrowings from Remington’s Revolving Credit Facility.  In accordance with the terms of the Stock Purchase Agreement, the following is a summary of the transactions between entities and sellers AHA, Holding and Remington disbursed funds as follows:

•	AHA paid sellers $59.0 million, net of $10.7 million of costs incurred by the sellers, certain seller withholding taxes, and amounts to be placed in escrow
•	AHA provided the escrow agent $5.0 million representing amounts withheld from the sellers gross sales price
•	AHA paid $0.7 million of seller incurred legal fees with amounts withheld from the sellers gross sales price
•	AHA provided $48.2 million to Holding for the payment of the Holding Notes and $0.7 million for certain tax withholdings due from sellers
•	AHA provided Remington with $5.1 million for payment of the management bonus and cancellation of options, net of seller related expenses.
•	Holding paid $48.2 million to satisfy in full the Holding Notes
•	Holding paid $3.7 million of certain Acquisition related costs with funds provided from Remington and provided Remington with $0.7 million associated with tax withholdings from the sellers
•	Remington provided Holding with $3.8 million from its Revolving Credit Facility to pay for certain buyer related Acquisition costs described above
•

Remington paid $10.3 million from its Revolving Credit Facility in connection with obtaining waivers, amendments and consents to the Revolving Credit Facility and $200.0 million 10.5% Senior Notes due 2011

•	Remington paid $0.7 million for cancellations of options and $1.1 million of withholding taxes from amounts withheld from sellers and option holders
•	Remington paid $4.0 million management bonuses and related withholding taxes from amounts that were withheld from the sellers and from funds provided from AHA

In addition, subsequent to May 31, 2007, AHA contributed approximately $6.1 million of the initial capital to Remington.  These amounts were used to pay down the $3.8 million that Remington provided Holding for transaction related costs and a portion of the outstanding credit facility balance at the time.

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

Following the Acquisition, AHA now controls 100% of the capital stock of Holding. The preliminary value of the Acquisition was $416.6 million at May 31, 2007, based on a preliminary draft of a third party valuation, which includes the assumption of all of Remington’s approximately $85.2 million of funded indebtedness related to the Amended and Restated Credit Agreement, dated March 15, 2006, by and among Remington, Wachovia Bank, National Association, RA Factors, Inc., and the lenders from time to time parties thereto (the “Credit Agreement”), the $203.8 million principal amount of Remington’s 10½% Senior Notes due 2011 (the “Notes”) and approximately $3.4 million of certain other indebtedness at the Closing Date, before Acquisition fees and expenses. The payment for the Common Stock and converted deferred shares of Common Stock, the Stock Option cancellation payment and repayment of the Holding Notes was funded by AHA’s available cash. In addition, Remington obtained all necessary waivers, amendments and consents so that Remington’s Credit Agreement and the indebtedness evidenced by the Notes remained outstanding and not in default.

Push Down Accounting

In accordance with the guidelines set forth in SAB Topic 5J “Miscellaneous Accounting, Pushdown Basis of Accounting Required in Certain Limited Circumstances”, the purchase price paid by AHA plus related purchase accounting adjustments have been “pushed-down” and recorded in our financial statements for the period subsequent to May 31, 2007. This has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the “successor” period beginning June 1, 2007. Information for all “predecessor” periods prior to the acquisition is presented using our historical basis of accounting. Following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of June 1, 2007 based on preliminary valuations, as well as subsequent adjustments during the quarter ended September 30, 2007:

	As of June 1, 2007	Adjustments	As of Sept. 30, 2007
Inventory	$ 180.9	$ (2.1)	$ 178.8
Other Current Assets	136.4	0.3	136.7
Property, Plant and Equipment	104.2	--	104.2
Goodwill	67.0	(0.6)	66.4
Identifiable Intangible Assets	73.9	(0.9)	73.0
Other Long-Term Assets	22.1	--	22.1
Total Assets Acquired	$ 584.5	$ (3.3)	$ 581.2

Current Liabilities	$ 91.6	$ --	91.6
Revolving Credit Facility	85.2	--	85.2
10 ½% Senior Notes Due 2011	203.8	--	203.8
Pension	40.9	--	40.9
Other Non-Current Liabilities	38.8	(3.3)	35.5
Total Liabilities Assumed	460.3	(3.3)	457.0
Estimated Acquisition Cost	$ 124.2	$ --	$ 124.2

Valuations have been prepared with the assistance from third party valuation experts (for inventory, property, plant and equipment, intangibles and certain liability accounts). The allocation of the purchase price is based upon preliminary valuation data and our estimates, assumptions and allocation to segments are subject to change. For instance, adjustments to estimated lives of property, plant and equipment could cause depreciation to change. Also, potential liabilities associated with improvement initiatives have not yet been finalized and may change. Any individual item or combination of the above could also impact accounting for deferred income taxes and segment allocations. Goodwill would change if any of the other valuations of any asset or liabilities changes.

The results of operations for the three and four month periods ended September 30, 2007 and the five month period ended May 31, 2007 are not necessarily indicative of results that may be expected for the year ended December 31, 2007, in part due to the seasonality of our business and the impact of certain adjustments recorded using the purchase method of accounting.

Sale of RELES

On September 26, 2007 (the “RELES Closing Date”), we entered into a Membership Interest Purchase and Sale Agreement (the “RELES Sale Agreement”) with ELSAG, Inc. and closed the sale of our 50% interest in RELES to ELSAG, Inc. In full payment for the transferred interest, ELSAG, Inc. paid us $3.0 million on the RELES Closing Date. Upon the sale of RELES, we recorded a gain of $0.5 million.

Labor Related Matters

The International Union, United Mine Workers of America (the “Union”), which represents certain individuals employed by the Company at the Company’s Ilion, New York manufacturing facility (collectively, the “Covered Employees”), ratified a new collective bargaining agreement (the “New Agreement”) between the Union and the Company on October 26, 2007. The New Agreement supersedes the prior collective bargaining agreement between the Company and the Union, effective as of October 12, 2002 (the “Agreement”), as well as all extensions thereof, and also supersedes all prior collective bargaining agreements between the Union and the Company. The New Agreement relates to Covered Employees and is for a term commencing on October 27, 2007 and expiring on October 28, 2012.

The New Agreement contains provisions and conditions that are customary in collective bargaining agreements of this type. The New Agreement addresses, among other things, the scope of work to be performed by the Covered Employees, management of the manufacturing facility, wage, hour and shift requirements, Covered Employee seniority, termination and benefits provisions, vacation and holiday parameters, health and safety requirements and dispute settlement procedures. Significant changes between the New Agreement and the Agreement are:

•

An initial 3.5% increase in wages effective for an annual period beginning October 29, 2007, a 3% increase in wages effective the first Monday in November for each of the next three years thereafter, and a 3.5% increase in wages effective November 7, 2011;

•	Modifications to the Remington Arms Welfare Plan; and
•

Acceptance of the proposed amendments to the Remington Arms Company, Inc. Pension and Retirement Plan (the “Pension Plan”), which will be effective December 31, 2007 and will provide, among other things, that no participant in the Pension Plan will earn any further benefit accruals after December 31, 2007.

Second Amendment to Credit Facility

On November 13, 2007, we entered into the Joinder Agreement, Second Amendment and Supplement to Amended and Restated Credit Agreement by and among Remington, RA Brands, L.L.C., Wachovia, and the lenders from time to time parties thereto (the “Second Amendment”), which amended the Credit Agreement by and among the same parties and RA Factors, Inc., as amended on May 31, 2007 by the First Amendment, by and among the same parties other than RA Factors, Inc., which was merged with and into Remington as of December 31, 2006 and is thus not a separate and distinct party to the First Amendment or the Second Amendment. The Second Amendment modifies certain terms and conditions of the Credit Agreement and the First Amendment. Capitalized terms used and not defined herein have the meanings set forth in the Credit Agreement, the First Amendment and the Second Amendment.

The Second Amendment amended certain terms of the Credit Agreement, as previously amended by the First Amendment, including by:
(1)

Adding a $25.0 million Term Loan Commitment against the Remington Trademarks at an interest rate of LIBOR plus 200 basis points with monthly principal payments of $520,800 plus interest, beginning May 1, 2008 and continuing on the first day of each month thereafter, the final installment of which shall be in an amount equal to such Lender’s Pro Rata share of the remaining principal balance of the Term Loan and shall be payable on the Commitment Termination Date;

(2)	Increasing the maximum commitment of the Revolving Credit Facility from $140.0 million to $155.0 million while keeping intact the interest rate margins as established by the First Amendment;
(3)	Increasing the Sub-limit from $70.0 million on the Inventory Formula Amount to $77.5 million;
(4)	Amending the definition of Minimum Availability Condition from $20.0 million to $27.5 million;
(5)

Amending the dollar amounts of Average Excess Availability be between $2.0 million and $5.0 million, depending on the tier, to which the Applicable Margin for the Euro-Dollar Loans and Base Rate Loans applies; and

(6)	Adding RA Brands, L.L.C. as a new borrower under the Credit Agreement and releasing RA Brands, L.L.C. from its obligations under the Subsidiary Guaranry previously executed by RA Brands, L.L.C.

We executed the Second Amendment to provide additional capacity and flexibility to support strategic initiatives including, but not limited to, factory improvements, penetration of certain sales channels, new product development, one or more potential acquisitions and other c orporate purposes.

Executive Overview

Company Overview

We evaluate our business primarily on Adjusted EBITDA (as described in Note 15 to our unaudited interim consolidated financial statements appearing elsewhere in this quarterly report) from two core segments, Firearms and Ammunition, and to a lesser degree on other operating segments organized within the All Other reporting segment, consisting of Accessories, Licensed Products, Clay Targets, Powder Metal Products, and Technology Products. As part of this evaluation, we focus on managing inventory (including quantity), length and volume of extended dating sales terms and trade payables through, among other things, production management and expense control. These segments allow us to focus our strategies and initiatives on growth opportunities primarily focused on both the hunting and shooting sports and military/government/law enforcement marketplaces.

We are committed to refining our core businesses and positioning ourselves to take advantage of opportunities to strategically grow and improve Remington’s operations. As we regularly evaluate our overall business, we look for new products in the hunting, shooting, accessories, law enforcement, government, and military areas that complement our core strategies, which may include direct product sourcing, licensing, acquisitions or other business ventures.

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

We have continued to experience increasing costs related to materials and energy (including lead, copper, zinc, steel, and fuel) which continue to be above any historical comparison. We can provide no assurance that these trends will not continue. Specifically, management currently estimates that its 2007 annual costs for certain core materials and energy alone have increased in the range of $70-90 million over 2003 annual levels. Management has initiated price increases to our customers in an attempt to partially offset these estimated costs and will continue to evaluate the need for future price increases in light of these trends, the Company’s competitive landscape, and financial results. Management estimates that its cumulative price increases initiated since 2003 have offset greater than 50% of the estimated cumulative costs incurred. These estimates assume no significant loss in overall sales or production volume.

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

Restatement of Previously Issued Financial Statements

We have restated (the “Restatement”) our previously issued financial statements for the period beginning June 1, 2007 and ending June 30, 2007 (the “Successor Period”), which were included in our quarterly report on Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended June 30, 2007 (the

“Quarterly Period”). The Restatement is reflected in this filing and was included in our Form 10-Q/A for the Quarterly Period filed on November 13, 2007.

The Restatement was made to correct an error in the calculation of our income tax benefit in the Successor Period financial statements. We incorrectly accounted for income taxes for the Quarterly Period by applying an estimated effective tax rate for the annual period beginning January 1, 2007 and ending December 31, 2007 to the Quarterly Period. Instead, we should have applied an estimated effective tax rate representing the seven month period beginning June 1, 2007 and ending December 31, 2007 to the Successor Period.  As a result of this error, the income tax benefit reported in the Successor Period financial statements was understated by approximately $2.0 million, with a related overstatement of net loss.  In addition, other long-term liabilities reported in the Successor Period financial statements were overstated by approximately $1.9 million and the current portion of income taxes payable was overstated by $0.1 million. The adjustments that were made in the Restatement did not affect reported net sales, gross profit, EBIT or Adjusted EBITDA and did not impact our compliance with financial covenants under our amended and restated credit facility for the Quarterly Period. A reconciliation containing adjustments from Generally Accepted Accounting Principles (“GAAP”) results to Adjusted EBITDA is included in Note 15 to the financial statements.

We file our income taxes in a consolidated tax return with our sole stockholder, RACI Holding, Inc. (“Holding”). Even though a new basis of accounting and reporting was established under GAAP beginning June 1, 2007 along with the use of a seven month period in calculating an estimate of the effective tax rate, the structure of the purchase of Holding by AHA (the “Acquisition”), which was the purchase of stock rather than a purchase of assets, did not result in a short period for purposes of federal income tax under the Internal Revenue Code. Therefore, although we continued as the same legal entity after May 31, 2007, for GAAP purposes the activities of the Company, including tax calculations, are treated as if we were a new entity.

Business Outlook

General

The Federal Reserve Board’s recent moves to lower interest rates by more than was expected is an indication that the general economic environment appears to be uncertain. Rising fuel costs, concerns within the mortgage industry, recent natural disasters and lower than estimated recent Gross Domestic Product results support these indications. In addition, we believe that the commodity prices for raw materials such as lead, copper, and steel, as well as energy costs, that our business has experienced since 2003 continue to be at levels higher than we have ever experienced. See Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk”. We can provide no assurance that these economic trends will not continue. Changes in consumer confidence and spending and/or significant changes in commodity and energy prices could have a material impact on the consolidated financial position, results of operations, or cash flows of the Company.

Industry

Consumer spending appears to be softening somewhat in certain markets and the retail and consumer products industries in which we participate (mainly, firearms and ammunition) continue to experience market polarization and condensed seasonality.

The market polarization appears to primarily be a function of demand from higher end retailers and consumers being relatively inelastic and unaffected by changing economic conditions while lower end retailers and consumers are generally selling and buying, respectively, opening price point products in the firearms industry. Because of this trend, management has continued to evaluate our product line, both through the internal development of new products and the sourcing of products, in order to focus our products in price points in appropriate consumer categories.

The condensed seasonality appears to primarily be a function of a pronounced customer effort to aggressively manage inventory turns. Management believes that such conditions have caused customers (dealers, chains and wholesalers) to defer certain purchases of both our firearms and ammunition products to later in the year.

Remington is no longer a defendant in any lawsuits brought by municipalities against participants in the firearms industry, as described in Part II, Item 1, “Legal Proceedings.” In addition, legislation has been enacted in approximately 34 states precluding such actions. Similar federal legislation, entitled “The Protection of Lawful Commerce in Arms Act" was signed into law by President Bush on October 26, 2005, after being passed by the U.S. Senate in August 2005 and by the House of Representatives in October 2005, both by two-to-one margins. However, the applicability of the law to various types of governmental and private lawsuits has been challenged.

Remington

Management is unable to predict whether softening consumer spending trends and uncertain general economic conditions will impact the demand for our products. However, management continues to evaluate these trends as well as uncertainties associated with costs related to producing and procuring materials, energy, processing and transportation costs.

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

Liquidity and Capital Resources

As a result of the Acquisition, the period’s financial results for the nine months ended September 30, 2007 have been separately presented in the condensed consolidated statements of operations split between the “Predecessor” entity, covering the period through May 31, 2007 and the “Successor” entity, covering the period June 1, 2007 through September 30, 2007. For comparative purposes, we combined the two periods through September 30, 2007 in our discussion below. We believe this presentation is useful to provide the reader a more accurate comparison and the combined results of operations are what management relies on internally when making business decisions.

Overview

Historically, our principal debt financing has consisted of borrowings under the 2003 Credit Agreement, which was replaced by our Amended and Restated Credit Agreement (as amended by the First and Second Amendments), governing the revolving credit facility, and the indenture for the Notes. As part of the Acquisition of Holding, we obtained certain waivers, consents and amendments related to both the Amended and Restated Credit Agreement and the Indenture as discussed below. We have historically funded expenditures for operations, administrative expenses, capital expenditures, debt service obligations and dividend payments and satisfied working capital needs from time to time with internally generated funds from operations, and with borrowings under our revolving credit facility. We believe that we will be able to meet our debt service obligations, fund our operating requirements, and make dividend payments (subject to restrictions in the Amended and Restated Credit Agreement and the indenture for the Notes) in the future with cash flow from operations and borrowings under our credit facility prior to the maturity of the Amended and Restated Credit Agreement in 2010, although no assurance can be given in this regard. At present, we do not have the ability to make any dividend payments due to restrictions placed upon us by the Amended and Restated Credit Agreement and the Indenture. We continue to focus on improving average working capital and preserving liquidity, while improving profitability.

Liquidity

As of September 30, 2007, we had outstanding approximately $244.9 million of indebtedness, consisting of approximately $203.4 million aggregate carrying amount of the Notes ($200.0 million principal), $39.7 million in borrowings under the Amended and Restated Credit Agreement, $0.8 million in capital lease obligations and a $1.0 million note payable to Holding. As of September 30, 2007, we also had aggregate letters of credit outstanding of $4.4 million.

With respect to other significant cash outlays, we contributed $14.0 million through September 30, 2007 and an additional $2.8 million in October, 2007 to plan assets under our funded defined-benefit pension plan. Based on revised estimates derived from our actuaries we do not expect to make any more contributions to plan assets during 2007 to meet funding requirements in accordance with the Internal Revenue Code.

Financing for our efforts to strategically grow the Company from direct product sourcing, licensing, restructuring, plant improvements, acquisitions or business ventures may be available under our Amended and Restated Credit Agreement, to the extent permitted under the Indenture.

10½% Senior Notes due 2011

The Notes were initially issued on January 24, 2003 in an aggregate principal amount of $200.0 million. The Notes are senior unsecured obligations of Remington guaranteed by each of Remington’s domestic subsidiaries, except Steam. The Indenture contains restrictive covenants that, among other things, limit the incurrence of debt by Remington and its subsidiaries, the payment of dividends to Holding, the use of proceeds of specified asset sales and transactions with affiliates.

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

The Amended and Restated Credit Agreement

On March 15, 2006, we entered into the Amended and Restated Credit Agreement that amended our 2003 Credit Agreement. Our Amended and Restated Credit Agreement provides up to $140.0 million of borrowing capacity under an asset-based senior secured revolving credit facility through June 30, 2010. Amounts available under the Amended and Restated Credit Agreement are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable and eligible inventory in addition to minimum availability requirements as described below. The terms of the Amended and Restated Credit Agreement do not permit us to borrow against accounts receivable on certain extended terms. The Amended and Restated Credit Agreement also includes a letter of credit sub-facility of up to $15.0 million. As of September 30, 2007, approximately $70.7 million in additional borrowings beyond the minimum availability requirement of $20.0 million were available as determined pursuant to the Amended and Restated Credit Agreement compared to $37.0 million at September 30, 2006.

On the Closing Date, we entered into the First Amendment to the Amended and Restated Credit Agreement (the “First Amendment”), which amended the Amended and Restated Credit Agreement dated March 15, 2006. The First Amendment memorializes the consent of Wachovia and the lenders to the Acquisition (and waiver of any event of default in connection with the Acquisition) and modifies certain terms and conditions of the Credit Agreement. Capitalized terms used and not defined herein have the meanings set forth in the Credit Agreement and the First Amendment.

Key changes to the Amended and Restated Credit Agreement pursuant to the First Amendment include:
(1)

Amended the definition of Applicable Margin so that the interest margin applicable to loans under the Credit Agreement, as amended, is based on Average Excess Availability, which is defined in the First Amendment as the amount obtained by adding the aggregate Excess Availability at the end of each day during the period in question and dividing such sum by the number of days in such period;

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

We further amended the Credit Agreement on November 13, 2007 via the Second Amendment. Please refer to “Second Amendment to Credit Facility” in the Recent Developments section of the MD&A for a discussion on the Second Amendment.

The interest rate margin for the ABR and the Euro-Dollar loans at September 30, 2007 was (0.50%) and 1.00%, respectively. The weighted average interest rate under the Company’s outstanding Credit Facility balance was 7.10% and 7.56% for the year-to-date periods ended September 30, 2007 and 2006, respectively.

Capital & Operating Leases and Other Long-Term Obligations

We maintain capital leases mainly for computer equipment. We have several operating leases, including a lease for our Memphis warehouse that expires in 2010. We also maintain contracts including, among other things, a services contract with our third party warehouse provider.

  Cash Flows and Working Capital

Net cash provided by operating activities for the four month period ended September 30, 2007 was $30.3 million and is primarily related to a decrease in inventories of $48.6 million and an increase in other liabilities of $23.4 million, offset by an increase in accounts receivable of $19.8 million, higher pension plan contributions of $8.2 million and a net loss of $9.4 million. The changes in receivables and inventories are primarily attributable to higher sales in 2007 compared to 2006. The change in inventories is also impacted by the $21.5 million rollout due to purchase price accounting. The increase in other liabilities is principally due to an increase in the short-term pension liability.

Net cash used in operating activities was $36.3 million for the five month period ended May 31, 2007 and $36.5 million for the nine month period ended September 30, 2006. The $0.2 million decrease in cash used in operating activities for the five month period ended May 31, 2007 and the nine month period ended September 30, 2006 resulted primarily from:

•	Improvement in net income of $22.5 million.
•

Accounts receivable increased by $1.2 for the five months ended May 31, 2007 compared to an increase of $31.2 million for the nine months ended September 30, 2006. The smaller increase in accounts receivable of $30.0 million is primarily related to sales with shorter terms year over year, offset by higher sales volumes.

•

Inventories increased by $39.5 million in the five months ended May 31, 2007 compared to an increase of $19.6 million over the nine months ended September 30, 2006. The larger increase in inventories of $19.9 million is principally a result of increased costs of inventory due to higher materials costs.

•

The Other category within changes in operating assets and liabilities showed a use of cash of $8.1 million for the five months ended May 31, 2007 compared to a source of cash of $14.7 million for the nine months ended September 30, 2006. The change of $22.8 million is primarily due to $6.2 million of realized gains associated with hedging activity as well as the recording of a $4.9 million gain related to unsettled contracts at May 31, 2007 combined with increases in other accrued expenses in 2007.

•

Other noncurrent assets increased by $2.6 million in the five months ended May 31, 2007, compared to a decrease of $0.7 million over the nine months ended September 30, 2006, an improvement of $3.3 million due principally to increases in the cash surrender value of insurance policies and other prepaid assets.

•

Pension plan expense was $3.7 million for the five months ended May 31, 2007, compared to $8.7 million for the nine months ended September 30, 2006. The $5.0 million reduction in expense was primarily due to changes made to the pension plan in October 2006.

Net cash used in investing activities for the four month period ended September 30, 2007 was $0.7 million and was primarily due to the purchase of property, plant and equipment of $2.4 million and option cancellation payments of $1.1 million, offset by $3.0 million in cash received on the sale of the unconsolidated joint venture.

Net cash used in investing activities for the five months ended May 31, 2007 was $12.1 million and was primarily due to the payment of transaction costs of $5.1 million, seller-related payments paid by Remington of $4.7 million and $2.1 million related to the purchase of property, plant and equipment. Net cash used of $5.1 million during the nine months ended September 30, 2006 was primarily due to $4.5 million related to the purchase of property, plant and equipment, $0.4 million of premiums paid for company-owned life insurance.

Net cash used in financing activities for the four month period ended September 30, 2007 was $38.3 million and was due to $45.5 million in lower borrowing needs under the Amended and Restated Credit Agreement and $0.3 million in principal payments on debt, offset by $6.1 million in cash contributions from AHA and an increase in the book overdraft of $1.4 million.

Net cash provided by financing activities for the five months ended May 31, 2007 was $56.9 million and resulted from $65.8 million in higher borrowing needs under the Amended and Restated Credit Agreement, $4.7 million in cash withheld from sellers provided by AHA, offset by $5.2 million in deferred financing costs that were written off as a result of the Acquisition, $3.8 million in amounts paid to Holding related to the Acquisition and a reduction in the book overdraft of $4.5 million. Net cash provided of $41.4 million during the nine months ended September 30, 2006 primarily resulted from $49.6 million in higher borrowing needs under the Amended and Restated Credit Agreement, offset by a reduction in the book overdraft of $7.2 million.

Dividend Policy

The declaration and payment of dividends, if any, will be at the sole discretion of our Board of Directors, subject to the restrictions set forth in the Amended and Restated Credit Agreement and the Indenture, which currently restrict the payment of dividends by us to Holding. We expect to make future dividend payments to Holding based on available cash flows as and to the extent permitted by the Amended and Restated Credit Agreement and the Indenture. There were no dividends paid during the five months ended May 31, 2007 and four months ended September 30, 2007, nor were there any dividends paid during the nine months ended September 30, 2006. At present, we do not have the ability to make any dividend payments due to restrictions placed upon us by the Amended and Restated Credit Agreement and the Indenture.

Capital Expenditures

Gross capital expenditures for the nine months ended September 30, 2007 were $3.9 million, consisting primarily of capital expenditures both for new equipment related to the manufacture of firearms and ammunition, as well as maintenance of existing facilities. We expect capital expenditures for 2007 to be in a range of $8.0 million to $10.0 million prior to any changes that may be associated with improvement initiatives at our factories. Our Amended and Restated Credit Agreement allows for capital expenditures of up to $28.9 million in 2007 including unused capacity carried over from previous years.

Results of Operations for the Three and Four Month Period Ended September 30, 2007 and the Five Month Period Ended May 31, 2007 as Compared to the Three and Nine Month Periods Ended September 30, 2006

As a result of the Acquisition, the period’s financial results for the nine months ended September 30, 2007 have been separately presented in the condensed consolidated statements of operations split between the “Predecessor” entity, covering the period through May 31, 2007 and the “Successor” entity, covering the period June 1, 2007 through September 30, 2007. For comparative purposes, we combined the two periods through September 30, 2007 in our discussion below. We believe this presentation is useful to provide the reader a more accurate comparison and the combined results of operations are what management relies on internally when making business decisions.

Net Sales. The following tables compare net sales by reporting segment for each of the periods indicated:

Quarter Ended September 30,
(Dollars in Millions)
					$	%
	Successor	Percent	Predecessor	Percent	Increase/	Increase/
	2007	of Total	2006	of Total	(Decrease)	(Decrease)
Net Sales
Firearms	$ 65.0	41.3%	$ 55.0	41.7%	$ 10.0	18.2%
Ammunition	86.3	54.9	72.3	54.8	14.0	19.4
All Other	6.0	3.8	4.6	3.5	1.4	30.4
Consolidated	$ 157.3	100.0%	$ 131.9	100.0%	$ 25.4	19.3%

Year-to-Date Ended September 30,

(Dollars in Millions)
	Successor	Predecessor			Predecessor
	June 1 -	January 1 -					$	%
	September 30	May 31	Combined	Percent		Percent	Increase/	Increase/
	2007	2007	2007	of Total	2006	of Total	(Decrease)	(Decrease)
Net Sales
Firearms	$ 83.3	$ 80.5	$ 163.8	44.3%	$ 151.4	47.4%	$ 12.4	8.2%
Ammunition	110.5	78.9	189.4	51.3	155.7	48.7	33.7	21.6
All Other	8.6	7.6	16.2	4.4	12.4	3.9	3.8	30.6
Consolidated	$ 202.4	$ 167.0	$ 369.4	100.0%	$ 319.5	100.0%	$ 49.9	15.6%

Firearms

The increase in net sales of $10.0 million for the quarter ended September 30, 2007 compared to the prior-year period is due primarily to $2.0 million associated with realized price increases, as well as higher sales volumes of centerfire and rimfire rifles of $11.7 million, higher sales volumes of international sourced products of $0.6 million and higher volumes of part and service sales of $0.4 million, offset by lower sales volumes within the shotgun category of $4.7 million.

The increase in net sales of $12.4 million for the nine months ended September 30, 2007 over the prior-year period is due largely to $8.6 million associated with realized price increases, as well as higher sales volumes of centerfire and rimfire rifles of $13.8 million, higher volumes of part and service sales of $2.3 million and higher sales volumes of international sourced products of $0.3 million, offset by lower sales volumes of shotguns of $12.6 million.

Ammunition

The increase in net sales of $14.0 million for the quarter ended September 30, 2007 over the prior-year period is due primarily to $6.0 million associated with realized price increases, which were initiated to generally offset higher core commodity costs. This increase in realized pricing is supplemented by higher sales volumes of $8.0 million. The higher sales volumes are comprised primarily of higher sales volumes of certain centerfire ammunition of $8.8 million, higher components and other sales volumes of $1.0 million, and higher sales volumes of rimfire ammunition of $0.5 million, offset by lower sales volumes of shotshell ammunition of $2.3 million.

The increase in net sales of $33.7 million for the nine months ended September 30, 2007 over the prior-year period is due predominantly to $20.3 million associated with realized price increases, which were initiated to generally offset high core commodity costs, as well as higher sales volumes of $13.4 million. The year-to-date sales volumes are comprised primarily of higher sales volumes of certain centerfire ammunition of $10.2 million, higher components and other sales volumes of $3.9 million, and higher sales volumes of rimfire ammunition of $1.2 million, offset by lower sales volumes of shotshell ammunition of $1.9 million.

All Other (including Accessories, Licensed Products, Clay Targets, Powder Metal Products and Technology Products)

The increase in net sales of $1.4 million for the quarter ended September 30, 2007 over the prior-year period is due primarily to higher accessories sales of $1.1 million, higher powder metal products of $0.4 million and higher target sales of $0.2 million associated with higher pricing, offset by lower technology product sales of $0.3 million.

The increase in net sales of $3.8 million for the nine months ended September 30, 2007 over the prior-year period is due primarily to higher accessories sales of $1.6 million, higher powder metal products of $0.9 million, higher technology product sales of $0.8 and higher target sales of $0.5 million associated with higher pricing.

Cost of Goods Sold. The tables below depict the cost of goods sold by reporting segment and the percentage of net sales represented by such cost of goods sold:

Quarter Ended September 30,
(Dollars in Millions)
					$	%
	Successor	Percent of	Predecessor	Percent of	Increase/	Increase/
	2007	Net Sales	2006	Net Sales	(Decrease)	(Decrease)
Cost of Goods Sold
Firearms	$ 50.6	77.8%	$ 41.9	76.2%	$ 8.7	20.8%
Ammunition	78.3	90.7	55.9	77.3	22.4	40.1
All Other	4.6	76.7	3.4	73.9	1.2	35.3
Consolidated	$ 133.5	84.9%	$ 101.2	76.7%	$ 32.3	31.9%

Year-to-Date Ended September 30,

(Dollars in Millions)
	Successor	Predecessor			Predecessor
	June 1 -	January 1 -					$	%
	September 30	May 31	Combined	Percent of		Percent of	Increase/	Increase/
	2007	2007	2007	Net Sales	2006	Net Sales	(Decrease)	(Decrease)
Cost of Goods Sold
Firearms	$ 65.3	$ 55.0	$ 120.3	73.4%	$ 117.8	77.8%	$ 2.5	2.1%
Ammunition	102.7	56.7	159.4	84.2	125.3	80.5	34.1	27.2
All Other	6.5	5.6	12.1	74.7	9.2	74.2	2.9	31.5
Consolidated	$ 174.5	$ 117.3	$ 291.8	79.0%	$ 252.3	79.0%	$ 39.5	15.7%

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

The increase in cost of goods sold of $8.7 million for the quarter ended September 30, 2007 over the prior-year period is due primarily to a $6.6 million adjustment resulting from the purchase accounting adjustments as discussed above and higher sales volumes, which caused cost of goods sold to be higher by $3.3 million, offset by $1.2 million in reduced pension costs. The $3.3 million in higher cost of goods sold was comprised of higher sales volumes of centerfire and rimfire rifles, which caused cost of goods sold to be higher by $6.5 million; higher sales volumes of international sourced products, which caused cost of goods sold to be higher by $0.9 million; higher volumes of parts and service sales of $0.3 million; and lower sales volumes of shotguns, which caused cost of goods sold to be lower by $4.4 million.

The increase in cost of goods sold of $2.5 million for the nine months ended September 30, 2007 over the prior-year period is due primarily to an $8.8 million adjustment resulting from the purchase accounting adjustments as discussed above, offset by reduced pension costs of $2.6 million, lower manufacturing costs of approximately $1.3 million, and lower overall sales volumes, which caused cost of goods sold to be lower by $2.4 million. The $2.4 million in lower cost of goods sold was comprised of lower sales volumes of shotguns, which caused cost of goods sold to be lower by $11.4 million; higher sales volumes of centerfire and rimfire rifles, which caused cost of goods sold to be higher by $6.2 million; higher sales volumes of international sourced products, which caused cost of goods sold to be higher by $1.4 million; and higher volumes of parts and service sales of $1.4 million.

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

The increase in cost of goods sold of $22.4 million for the quarter ended September 30, 2007 over the prior-year period is primarily related to higher sales volumes across all categories of ammunition, except shotshell, which caused cost of goods sold to be higher by $11.3 million; an adjustment of $9.4 million resulting from the purchase accounting adjustments as discussed above; and lower hedging gains of $4.1 million, all of which were offset by favorable manufacturing variances of $1.7 million and reduced pension and postretirement costs of $0.7 million.

The increase in cost of goods sold of $34.1 million for the nine months ended September 30, 2007 over the prior-year period is primarily related to higher sales volumes across all categories of ammunition, except shotshell, which caused cost of goods sold to be higher by $26.8 million; an adjustment of $13.1 million resulting from the purchase accounting adjustments as discussed above; and lower hedging gains of $0.8 million, all of which were offset by favorable manufacturing variances of $4.5 million; lower excess/obsolete reserves of $0.6 million; and reduced pension and postretirement costs of $1.6 million.

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

The increase in cost of goods sold of $1.2 million for the quarter ended September 30, 2007 over the prior-year period is due primarily to the costs associated with increased sales volumes of the categories noted above in Net Sales as well as a $0.4 million adjustment resulting from the purchase accounting adjustments as discussed above.

The increase in cost of goods sold of $2.9 million for the nine months ended September 30, 2007 over the prior-year period is due primarily to the costs associated with increased sales volumes of the categories noted above in Net Sales as well as a $0.6 million adjustment resulting from the purchase accounting adjustments as discussed above.

Quarter Ended September 30,

(Dollars in Millions)

Successor 2007	Predecessor 2006	$ Increase/ (Decrease)	% Increase/ (Decrease)
Operating Expenses
SG&A	$ 25.0	$ 19.1	$ 5.9	30.9%
R&D	1.6	1.9	(0.3)	(15.8)
Other (Income)Expense	(0.7)	(0.4)	(0.3)	(75.0)
Consolidated	$ 25.9	$ 20.6	$ 5.3	25.7%

Year-to-date Ended September 30,

(Dollars in Millions)

	Successor	Predecessor		Predecessor
	June 1 – September 30 2007	January 1 – May 31 2007	Combined 2007	2006	$ Increase/ (Decrease)	% Increase/ (Decrease)
Operating Expenses
SG&A	$ 32.4	$ 30.3	$ 62.7	$ 54.5	$ 8.2	15.0%
R&D	2.2	2.7	4.9	5.0	(0.1)	(2.0)
Other (Income)Expense	(1.0)	(4.5)	(5.5)	(1.4)	(4.1)	292.9
Consolidated	$ 33.6	$ 28.5	$ 62.1	$ 58.1	$ 4.0	6.9%

The increase in selling, general and administrative expenses for the quarter ended September 30, 2007 over the quarter ended September 30, 2006 of $5.9 million was primarily attributable to higher costs associated with incentive compensation and salaries and benefits expense of $3.0 million, non-recurring transaction expenses of $1.5 million as a result of the Acquisition, higher marketing expenses of $0.3 million, higher professional fees of $0.3 million and higher distribution expenses of $0.3 million. The decrease in research and development costs for the quarter ended September 30, 2007 over the quarter ended September 30, 2006 of $0.3 million was principally due to lower project expenses.

The increase in selling, general and administrative expenses for the nine months ended September 30, 2007 over the prior year period of $8.2 million was primarily attributable to higher costs associated with incentive compensation and salaries and benefits expense of $6.0 million, non-recurring transaction expenses of $2.2 million as a result of the Acquisition, higher marketing expense of $0.5 million, higher product liability expense of $0.5 million and higher distribution expense of $0.3 million, offset by lower legal expenses of $1.1 million. The increase in other income of $4.1 million is primarily related to the recognition of a $4.9 million non-cash gain for hedging contracts not yet settled at May 31, 2007, offset in part by the recording of $1.5 million in compensation expense for the option cancellations as a result of the Acquisition.

In connection with accounting for the Acquisition as a business combination using the purchase method of accounting, fixed assets associated with selling, general and administrative expense have been written up and increased depreciation expense in selling, general and administrative expenses by $0.3 million and $0.4 million, respectively, for the three and four month periods ending September, 30, 2007. Also in connection with accounting for the Acquisition as a business combination using the purchase method of accounting, amortization expense associated with intangible assets subject to amortization has been recorded and increased selling, general and administrative expenses by $0.6 million and $0.9 million, respectively, for the three and four month periods ending September 30, 2007. As these balances associated with the initial estimate for purchase accounting are based on preliminary data, these amounts and expenses are subject to change.

Interest Expense. Interest expense for the quarter ended September 30, 2007 was $6.4 million, a decrease of $1.1 million as compared to the second quarter of 2006. The decrease in interest expense from the same period in 2006 resulted primarily from lower average borrowings under the Amended and Restated Credit Agreement for the period ($61.3 million in 2007 compared to $89.5 million in 2006).

Interest expense for the nine months ended September 30, 2007 was $19.6 million, a decrease of $2.1 million as compared to the first nine months ended September 30, 2006. The decrease in interest expense from the same period in 2006 resulted primarily from lower average borrowings under the Amended and Restated Credit Agreement for the period ($65.5 million in 2007 compared to $74.7 million in 2006).

We expect to recognize lower non-cash interest expense related to amortization expense associated with debt issuance costs being offset by the $0.1 million premium recorded in connection with accounting for the Acquisition due to the fact that the bond is at a premium. This premium is recorded as a reduction to interest expense and is estimated to be approximately $1.0 million annually.

Taxes. Our effective tax rate was (36.9%) for the period June 1, 2007 through September 30, 2007 and 12.6% for the period January 1, 2007 through May 31, 2007. The effective tax rate was 4.0% for the nine months ended September 30, 2006. The difference between the actual effective tax rate for the respective periods above and the U.S. federal statutory rate of 35% is principally due to permanent differences, the benefits of our tax sharing agreement with RACI Holding and the impact of the valuation allowance which was eliminated while applying the purchase price method of accounting for business combinations.

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

State and local laws and regulations vary significantly in the level of additional restriction, beyond those established under federal law, placed on the manufacture, ownership and transfer of firearms. Some states have enacted, and others are considering, legislation restricting or prohibiting the ownership, use or sale of certain categories of firearms and/or ammunition. Certain states have enacted, or considered, legislation regarding the sale of locking devices together with firearms; although most are limited to handguns, some would apply to Remington shotguns and rifles. Although many states have mandatory waiting period laws in effect for handguns, there are currently few restrictive state regulations applicable to handgun ammunition. Our current firearm and ammunition products generally are not subject to such existing state restrictions, and generally would not be subject to any known proposed state legislation relating to regulation of “assault weapons.” Bills have been introduced in Congress to establish, and to consider the feasibility of establishing, a nationwide database recording so-called “ballistic images” of ammunition fired from new guns. To date, only two states have established such registries, and neither state’s laws call for “imaging” of data from long guns. On October 13, 2007, California enacted the Crime Gun Identification Bill of 2007, which requires, effective January 1, 2010, that semiautomatic handguns be equipped to imprint characters on cartridge cases which would identify the firearm. Final implementation of the law is subject to certification of applicable technology by the California Department of Justice. Depending on the outcome of the certification process, among other considerations, the imposition of such a system could significantly increase the cost of manufacturing and selling the Company’s ammunition products. Also, on October 13, 2007, California enacted the Ridley-Tree Condor Preservation Act, which would require the use of non-lead centerfire rifle and handgun ammunition when hunting in certain areas of the state.

We believe that recent federal, state and local legislation relating to the regulation of firearms and ammunition has not had a material adverse effect on its sale of these products to date. However, there can be no assurance that federal, state, local or foreign regulation of firearms or ammunition will not become more restrictive in the future and that any such development would not have a material adverse effect on our business.

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

Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects on the Company. Such forward-looking statements are not guarantees of future performance. The following important factors, and those important factors described elsewhere in this quarterly report or in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2006 under “Risk Factors,” could affect (and in some cases have affected) our actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

•

Lead, copper and zinc prices have experienced significant increases over the past three years primarily due to increased demand (including increased demand from China).  Furthermore, fuel and energy costs have increased over the same time period, although at a slower rate of increase.  We purchase copper, lead, and zinc options contracts to hedge against price fluctuations of anticipated commodity purchases.  With the volatility of pricing that the Company has recently experienced, there can be no assurance that we will not see further material adverse changes in commodity pricing or energy costs, and such further changes, were they to occur, could have a material adverse impact on our consolidated financial position, results of operations, or cash flows of the Company.

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

•

The purchase of firearms and their use in shooting sports is subject to federal, state and local governmental regulation. Regulatory proposals, even if never enacted, may affect firearms or ammunition sales as a result of consumer perceptions. While we do not believe that existing federal and state legislation relating to the regulation of firearms and ammunition has had a material adverse effect on our sales since 2004, no assurance can be given that more restrictive regulations, if proposed or enacted, will not have a material adverse effect on us in the future.

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

Certain of our financial instruments are subject to interest rate risk. As of September 30, 2007, we had long-term borrowings of $244.9 million ($271.1 million at September 30, 2006) of which $39.7 million ($69.0 million at September 30, 2006) was issued at variable rates. Assuming no changes in the $49.3 million of monthly average variable-rate debt levels ($68.8 million at September 30, 2006) from the latest twelve months ended September 30, 2007, we estimate that a hypothetical change of 100 basis points in the LIBOR and ABR interest rates would impact interest expense by $0.5 million ($0.7 million at September 30, 2006) on an annualized pretax basis. We were not a party to any interest rate cap or other protection arrangements with respect to our variable rate indebtedness as of September 30, 2007 or 2006.

We purchase copper, lead, and zinc option contracts to hedge against price fluctuations of anticipated commodity purchases. Lead, copper and zinc prices have experienced significant increases over the past three years primarily due to increased demand (including increased demand from China). The amounts of premiums paid for commodity contracts outstanding at September 30, 2007 were $7.8 million, $3.3 million higher than in 2006. At September 30, 2007 and 2006, the market value of our outstanding contracts relating to firm commitments and anticipated purchases up to eighteen months from the respective date was $20.8 million and $11.0 million, respectively, as determined with the assistance of a third party. Assuming a hypothetical 10% increase in copper, lead and zinc commodity prices which are currently hedged, at September 30, 2007 we would experience an approximate $7.4 million ($14.5 million at September 30, 2006) increase in our cost of related inventory purchased, which would be offset by an approximate $8.0 million (partially offset by an approximate $2.8 million at September 30, 2006) increase in the value of related hedging instruments. With the volatility of pricing that we have experienced, we believe that significant changes in commodity pricing could have a future material impact on our consolidated financial position, results of operations, or cash flows.

We also purchase steel supplies for use in the manufacture of certain firearms and ammunition products. Assuming a hypothetical 10% increase in steel prices, we would experience an approximate $0.6 million (an approximate $0.6 million at September 30, 2006) increase in our cost of related inventory purchased.

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

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the consolidated financial statements included elsewhere in this Form 10-Q, we have restated our previously issued financial statements for the quarter ended June 30, 2007 (the “Quarterly Period”) to reflect the correction of an error related to our provision for income taxes which resulted from the Company incorrectly accounting for income taxes for the Quarterly Period by applying an estimated effective tax rate for the annual period beginning January 1, 2007 and ending December 31, 2007 to the Quarterly Period.

As of and for the period ended September 30, 2007 (the “Evaluation Date”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at the Evaluation Date.

Impact of the Restatement on Disclosure Controls and Procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our financial reports have been made known to management, including our Chief Executive Officer and Chief Financial Officer, and other persons responsible for preparing such reports so that such information may be recorded, processed, summarized and reported in a timely manner. The circumstances surrounding the error related to our provision for income taxes were made known to the Company’s Chief Executive Officer and Chief Financial Officer through operation of our disclosure controls and procedures during our review of the Evaluation Date period. In consideration of the disclosure circumstances surrounding the discovery of the error, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were operating effectively at the Evaluation Date.

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

Impact of Restatement on Internal Control over Financial Reporting. In making this determination, management considered the control deficiency (which was determined to constitute a significant deficiency) in internal control over financial reporting that resulted in the need to restate our previously issued financial statements, as disclosed in Note 2 to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q. We reviewed and analyzed the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29 and SAB Topic 5 F (“Accounting Changes Not Retroactively Applied Due to Immateriality.”) As part of the analysis, our management considered the impact of the restatement adjustment on the financial statements of prior interim periods and determined to restate our previously issued financial statements because the impact of the error was material to the current year’s reported net income (loss). Based on our review and analysis, including the foregoing, our management also concluded that the control deficiency in internal control over financial reporting that resulted in the restatement of the prior period financial statements did constitute a significant deficiency, but did not constitute a material weakness. The Company's management concluded that this significant deficiency did not constitute a material weakness because it arose from an inadvertent oversight in a highly complex area of accounting and reporting for business combinations using the purchase method of accounting. The Company's management believes that the oversight was an isolated incident that was not due to a lack of recognition of the risk or effort by management to make appropriate and accurate financial disclosures. Accordingly, the Company's management believes that it is not indicative of a material weakness in internal control over financial reporting. This significant deficiency has been reported to the audit committee by our management and to our independent registered public accounting firm. The Company's internal controls have been strengthened through increased review and communication by the Company and its outside tax advisors to help ensure compliance in the are of accounting for certain of the Company's non-routine transactions. Management believes that there were no other material events that occurred during or with respect to the third quarter of fiscal 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As a result of contractual arrangements, we manage the joint defense of product liability litigation involving Remington brand firearms and our ammunition products for both Remington and the 1993 Sellers. As of September 30, 2007, approximately 12 individual bodily injury cases and claims were pending, primarily alleging defective product design, defective manufacture and/or failure to provide adequate warnings; some of these cases seek punitive as well as compensatory damages. We have previously disposed of a number of other cases involving post-Asset Purchase occurrences by settlement. All of the individual cases and claims pending as of September 30, 2007 involve post-Asset Purchase occurrences for which we bear responsibility under the Purchase Agreement.

The relief sought in individual cases includes compensatory and, sometimes, punitive damages. Not all complaints or demand letters expressly state the amount of damages sought. As a general matter, when specific amounts are provided, compensatory damages sought range from less than $75,000 to more than $10 million, while demands for punitive damages may range from less than $500,000, to as much as $100 million. Of the 12 individual post-Asset Purchase claims pending as of September 30, 2007, claimants specifying amounts purport to seek approximately $18.0 million in compensatory and no specific amount in punitive damages. In the Company’s experience, initial demands do not generally bear a reasonable relationship to the facts and circumstances of a particular matter, and in any event, are typically reduced significantly as a case proceeds. The Company believes that its accruals for product liability cases and claims, as described below, are a superior quantitative measure of the cost to it of product liability cases and claims.

At September 30, 2007, our accrual for product liability cases and claims was $12.7 million. The amount of our accrual for product liability cases and claims is based upon estimates developed as follows. We establish reserves for anticipated defense and disposition costs to us of those pending cases and claims for which we are financially responsible. Based on those estimates and an actuarial analysis of actual defense and disposition costs incurred by us with respect to product liability cases and claims in recent years, we determine the estimated defense and disposition costs for unasserted product liability cases and claims. We combine the estimated defense and disposition costs for both pending and unasserted cases and claims to determine the amount of our accrual for product liability cases and claims. It is reasonably possible that additional experience could result in further increases or decreases in the period in which such information is made available. We believe that our accruals for losses relating to such cases and claims are adequate. Our accruals for losses relating to product liability cases and claims include accruals for all probable losses the amount of which can be reasonably estimated. Based on the relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Asset Purchase, our accruals for the uninsured costs of such cases and claims and the Sellers’ agreement to be responsible for a portion of certain post-Asset Purchase shotgun-related product liability costs, as well as the type of firearms products that we make), we do not believe with respect to product liability cases and claims that any probable loss exceeding amounts already recognized through our accruals has been incurred.

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

To date, most municipal lawsuits have been dismissed and are no longer subject to appeal, including the consolidated action involving local California governments. The three remaining lawsuits are in various stages of motion practice, discovery, and trial preparation. A majority of states have enacted some limitation on the ability of local governments to file such lawsuits against firearms manufacturers. In addition, similar legislation limiting such lawsuits on a federal level has been proposed in both houses of Congress, most recently by the House of Representatives on October 20, 2005. President Bush signed the Protection of Lawful Commerce in Arms Act on October 26, 2005. The applicability of the law to various types of governmental and private lawsuits has been challenged.

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

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our predecessor company’s Annual Report on Form 10-K for the year ended December 31, 2006 and in other reports that we (and our predecessor company) file with the SEC, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and other reports are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

The near-term risks associated with acquisitions can often eclipse perceived benefits.

A potential combination of weaker credit metrics, integration risk, and near-term lower cash flow could pressure credit quality and the ratings of companies that actively pursue consolidation strategies. The potential integration risk often associated with acquisitions can also work against the perceived qualitative benefits of the transaction.

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

Management has been increasing the prices of our products and has been shortening sales terms. These higher product selling prices coupled with reduced sales terms could limit sales, which could negatively impact our business, operating results or financial condition.

Management has imposed price increases on our customers in an attempt to offset cost increases relating to materials and energy (including lead, copper, zinc, steel and fuel) that we have experienced since 2003. Management has also worked to reduce sales terms over the past year related to certain working capital initiatives. These higher product prices and shorter sales terms could limit our sales in the future and could negatively impact our business, operating results or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There are no matters to report subject to this Item for the period ended September 30, 2007.

Item 3.	Defaults Upon Senior Securities
There are no matters to report subject to this Item for the period ended September 30, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

There are no matters to report subject to this Item for the period ended September 30, 2007.

Item 5.	Other Information
There are no matters to report subject to this Item for the period ended September 30, 2007.

Item 6. Exhibits

3.2	Remington Arms Company, Inc. By-Laws, as amended and restated on October 10, 2007.
10.1	Paul L. Cahan Severance Agreement, dated as of August 31, 2007, between Remington Arms Company, Inc., and Paul L. Cahan.*
10.2	Union Extension Agreement, dated as of September 14, 2007, between Remington Arms Company, Inc., and the International Union, United Mine Workers of America.*
31.1	Certification Pursuant to 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
*	Management contract or compensatory plan or arrangement.
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

REMINGTON ARMS COMPANY, INC.

/s/ Stephen P. Jackson, Jr.

Stephen P. Jackson, Jr.

Chief Financial Officer, Treasurer, and Corporate Secretary
(Duly Authorized Officer and Principal Financial Officer)

November 14, 2007

EXHIBIT INDEX

Exhibit No.	Description
3.2	Remington Arms Company, Inc. By-Laws, as amended and restated on October 10, 2007.
10.1	Paul L. Cahan Severance Agreement, dated as of August 31, 2007, between Remington Arms Company, Inc., and Paul L. Cahan.*
10.2	Union Extension Agreement, dated as of September 14, 2007, between Remington Arms Company, Inc., and the International Union, United Mine Workers of America.*
31.1	Certification Pursuant to 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
*	Management contract or compensatory plan or arrangement.
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