Form 10-Q/A
period 2007-09-30
REMINGTON ARMS CO INC/
filed 2007-11-19
CIK 916504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C. 20549

FORM 10-Q/A

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                                               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

September 30, 2007

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

At November 9, 2007, the number of shares outstanding of each of the issuer’s classes of common stock is as follows: 1,000 shares of Class A Common Stock, par value $.01 per share.

Explanatory Statement

This Amended Form 10-Q/A (the “Amendment”) is being filed solely to correct typographical errors made to the cover page during the EDGAR conversion process of Remington Arms Company, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the Securities and Exchange Commission on November 14, 2007 (the "Original Report"). The cover page indicated that the financial information presented was for the quarterly period ended September 30, 2006. The financial information included in the Original Report, however, presented the required data for the quarterly period ended September 30, 2007. In addition, the commission file number on the cover page was presented as 333-104141, when in fact it should have been presented as 033-74194-01. Finally, the sentence which discloses the number of shares outstanding on the cover page was presented as of November 10, 2006, but should have been presented as of November 9, 2007.

Except for the matter described above, all other information in the Original Report, including the financial statements, is unchanged. This amendment does not modify or update disclosures to reflect developments since the filing date of the Original Report.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, included as exhibits to the Original Filing, have been amended, restated and re-executed as of the date of this Amendment and are included as Exhibits 31.1 and 31.2 hereto.

REMINGTON ARMS COMPANY, INC.

FORM 10-Q/A

September 30, 2007

INDEX

                                Page No.

Part II. OTHER INFORMATION

Item 6.	Exhibits.......................................................................................................................................1

SIGNATURE..............................................................................................................................................2

EXHIBIT INDEX........................................................................................................................................3

PART II. OTHER INFORMATION

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

1

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

November 19, 2007

2

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

3