Form 10-K
period 2007-12-31
REMINGTON ARMS CO INC/
filed 2008-03-28
CIK 916504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

There are no shares of the issuer’s common equity held by non-affiliates. At March 28, 2008, the number of shares outstanding of the issuer’s common stock is as follows: 1,000 shares of Class A Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
None

REMINGTON ARMS COMPANY, INC.

FORM 10-K

December 31, 2007

INDEX

		Page No.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

PART I		1
ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	16
ITEM 1B.	UNRESOLVED STAFF COMMENTS	24
ITEM 2.	PROPERTIES	25
ITEM 3.	LEGAL PROCEEDINGS	26
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	29

PART II		30
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	30
ITEM 6.	SELECTED FINANCIAL DATA	31
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	36
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	59
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	60
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	115
ITEM 9A(T).	CONTROLS AND PROCEDURES	116
ITEM 9B.	OTHER INFORMATION	118

PART III		119
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	119
ITEM 11.	EXECUTIVE COMPENSATION	123
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	152
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	153
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	155

PART IV		156
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	156

SIGNATURES		157

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT		159

EXHIBIT INDEX		160

NOTE REGARDING FORWARD-LOOKING STATEMENTS

          This annual report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in the operations and financial results and the business and the products of the Company, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Such forward-looking statements are not guarantees of future performance. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Information Concerning Forward-Looking Statements.”

PART I

Item 1. BUSINESS

References in this report to “the Company”,”we,” “us,” “our,” and words of similar import mean the collective reference to Remington Arms Company, Inc. (“Remington”) and its subsidiaries, RA Brands, L.L.C. (“RA Brands”), RA Factors, Inc. (“RA Factors”) (which was merged with and into Remington as of December 31, 2006) and Remington Steam, LLC (“Remington Steam”), unless the context otherwise requires. References in this report to “Holding” are to Remington’s parent, RACI Holding, Inc.

On May 31, 2007 (the “Closing Date”), 100% of the shares of Holding, the sole stockholder of Remington, were purchased by American Heritage Arms, LLC (which was converted into a corporation as of December 11, 2007, and is now American Heritage Arms, Inc.)(“AHA”), an affiliate of Cerberus Capital Management, L.P. (“CCM” and, along with CCM’s affiliates other than operating portfolio companies, collectively “Cerberus”), pursuant to a stock purchase agreement dated as of April 4, 2007 (the “AHA Acquisition”).

Company Overview

          Founded in 1816 and currently operating as a corporation, we design, manufacture and market a comprehensive line of primarily sporting goods products for the global hunting and shooting sports marketplace under the Remington® brand name. We also design, manufacture and market products with law enforcement, military, and government applications. Our 191-year history gives us a long-established reputation in the marketplace for our products. We believe that Remington is a powerful brand in the broader U.S. sporting goods and outdoor recreation markets and that our products are recognized by sportsmen worldwide for their superior value, performance and durability.

          Our product lines consist primarily of firearms (shotguns and rifles) and ammunition, as well as hunting and gun care accessories, clay targets, and powder metal products.

          For the year ended December 31, 2007, we had consolidated net sales of $489.0 million and a net loss of ($1.5) million.

          The accompanying audited consolidated financial statements of Remington include the accounts of its wholly owned subsidiaries, RA Brands, RA Factors (which was merged with and into Remington as of December 31, 2006) and Remington Steam, as well as reflect the impact of the Company’s unconsolidated 50% joint venture interest in Remington ELSAG Law Enforcement Systems, LLC (“RELES”) (which was sold as of September 26, 2007). RA Brands primarily exists to own, protect and comply with the legal requirements applicable to our patents, trademarks, and copyrights (as discussed below), RA Factors primarily existed to collect our accounts receivable, and Remington Steam primarily exists to accommodate changes to the Company’s long-term steam supply at its Ilion, New York facility. The accounts of Holding, the sole stockholder of Remington, and those of AHA, the sole stockholder of Holding, are not presented herein. Significant transactions between the Company, Holding and AHA and the related balances are reflected in the audited consolidated financial statements and related disclosures.

Recent Business Developments

Acquisition by AHA

          The shares of Holding, the sole stockholder of Remington, were purchased by AHA on the Closing Date, pursuant to a stock purchase agreement dated as of April 4, 2007 (the “Stock Purchase Agreement”) between Holding, its stockholders and deferred stockholders (including the ownership interests represented by Bruckmann, Rosser, Sherrill & Co. II, L.P. and the Clayton & Dubilier Private Equity Fund IV Limited Partnership (the “CDR Fund”)), as well as the Holding stock option holders.

          On the Closing Date of the AHA Acquisition, AHA acquired all of the capital stock of Holding, consisting of 205,208 shares of issued and outstanding Class A common stock, par value $0.01 per share (the “Common Stock”) and 5,851 deferred shares of Common Stock (which were converted into shares of Common Stock on the Closing Date), at a value of $330.47 per share less related selling expenses, escrow and related taxes. In addition, among other things, on the Closing Date outstanding options to purchase 10,635 shares of Holding Common Stock (the “Stock Options”), which constituted all of the outstanding Stock Options, immediately vested subject to the applicable change in control provisions in Holding’s 1999 Stock Incentive Plan and 2003 Stock Option Plan.

          As a result of the AHA Acquisition, Remington made option cancellation payments on the Closing Date, representing the purchase price of $330.47 per share less the strike price of $220.31 with respect to each Stock Option less related selling expenses, escrow and related taxes. AHA provided the funds to Holding which, in turn, provided the funds to Remington to make these option cancellation payments. On the Closing Date, AHA also provided Holding with approximately $48.2 million to pay and satisfy in full as of the Closing Date the full outstanding amount of principal and interest of Senior Note A due 2011 and Senior Note B due 2012 issued by Holding and held by the CDR Fund (the “Holding Notes”).

          In accordance with the terms of the Stock Purchase Agreement, AHA, Holding and Remington disbursed funds as follows:

•	AHA paid sellers $59.0 million, net of $10.7 million of costs incurred by the sellers, certain seller withholding taxes, and amounts to be placed in escrow.

•	AHA provided the escrow agent $5.0 million representing amounts withheld from the sellers’ gross sales price.

•	AHA paid $0.7 million of seller-incurred legal fees with amounts withheld from the sellers’ gross sales price.

•	AHA provided $48.2 million to Holding for the payment of the Holding Notes and $0.7 million for certain tax withholdings due from sellers.

•	AHA provided Remington with $5.1 million for payment of the management bonus and cancellation of the Stock Options, net of seller-related expenses.

•	Holding paid $48.2 million to satisfy in full the Holding Notes.

•	Holding paid $3.7 million of certain AHA Acquisition-related costs with funds provided from Remington and provided Remington with $0.7 million associated with tax withholdings from the sellers.

•	Remington provided Holding with $3.8 million from its Revolving Credit Facility to pay for certain buyer-related AHA Acquisition costs described above.

•

Remington paid $10.3 million from its Revolving Credit Facility in connection with obtaining waivers, amendments and consents to the Revolving Credit Facility and $200.0 million 10.5% Senior Notes due 2011 (the “Notes”).

•	Remington paid $0.7 million for cancellations of the Stock Options and $1.1 million of withholding taxes from amounts withheld from sellers and option holders.

•	Remington paid $4.0 million in management bonuses and related withholding taxes from amounts that were withheld from the sellers and from funds provided by AHA.

          In addition, subsequent to May 31, 2007, AHA contributed approximately $6.1 million of the initial capital to the capital of Remington. These amounts were used to pay down the $3.8 million that Remington provided Holding for transaction-related costs and a portion of the outstanding credit facility balance at the time.

          As a result of the AHA Acquisition, AHA now controls 100% of the capital stock of Holding. The preliminary value of the AHA Acquisition was $416.6 million at May 31, 2007, based on a preliminary draft of a third party valuation, which includes the assumption of all of Remington’s approximately $85.2 million of funded indebtedness related to the Amended and Restated Credit Agreement, dated March 15, 2006, by and among Remington, Wachovia Bank, National Association, RA Factors, Inc., and the lenders from time to time parties thereto (the “Credit Agreement”), the $203.8 million principal amount of the Notes and approximately $3.4 million of certain other indebtedness at the Closing Date, before AHA Acquisition fees and expenses. The payment for the Common Stock and converted deferred shares of Common Stock, the Stock Option cancellation payment and repayment of the Holding Notes was funded by AHA’s available cash. In addition, Remington obtained all necessary waivers, amendments and consents so that Remington’s Credit Agreement and the indebtedness evidenced by the Notes remained outstanding and not in default.

Push Down Accounting

          In accordance with the guidelines set forth in SAB Topic 5J, “Miscellaneous Accounting, Pushdown Basis of Accounting Required in Certain Limited Circumstances”, the purchase price paid by AHA plus related purchase accounting adjustments have been “pushed-down” and recorded in our financial statements for the period subsequent to May 31, 2007. This has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the “successor” period beginning June 1, 2007. Information for all “predecessor” periods prior to the AHA Acquisition is presented using our historical basis of accounting. Following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of June 1, 2007 based on preliminary valuations, as well as subsequent adjustments:

	As of June 1, 2007	Net Adjustments	As of Dec. 31, 2007

Inventory	$180.9	$(2.1)	$178.8
Other Current Assets	136.4	0.2	136.6

Property, Plant and Equipment	104.2	0.3	104.5
Goodwill	67.0	(6.0)	61.0
Identifiable Intangible Assets	73.9	(0.9)	73.0
Other Long-Term Assets	22.1	—	22.1

Total Assets Acquired	$584.5	$(8.5)	$576.0

Current Liabilities	$91.6	$0.2	91.8
Revolving Credit Facility	85.2	—	85.2
10 ½% Senior Notes Due 2011	203.8	—	203.8
Pension & OPEB	40.9	(9.5)	31.4
Other Non-Current Liabilities	38.8	0.8	39.6

Total Liabilities Assumed	460.3	(8.5)	451.8

Estimated AHA Acquisition Cost	$124.2	$—	$124.2

          Valuations have been prepared with the assistance of third party valuation experts (for inventory, property, plant and equipment, intangibles and certain liability accounts). The allocation of the purchase price is based upon preliminary valuation data and our estimates, assumptions and allocation to segments are subject to change. For instance, adjustments to estimated lives of property, plant and equipment could cause depreciation to change. Also, potential liabilities associated with improvement initiatives have not yet been finalized and may change. Any individual item or combination of the above could also impact accounting for deferred income taxes and segment allocations. Goodwill would change if any of the other valuations of any asset or liabilities changes.

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

Labor Related Matters

          On October 26, 2007, Remington was notified by the International Union, United Mine Workers of America (the “Union”), which represents certain individuals employed by the Company at the Company’s Ilion, New York manufacturing facility (collectively, the “Covered Employees”), that a new collective bargaining agreement (the “New Agreement”) between the Union and the Company had been ratified and approved by the Covered Employees. The New Agreement supersedes the prior collective bargaining agreement between the Company and the Union, effective as of October 12, 2002 (the “Agreement”), as well as all extensions thereof, and also supersedes all prior collective bargaining agreements between the Union and the Company. The New Agreement relates to Covered Employees and is for a term that commenced on October 27, 2007 and expires on October 28, 2012.

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

•

Acceptance of the proposed amendments to the Remington Arms Company, Inc. Pension and Retirement Plan (the “Pension Plan”), which were effective December 31, 2007 and provide, among other things, that no participant in the Pension Plan will earn any further benefit accruals after December 31, 2007. In 2007, we recognized a curtailment gain of $6.4 million related to the amendment to the Pension Plan.

Second Amendment to Credit Facility

          On November 13, 2007, we entered into the Joinder Agreement, Second Amendment and Supplement to Amended and Restated Credit Agreement by and among Remington, RA Brands, L.L.C., Wachovia, and the lenders from time to time parties thereto (the “Second Amendment”), which amended the Credit Agreement, by and among the same parties and RA Factors, Inc., as amended on May 31, 2007 (the “First Amendment”), by and among the same parties other than RA Factors, Inc., which was merged with and into Remington as of December 31, 2006 and is thus not a separate and distinct party to the First Amendment or the Second Amendment. The Second Amendment modifies certain terms and conditions of the Credit Agreement and the First Amendment. Capitalized terms used and not defined herein have the meanings set forth in the Credit Agreement, the First Amendment and the Second Amendment.

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

(5)

Amending the dollar amounts of Average Excess Availability by between $2.0 million and $5.0 million, depending on the tier, to which the Applicable Margin for the Euro-Dollar Loans and Base Rate Loans applies; and

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

          In connection with the closing of the Marlin Acquisition, as defined under “Acquisition of Marlin Firearms Company” later in this section, we entered into the Joinder Agreement and Supplement to Amended and Restated Credit Agreement (the “Joinder Agreement”) on January 28, 2008, by and among Remington and RA Brands, L.L.C., as the existing borrowers, The Marlin Firearms Company (“Marlin”) and H&R 1871, LLC (“H&R”), as the new borrowers, Wachovia, in its capacity as administrative and collateral agent for various financial institutions (the “Lenders”), and such Lenders. Pursuant to the Joinder Agreement, each of Marlin and H&R became a “Borrower” under the Amended and Restated Credit Agreement.

Acquisition of Marlin Firearms Company

          We completed our acquisition of all of the outstanding shares of Class A and Class B Common Stock (collectively, the “Shares”) of Marlin on January 28, 2008 (the “Marlin Closing Date”), from the shareholders of Marlin (collectively, the “Marlin Sellers”) pursuant to a stock purchase agreement (the “Marlin Stock Purchase Agreement”) dated as of December 21, 2007 by and among Marlin, Remington, the Marlin Sellers party thereto, and Frank Kenna, III, solely in his capacity as the Shareholders’ Representative (the “Marlin Acquisition”). The Marlin Acquisition includes Marlin’s 100% ownership interest in H&R.

          The total purchase price for the Marlin Acquisition is estimated to be approximately $47.6 million (the “Purchase Price”), subject to certain Purchase Price reductions. The following is a summary of certain material transactions related to the closing of the Marlin Acquisition:

•

Remington purchased the Shares and paid other related fees and expenses associated with the Marlin Acquisition with available cash on hand, funds available under existing credit facilities and an equity contribution provided by AHA to Remington through Remington’s parent, Holding. AHA owns 100% of Holding.

•

Remington paid the Marlin Sellers aggregate consideration of $36.0 million (the “Consideration”), of which $5.2 million was deposited into an escrow account to secure certain indemnity obligations of the Marlin Sellers under the Marlin Stock Purchase Agreement (the “Escrow Amount”). Any unused portion of the Escrow Amount will be released to the Marlin Sellers in two equal portions on two dates that are twelve and eighteen months following the Marlin Closing Date.

•	Remington paid approximately $5.3 million of Marlin Acquisition-related fees and expenses.

•

At the Marlin Closing Date and on behalf of Marlin, Remington repaid approximately $6.3 million of borrowings under the Marlin Amended and Restated Commercial Revolving Line of Credit Agreement between Marlin and Webster Bank, National Association.

•

The Consideration includes a reduction of $2.8 million in respect of an estimate of underfunding of Marlin’s pension plan as of the Marlin Closing Date. If the actual amount of the underfunding of the Marlin pension plan as of the Marlin Closing Date is less than $2.8 million as finally determined, Remington will increase the Consideration paid to the Marlin Sellers by the amount of such difference.

          In connection with the closing of the Marlin Acquisition, as noted above, we entered into the Joinder Agreement. Pursuant to the Joinder Agreement, each of Marlin and H&R became a “Borrower” under that certain Amended and Restated Credit Agreement by and among Remington, Wachovia, certain subsidiaries of Remington, and the lenders from time to time a party thereto, dated March 15, 2006 and as amended on May 31, 2007 and November 13, 2007.

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

(2) Ammunition, which designs, manufactures and markets primarily sporting ammunition and ammunition reloading components; and

(3) All Other, which includes accessories and other gun-related products, licensed products.

          The following table sets forth our net sales for each of our aggregated reporting segments for the periods shown:

	Successor	Predecessor

	June 1-Dec. 31	Jan. 1-May 31
	2007	2007	2006	2005

Firearms	$138.7	$80.5	$223.4	$202.2
Ammunition	169.3	78.9	204.9	184.5
All Other	14.0	7.6	17.7	23.7

Total	$322.0	$167.0	$446.0	$410.4

          See Note 22 to our audited consolidated financial statements for the year ended December 31, 2007 appearing elsewhere in this annual report. There are no significant assets owned by the Company outside of the United States.

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

          Our most popular shotguns are the Model 870™ pump-action shotgun, and the Model 1100™ and Model 11-87™ auto-loading shotguns. Remington shotguns are offered in versions that are marketed to both novices and experienced gun owners. Specialty shotguns focus on the deer, turkey and other specialized hunting markets, recreational and competitive clay target shooting, and various law enforcement and military applications. We also offer over/under, side-by-side, and single shot shotguns. Retail list prices for our most popular shotguns range up to $1,200.

          Our most popular rifles are the Model 700™, Model Seven™, and Model 770™ centerfire rifles and the Model 597™ rimfire rifles. The Model 710™ has been updated to the Model 770™ for 2007 to address current market trends. To appeal to a broad range of gun owners, we manufacture these rifles in a wide variety of chamberings, configurations and finishes. Retail list prices for our most popular rifles range up to $900.

          Product Introductions

          We focus our product development efforts on introducing new products that satisfy the need for specialized, high-performance firearms. In 2007, we introduced a new trigger system for the Model 700™ called the X Mark Pro™, and enhanced the Model Seven™ bolt-action rifle category through the addition of the Model Seven™ XCR with proprietary TriNyte™ corrosion control coating. Additionally in 2007, we introduced a new value priced varmint rifle, the Model 700™ SPS™ Varmint and a line of tactical firearms as well as the Model 770™ Sportsman® rifle category which featured several upgrades to the popular Model 710™ Sportsman® line. In 2008, Remington announced the R-15™ Modular Repeating Rifle, a version of the popular AR-15 style rifle geared primarily toward the hunting market. In addition, a uniquely featured new product was presented in the Model 700™ VTR™ (Varmint Target Rifle) with a new triangular barrel contour and integral muzzle brake as well as a stainless steel version of the Model 770™. In shotguns, Remington announced the new Shur Shot™ ambidextrous thumbhole stock on several specialty turkey and deer hunting platforms, as well as a new premium target shotgun line in the Model 1100™ Premier® Sporting.

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

          Seasonality

          We sell a broad range of firearms products. The majority of our firearms products are manufactured for hunting, target, and plinking use, while other models are intended for government, military, and law enforcement applications. As a result of the core use of our products occurring during the fall hunting season (September-December), the majority of our sales are seasonal and concentrated toward the fall hunting season. While we have historically followed the industry practice of selling products pursuant to a “dating” plan, allowing the customer to buy the products commencing at the beginning of our dating plan periods and pay for them on extended terms, we have now commenced to shorten the duration of these terms in order to increase cash flow and working capital.

          As a result of the seasonal nature of our sales, the extended payment terms under our dating plan billing practices, and the aforementioned seasonality, our historical working capital financing needs generally have significantly exceeded cash provided by operations during certain parts of the year until certain of our extended accounts receivable come due and are collected. As a result, our working capital financing needs tend to be greatest during the spring and summer months, decreasing during the fall and reaching their lowest points during the winter.

          Competition

          Product image, performance, quality and innovation are the primary competitive factors in the firearms industry, with price and customer service also being important. Our shotgun products compete with products offered by O. F. Mossberg & Sons, Inc., Winchester firearms, Browning, and Beretta. Our rifles compete with products offered by Sturm, Ruger & Co., Inc., Winchester firearms, Savage Arms, Inc. and Browning. We believe that we compete effectively with all of our present competitors. However, there can be no assurance that we will continue to do so, and our ability to compete could be adversely affected by our leveraged condition. In 2006, Winchester closed the Winchester rifle factory in New Haven, Connecticut. In 2007, Smith & Wesson, through its acquisition of Thompson/Center Arms, Inc. became a competitor with their entry into the long gun market.

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

          Supply of Raw Materials

          To manufacture our various products, we utilize numerous raw materials, including steel, wood, and plastics, as well as parts purchased from independent manufacturers. For a number of our raw materials, we rely on a limited number of suppliers. For example, a major portion of our requirements for shotgun barrel blanks and wood stocks are each currently being met by a limited number of vendors. In 2006, we began importing sourced products from a few foreign vendors, which continued in 2007 and we will continue to do so in 2008. See “Risk Factors” for additional information on our sole source supplier agreement and risks associated with this product line.

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

          Our most popular ammunition products include Core-Lokt® centerfire rifle ammunition, the brand share leader in the category, Premier STS and Nitro 27 target loads, which management believes are widely viewed as the performance leader in trap, skeet and sporting clays shooting by virtue of their combination of superior first firing performance and reloadability. Recent ammunition product introductions have focused on developing exclusive or proprietary technology with application to performance oriented hunting segments.

          Product Introductions

          We focus our product development efforts on introducing new products that satisfy the need for specialized, high-performance ammunition. In 2007 we introduced the 17 Remington Fireball® Centerfire Rifle Cartridge, a new lightning fast, light recoiling round designed specifically to meet the needs of the serious varmint hunter. Our introduction of Power Level™ Ammunition utilized unique propellant technology and allowed hunters to obtain multiple performance levels from their 300 Remington Ultra Mag™ Rifle, which previously would only be attainable by switching guns and cartridges. Finally, Remington reentered the Boxed Component Bullet business via the introduction of new SKU’s of our High Performance Core-Lokt® Ultra Bonded® Bullets.

          For 2008, Remington announced the introduction of our new AccuTip high performance deer slug. This saboted, jacketed slug delivers tremendous on-game performance and incorporates a unique polymer tip configuration that significantly enhances accuracy for the discriminating shotgun deer hunter. Terminal performance is assured via the use of Remington proven core bonding technology and patented spiral nose cut design. Also in 2008, Remington expects to add a new line of lead-free frangible ammunition to our Law Enforcement product line. The Disintegrator® CTF™ line will be offered in key pistol cartridges and features a sintered copper-tin projectile that is completely frangible when fired against hard steel backstops, a particularly desirable trait in Law Enforcement training activities. In addition, Remington also expects to expand its successful Power Level™ ammunition concept to include the 7mm Remington Ultra Mag™ cartridge, as well as add three new offerings to Remington’s established line of Managed Recoil™ rifle ammunition. Now available in 300 Remington Ultra Mag™, 7mm-08 Remington and 260 Remington, Managed Recoil™ ammunition reduces felt recoil by roughly 50% and provides hunters and shooters who are recoil sensitive with an alternative that provides great on-game performance and a ballistic trajectory that essentially duplicates full power loads at distances of up to 200 yards. Finally, Remington intends to expand its presence in the Boxed Component Bullet category through the addition of both Core-Lokt® and AccuTip bullets in all popular rifle calibers.

          Competition

          Price, service, quality and product innovation are the primary competitive factors in the ammunition industry. In the ammunition market, we compete with the Winchester division of Olin Corporation, and the Federal Cartridge Co. and CCI units of Alliant Techsystems, Inc. Additionally, some imported ammunition brands compete in the domestic market, focusing primarily on price to gain and maintain access and drive sales. We believe that we compete effectively with all of our present competitors. However, there can be no assurance that we will continue to do so, and our ability to compete could be adversely affected by our leveraged condition.

          Seasonality

          We produce and market a broad range of ammunition products. The majority of our ammunition products are manufactured for hunting use. Sales of some of our products occur outside the core fall hunting season (September through December) and consist of several types of ammunition that are intended for target shooting. In addition, these non-seasonal products include certain types of ammunition, primarily for pistol and revolver use, as well as ammunition with government, military, and law enforcement applications. The majority of our ammunition products, however, are manufactured for hunting use. As a result, with the majority of the sales of our products being seasonal and concentrated toward the fall hunting season, we have historically followed the industry practice of selling products pursuant to a “dating” plan, allowing the customer to buy the products commencing at the beginning of our dating plan periods and pay for them on extended terms. We have now commenced to shorten the duration of these terms in order to increase cash flow and working capital.

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

          Supply of Raw Materials

          To manufacture our various products, we utilize numerous raw materials, including steel, lead, brass, powder, and plastics. For a number of our raw materials, we rely on a limited number of suppliers. For example, our brass strip and lead requirements are being serviced primarily by a few vendors and our requirements for smokeless powder are primarily met by three suppliers, who are the only sources of smokeless powder in the United States and Canada.

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

          The price and availability of production materials are affected by a wide variety of interrelated economic and other factors, including alternative uses of materials and their components, changes in production capacity, energy prices, commodity prices, and governmental regulations. Specifically, in 2006 and 2007 our manufacturing site experienced cost increases related to purchases of base metals related to our business, increased processing charges and increased energy costs. These increases were directly related to supply shortages caused by an increase in foreign market demand for base metals and energy. Industry competition and the timing of price increases by suppliers’ limits to some extent our ability and the ability of other industry participants to pass these types of cost increases on to customers. We generally use commodity options contracts to hedge against the risk of increased prices for certain raw materials. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financial Instruments”.

All Other Product Lines

          Accessories. We market hunting and shooting accessories (primarily gun parts, gun care and cleaning products and folding and collectible knives). These items are primarily purchased by third parties.

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

          Clay Targets. We produce a complete line of clay targets for use in trap, skeet and sporting clays shooting activities, marketed under the STS™ brand name. Targets are manufactured from a mixture of limestone and petroleum pitch. Our clay targets are manufactured at one facility located in Findlay, Ohio. Our other facility in Ada, Oklahoma has been idle due to supply limitations discussed in Note 5 to our audited consolidated financial statements for the year ended December 31, 2007, appearing in “Item 8 – Financial Statements and Supplementary Data” in this annual report on Form 10-K.

Former Unconsolidated Joint Venture

          Remington ELSAG Law Enforcement Systems, LLC (“RELES”). Pursuant to a joint venture agreement with ELSAG, Inc., an unaffiliated third party, we created RELES to sell and service mobile license plate reading technology to state and local law enforcement agencies and certain federal agencies. The agreement provided us with a 50% ownership interest which was not considered to be a material portion of our business. The joint venture agreement called for each member to provide 50% of required capital investments and receive 50% of distributions, with an original maximum contribution amount of $1.5 million by each party. As of December 31, 2006, both parties had made their required capital contribution. In addition, we provided certain administrative support functions, while ELSAG, Inc. provided product technology support. As noted in “Recent Business Developments” above, we sold our 50% interest in RELES to ELSAG, Inc. on September 26, 2007.

OTHER CORPORATE INFORMATION

          Backlog Information

          As of February 29, 2008, the backlog of unfilled total orders (excluding those resulting from the January 2008 Marlin Acquisition) was approximately $115.5 million, which are reasonably expected to be filled during 2008, compared to $125.8 million as of February 28, 2007. Including orders resulting from the Marlin Acquisition, as of February 29, 2008, the backlog of unfilled total orders was approximately $135.2, which are reasonably expected to be filled during 2008.

          Service and Warranty

          We support service and repair facilities for all of our firearms products in order to meet the service needs of our distributors, customers and consumers nationwide. New Remington firearms products manufactured by the Company in North America are warranted to the original purchaser to be free from defects in material and workmanship for a period of two years commencing with the registered date of purchase by the end customer. Import products are warranted by our vendors for a period of one year commencing with the registered date of purchase by the end customer. We also provide limited warranties for our ammunition products. Warranty expense was $2.4 million, $2.7 million, and $2.7 million in 2007, 2006, and 2005, respectively.

          Customer Concentration

          Approximately 17% of our total 2007 sales consisted of sales made to one customer; Wal-Mart. National accounts generally provide convenient access for hunting and shooting consumers to our products but carry a more limited array of products and are more seasonal in sales. Our sales to Wal-Mart are generally not governed by written contracts. Although we believe our relationship with Wal-Mart is good, the loss of this customer or a substantial reduction in sales to this customer could adversely affect our financial condition, results of operations or cash flows. No other single customer comprises more than 10% of total sales.

          No material portion of our business is subject to renegotiation of profits or termination of contracts at the election of a governmental purchaser.

          Foreign sales accounted for approximately 12% in 2007, 6% in 2006, and 5% in 2005 of our total net sales. Our sales personnel and manufacturer’s sales representatives market to foreign distributors generally on a nonexclusive basis and for a one-year term.

          Marketing and Distribution

          Our products are distributed throughout the United States and in approximately 56 other countries (including Canada and various countries throughout Europe and Asia). In the United States, Remington products are distributed primarily through a network of wholesalers and retailers who purchase the product directly from us for resale to gun dealers and end users, respectively. The end users include sportsmen, hunters, target shooters, gun collectors, and members of law enforcement and other government organizations.

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

          Our direct sales force services four distribution channels: distributors, chains (regional and national), direct dealers and indirect dealers.

          Patents, Trademarks and Copyrights

          Our operations are not dependent upon any single trademark other than the Remington word mark and the Remington logo mark. Some of the other trademarks that we use, however, are nonetheless identified with and important to the sale of our products. Generally, registered trademarks have perpetual life, provided that they are renewed on a timely basis and continue to be properly used as trademarks. Our business is not dependent to a material degree on patents, copyrights, or trade secrets. We do not believe that the expiration of any of our patents will have a material adverse effect on our financial condition or our results of operations. We likewise do not believe that any of our licenses of intellectual property to third-parties are material to our business, taken as a whole.

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

          While we own the Remington marks (and registrations thereof) for use in our firearms and ammunition product lines and certain related products associated with hunting, wildlife and the outdoors, Spectrum Brands, Inc. (formerly Rayovac Corporation), with its September 2003 purchase of Remington Products Co. LLC, and DESA, LLC, all unrelated companies, claims rights to the Remington mark with respect to certain other product areas, particularly personal care products (including electric razors) and lawn and garden products.

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

          Research and Development

          We maintain an ongoing research and development program, and employ approximately 30 individuals to work in such capacity at our Elizabethtown, Kentucky facility as of February 28, 2008. New products and improvements to existing products are developed based upon the perceived needs and demands of consumers, as well as successful products introduced to the market by our competitors. Our research and development program involves an in-house team of engineers and technicians working with operations personnel using tools such as computer-assisted design. Research and plant technical staff then collaborate to produce an experimental prototype, ensuring that products and manufacturing processes are concurrently designed. Following a successful prototype, a pilot run is commenced to ensure that plant personnel and equipment can manufacture the product efficiently. We continue to introduce new products employing innovations in design, manufacturing and safety in both firearms and ammunition, as outlined in the “Product Introductions” sections above.

          Research and development expenditures for our continuing operations for the year ended December 31, 2007 amounted to approximately $6.3 million, $6.4 million in 2006, and in 2005 amounted to approximately $5.9 million.

          Product Liability

          For information concerning product liability cases and claims involving us, see Item 3, “Legal Proceedings”. Because our assumption of financial responsibility for certain product liability cases and claims involving pre-Asset Purchase occurrences was limited to an amount that has now been fully paid, with E.I. DuPont Nemours & Company (“DuPont”) and its affiliates (collectively, the “1993 Sellers”) retaining liability in excess of that amount and indemnifying us in respect thereof, and because of the passage of time, we believe that product liability cases and claims involving occurrences arising prior to the Asset Purchase are not likely to have a material adverse effect upon our financial condition, results of operations, or cash flows. See “Business—Certain Indemnities”.

          While it is difficult to forecast the outcome of litigation, we do not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Asset Purchase, our accruals for the uninsured costs of such cases and claims and the 1993 Sellers’ agreement to bear partial responsibility for certain post-Asset Purchase shotgun-related product liability costs, as well as the type of firearms products we make), that the outcome of all pending product liability cases and claims will be likely to have a material adverse effect upon our financial condition, results of operations, or cash flows. However, in part because of the uncertainty as to the nature and extent of manufacturer responsibility for product liability allegations, especially as to firearms, as well as the potential nature of firearms-related injuries, there can be no assurance that our resources will be adequate to cover both pending and future product liability occurrences, cases or claims, in the aggregate, or that such a material adverse effect will not result there from. Because of the nature of our products, we anticipate that we will continue to be involved in product liability cases and claims in the future.

          Since December 1, 1993, we have maintained insurance coverage for product liability claims for personal injury or property damage relating to occurrences after the 1993 asset purchase, subject to certain self-insured retentions on a per-occurrence basis. The current insurance policy extends through November 30, 2008. Certain of our current excess insurance coverage expressly excludes actions brought by municipalities as described in “Legal Proceedings”. We paid $1.4 million, $3.2 million, and $1.5 million in legal fees and settlements in connection with product liability cases and claims in the years ended December 31, 2007, 2006 and 2005, respectively, excluding insurance costs. At December 31, 2007, our accrual for product liability cases and claims was $12.4 million. The amount of our accrual for product liability cases and claims is based upon estimates developed as follows. We establish reserves for anticipated defense and disposition costs to us of those pending cases and claims for which we are financially responsible. Based on those estimates and an actuarial analysis of actual defense and disposition costs incurred by us with respect to product liability cases and claims in recent years, we determine the estimated defense and disposition costs for unasserted product liability cases and claims. We combine the estimated defense and disposition costs for both pending and unasserted cases and claims to determine the amount of our accrual for product liability cases and claims. It is reasonably possible that future claims experience could result in further increases or decreases in the reporting period in which such information becomes available. We believe that our accruals for losses relating to such cases and claims are adequate. Our accruals for losses relating to product liability cases and claims include accruals for all probable losses the amount of which can be reasonably estimated. Based on the relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Asset Purchase, our accruals for the uninsured costs of such cases and claims and the 1993 Sellers’ agreement to be responsible for a portion of certain post-Asset Purchase shotgun-related product liability costs, as well as the type of firearms products that we make), we do not believe with respect to product liability cases and claims that any probable loss exceeding amounts already recognized through our accruals has been incurred.

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

          Regulation

          The manufacture, sale and purchase of firearms are subject to extensive federal, state and local governmental regulation. The primary federal laws are the National Firearms Act of 1934 (“NFA”) and the Gun Control Act of 1968 (“GCA”), which have been amended from time to time. The NFA severely restricts the private ownership of those firearms defined in that regulation, including fully automatic weapons. The GCA places certain restrictions on the interstate sale of firearms, among other things. We do manufacturer one NFA product, which is not a fully automatic weapon, primarily for official end users. We possess valid federal licenses for all of our owned and leased sites to manufacture and/or sell firearms and ammunition.

          In September 2004, the United States Congress declined to renew a federal law with a ten-year term which generally prohibited the manufacture of certain firearms defined under that statute as “assault weapons” as well as the sale or possession of “assault weapons” except for those that, prior to the law’s enactment, were legally in the owner’s possession. Various states and cities have adopted their own version of that former federal law and some statutes and ordinances do cover certain new Remington sporting firearms product.

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

          We believe that existing federal and state regulation regarding firearms and ammunition has not had a material adverse effect on our sales of these products to date.However, there can be no assurance that federal, state, local or foreign regulation of firearms and/or ammunition will not become more restrictive in the future and that any such development would not have a material adverse effect on our business either directly or by placing additional burdens on those who distribute and sell our products.

          Environmental Matters

          Our operations are subject to a variety of federal, state and local environmental laws and regulations which govern, among other things, the discharge of hazardous materials to the air and water, handling, treatment, storage and disposal of such materials, as well as remediation of contaminated soil and groundwater. We have in place programs that monitor compliance with these requirements and believe our operations are in material compliance with them. In the normal course of our manufacturing operations, we are subject to occasional governmental proceedings and orders pertaining to waste disposal, air emissions and water discharges into the environment. We believe that we are in compliance with applicable environmental regulations in all material respects, and that the outcome of any such proceedings and orders will not have a material adverse effect on our business. Under the terms of the Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which the 1993 Sellers were acquired in 1993 (the “Asset Purchase”) to constitute Remington in its present form, DuPont agreed to retain responsibility for certain pre-closing environmental liabilities. In connection with the Asset Purchase, Remington also entered into an agreement with Dupont with respect to cooperation and responsibility for specified environmental matters. See “—Certain Indemnities”.

          There are various pending proceedings associated with environmental liability naming us for which the 1993 Sellers have accepted liability. Our obligation on these cases is not expected to be material.

          Based on information known to us, we do not expect current environmental regulations or environmental proceedings and claims to have a material adverse effect on our results of operations, financial condition or cash flows. However, it is not possible to predict with certainty the impact of future environmental compliance requirements or of the cost of resolution of any future environmental proceedings and claims, in part because the scope of the remedies that may be required is not certain, liability under some federal environmental laws is under certain circumstances joint and several in nature, and environmental laws and regulations are subject to modification and changes in interpretation. There can be no assurance that environmental regulation will not become more burdensome in the future or that unknown conditions will not be discovered and that any such development would not have a material adverse effect on our business. We do not anticipate incurring any material capital expenditures for environmental control facilities for 2008 or 2009.

          Employees

          As of February 29, 2008, we employed approximately 2,550 full-time employees of whom approximately 2,200 were engaged in manufacturing (of which approximately 400 were former Marlin employees), and approximately 350 of whom were engaged in sales, general administration and research and development (of which approximately 100 were former Marlin employees). An additional work force of temporary employees is engaged during peak production schedules at certain of our manufacturing facilities.

          On October 26, 2007, Remington was notified by the Union, which represents approximately 650 individuals at February 29, 2008 employed by the Company at the Company’s Ilion, New York manufacturing facility, that the New Agreement between the Union and the Company had been ratified. The New Agreement expires on October 28, 2012. We also have a labor agreement with Local 2021 of the United Automobile, Aircraft and Agricultural Implement Workers of America (“U.A.W.”), which represents less than 10 hourly employees at our plant in Findlay, Ohio. This labor agreement is terminable by either party upon notice to the other party. Employees at our other manufacturing facilities are not represented by unions. There have been no significant interruptions or curtailments of operations due to labor disputes since prior to 1968 and we believe that our relations with our employees are satisfactory.

Available Information

          Our internet address is www.remington.com. The information contained on, or that can be accessed through, our internet website is not incorporated by reference into this annual report on Form 10-K. We have included our website address as a factual reference and do not intend it as an active link to our internet website. We make available, free of charge, on our internet website our latest annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after filing or furnishing such reports with the Securities and Exchange Commission (“SEC”) via a link on our website to our page in the SEC electronic filing database.

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

          We are currently defending product liability litigation involving Remington brand firearms and our ammunition products (including ammunition manufactured under the UMC and Peters names). As of December 31, 2007, approximately 11 individual bodily injury cases or claims were pending, primarily alleging defective product design, defective manufacture and/or failure to provide adequate warnings. Some of these cases seek punitive as well as compensatory damages. As a manufacturer of shotguns and rifles, since 1999, we were named in three cases (none of which is pending as to us) of the lawsuits brought by some 30 municipalities and other governmental entities, primarily against manufacturers and sellers of handguns.

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

          The manufacture, sale and purchase of firearms and ammunition are subject to extensive federal, state and local governmental regulation. Although we do not believe that current regulations have had such an impact to date, future regulations may adversely affect our operations by limiting the types of products that we can manufacture and/or sell, or imposing additional costs to us or to our customers in connection with the manufacture and/or sale of our products. Such regulations may also adversely affect demand for our products by imposing limitations that increase the costs of our products, making it more difficult or cumbersome for our distributors or end users to transfer and own our products, or creating negative consumer perceptions with respect to our products.

          Current federal regulations include:

•	Licensing requirements for the manufacture and/or sale of firearms and ammunition.

•	A national system of instant background checks for all purchases of firearms from federal license holders, including purchases of our firearms products and purchases from license holders at gun shows.

          In addition, bills have been introduced in Congress to establish, and to consider the feasibility of establishing, a nationwide database recording so-called “ballistic images” of ammunition fired from new guns. Should such a mandatory database be established, the cost to Remington, its distributors and its customers could be significant, depending on the type of firearms and ballistic information included in the database. Bills have also been introduced in Congress in the past several years that would affect the manufacture and sale of ammunition, including bills to regulate the manufacture, importation and sale of armor-piercing bullets, to prohibit the manufacture, transfer or importation of ..25 caliber, .32 caliber and 9mm handgun ammunition, and to increase or impose new taxes on the sales of certain types of ammunition, as well as bills addressing the use of lead in ammunition. Certain of these bills would apply to ammunition of the kind we produce, and accordingly, if enacted, could have a material adverse effect on our business.

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

          We have a significant amount of debt. On December 31, 2007, we had approximately $229.8 million of debt outstanding and our interest expense for the year ended December 31, 2007 was approximately $25.5 million. Our significant amount of debt could limit our ability to satisfy our obligations, limit our ability to operate our business and impair our competitive position. For example, it could:

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

          Many of our firearms products are purchased in anticipation of use during the fall hunting season. In an effort to reduce the effect of seasonality on our business, we have historically allowed these products to be purchased under an early order or “dating” plan. Under the dating plan, a distributor may purchase these products beginning in December (the start of our firearms dating plan year) and pay for them on extended terms. Historically, use of the dating plan has had the effect of shifting some sales from the second and third quarters to the first and fourth quarters. We attribute such use of dating plans to the seasonality that exists within the markets in which we sell our products. Use of the dating plan and the extended payment terms results in deferral of collection of accounts receivable.

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

          The general economic environment appears to be increasingly volatile and uncertain, as a result of credit concerns due to the sub-prime mortgage market, inflationary pressures from higher energy and fuel costs, and an uncertain geopolitical environment. Leading economic indicators such as employment levels and income growth predict a downward trend in the United States economy during 2008, and some commentators have predicted a recession. In addition, our business has been affected by rising commodity prices for raw materials such as lead, copper, zinc and steel, that have been experienced since 2003. We can provide no assurance that these economic trends will not continue.

          A substantial amount of our business comes from one “national account” customer. A substantial portion of our accounts receivable is concentrated with two customers. Loss of business from these customers could adversely affect our revenues, operating results and statements of cash flows.

          Our in-house sales force markets our products directly to national accounts (consisting primarily of mass merchandisers) and to federal, state and local government agencies. Approximately 17% of our total 2007 sales and 13% of our December 31, 2007 accounts receivable balance consisted of sales made to one national account, Wal-Mart. Our sales to Wal-Mart are generally not governed by a written agreement. In the event that Wal-Mart significantly reduces or terminates its purchases of firearms and/or ammunition from us, our revenue could be adversely affected.

          Wal-Mart together with another customer, accounts for approximately 24% of our accounts receivable. This other customer, due to the timing of its purchasing, usually maintains significant amounts of accounts receivable at the end of our fiscal year. In the event that this customer incurs financial difficulty and is unable to pay its account in full, our cash flows and operating results could be adversely affected.

          We are dependent on a number of key suppliers. Loss or damage to our relationships with these suppliers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

          To manufacture our various products, we use many raw materials, including steel, zinc, lead, brass, plastics and wood, as well as manufactured parts purchased from independent manufacturers. An extended interruption in the supply of these or other raw materials or in the supply of suitable substitute materials would disrupt our operations, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, we may incur additional costs in sourcing raw materials from alternative producers.

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

                    We introduced an opening price point line known as Spartan Gunworks™ in 2004 and subsequently expanded the line with additional product offerings. This product line is made by a foreign manufacturer, imported by a third party, and then resold by us under the Remington brand.

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

          Our competitors vary by product line. Some of our competitors are subsidiaries of large corporations with substantially greater financial resources than us. Although we believe that we compete effectively with all of our present competitors, we may not continue to do so, and our ability to compete could be adversely affected by our leveraged condition. See “Business—Firearms—Competition” and “Business—Ammunition—Competition”.

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

          The recent acquisition of RACI Holding by American Heritage Arms and our acquisition of The Marlin Firearms Company may not meet our expectations.

          We believe both the Acquisition by AHA and the Marlin Acquisition will strengthen our ability to grow our leadership position in shotguns, rifles and ammunition in the United States and provide additional capital to further develop our market presence internationally and accelerate operational improvements within the Company. However, we may not experience the anticipated benefits of the acquisitions. Specifically, our ability to integrate the business of The Marlin Firearms Company with our business will be complex, time-consuming, and expensive and may disrupt the combined business. We will need to overcome significant challenges in order to realize any benefits or synergies from the Marlin Acquisition.

          The execution of these post-acquisition events will involve considerable risks and may not be successful. These risks include the following:

•	The potential disruptions of ongoing business and distraction of our management;

•	The potential strain on our financial and managerial controls and reporting systems and procedures;

•	Unanticipated expenses and potential delays related to integration of the operations, technology, and other resources of the companies;

•	The impairment of relationships with employees, suppliers, and customers as a result of any integration of new management personnel;

•	Greater than anticipated costs and expenses related to the integration of our businesses;

•	The potential combination of weaker credit metrics and near-term lower cash flow pressuring credit quality and the ratings of companies that actively pursue consolidation strategies; and

•	Potential unknown liabilities associated with the Marlin Acquisition and the combined operations.

          We may not succeed in addressing these risks or any other problems encountered in connection with the Marlin Acquisition or with respect to other potential acquisitions. The inability to integrate successfully the operations, technology, and personnel of our business, or any significant delay in achieving integration, could have a material adverse effect on the Company.

          The substantial diversion of management’s attention from Remington’s day-to-day business when evaluating and considering the impact of the acquisitions could negatively impact our business, operating results or financial condition.

          Our management has spent a significant amount of time addressing various matters related to the recent acquisitions and has not been able to focus all of its time on our ongoing business matters. The diversion of our management’s attention and any delay or difficulties encountered in connection with such acquisitions could result in the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that could negatively affect our ability to maintain relationships with customers, suppliers, employees and others with whom we have business dealings.

          Any acquisitions that we undertake in the future could be difficult to integrate, disrupt our business and harm our operating results.

          We expect to review opportunities to acquire other businesses that would complement or expand our current products, expand the breadth of our markets, or otherwise offer growth opportunities. If we make any future acquisitions, we could incur additional debt or assume contingent liabilities. Our experience in acquiring other businesses is limited.

          Management has been increasing the prices on certain of our products and has been shortening sales terms. These higher product selling prices coupled with reduced sales terms could limit sales, which could negatively impact our business, operating results or financial condition.

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

Item 1B. UNRESOLVED STAFF COMMENTS

          None.

Item 2. PROPERTIES

          We currently own seven facilities for our manufacturing operations. The following table sets forth selected information regarding each of these facilities:

Plant	Product	Segment	Square Feet (in thousands)

Ilion, New York	Shotguns; centerfire and rimfire rifles	Firearms	1,000
Lonoke, Arkansas	Shotshell; rimfire and centerfire ammunition	Ammunition	750
Mayfield, Kentucky	Rimfire and centerfire rifles	Firearms	44
Findlay, Ohio	Clay targets	All Other	40
Ada, Oklahoma	Clay targets	All Other	21
North Haven, Connecticut	Rifles	Firearms	227
Gardner, Massachusetts	Rifles and shotguns	Firearms	124

          We believe that these facilities are suitable for the manufacturing conducted therein and have capacities appropriate to meet existing production requirements. The Ilion, Lonoke and Mayfield facilities each contain enclosed ranges for testing firearms and ammunition. The Ada, Oklahoma facility is currently idle due to supply limitations discussed in Note 5 to our audited consolidated financial statements for the year ended December 31, 2007, contained in “Item 8 – Financial Statements and Supplementary Data” in this annual report on Form 10-K.

          We acquired the Connecticut and Massachusetts facilities in connection with our acquisition of The Marlin Firearms Company on January 28, 2008.

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

          At December 31, 2007, we owned a facility in Lexington, Missouri, that was used by a third party for the production of wood stocks. We purchase a number of these wood stocks to use in the production of certain firearms. This facility was sold in February 2008 to a third party and we continue to purchase wood stocks from this third party to use in the production of certain firearms.

          All of the real property owned by us has been mortgaged as collateral for our obligations under the Amended and Restated Credit Agreement through the Second Amendment.

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

Product Liability Litigation

          Since December 1, 1993, we have maintained insurance coverage for product liability claims subject to certain self-insured retentions on a per-occurrence basis for personal injury or property damage relating to occurrences arising after the Asset Purchase. We believe that our current product liability insurance coverage for personal injury and property damage is adequate for our needs. Our current product liability insurance policy runs from December 1, 2007 through November 30, 2008 and provides for certain self-insured retention amounts per occurrence. It also includes a limited batch clause provision, which allows that a single retention be assessed when the same defects manufactured in a common lot or batch results in multiple injuries or damages to third parties. The policy excludes from coverage any pollution-related liability. Based in part on the nature of our products, there can be no assurance that we will be able to obtain adequate product liability insurance coverage upon the expiration of the current policy. Certain of our current excess insurance coverage expressly excludes actions brought by municipalities as described below.

          As a result of contractual arrangements, we manage the joint defense of product liability litigation involving Remington brand firearms and our ammunition products for both Remington and the 1993 Sellers. As of December 31, 2007, approximately 11 individual bodily injury cases and claims were pending, primarily alleging defective product design, defective manufacture and/or failure to provide adequate warnings; some of these cases seek punitive as well as compensatory damages. We have previously disposed of a number of other cases involving post-Asset Purchase occurrences by settlement. Of the individual cases and claims pending as of December 31, 2007, one involves matters for which the 1993 Sellers retained liability and are required to indemnify us. The remaining 12 pending cases involve post-Asset Purchase occurrences for which we bear responsibility under the Purchase Agreement.

          The relief sought in individual cases includes compensatory and, sometimes, punitive damages. Not all complaints or demand letters expressly state the amount of damages sought. As a general matter, when specific amounts are provided, compensatory damages sought range from less than $75,000 to more than $10 million, while demands for punitive damages may range from less than $500,000, to as much as $100 million. Of the 11 individual post-Asset Purchase claims pending as of December 31, 2007, claimants specifying amounts purport to seek approximately $28.5 million in compensatory and $10 million of punitive damages. In the Company’s experience, initial demands do not generally bear a reasonable relationship to the facts and circumstances of a particular matter, and in any event, are typically reduced significantly as a case proceeds. The Company believes that its accruals for product liability cases and claims, as described below, are a superior quantitative measure of the cost to it of product liability cases and claims.

          At December 31, 2007, our accrual for product liability cases and claims was $12.4 million. The amount of our accrual for product liability cases and claims is based upon estimates developed as follows. We establish reserves for anticipated defense and disposition costs to us of those pending cases and claims for which we are financially responsible. Based on those estimates and an actuarial analysis of actual defense and disposition costs incurred by us with respect to product liability cases and claims in recent years, we determine the estimated defense and disposition costs for unasserted product liability cases and claims. We combine the estimated defense and disposition costs for both pending and unasserted cases and claims to determine the amount of our accrual for product liability cases and claims. It is reasonably possible additional experience could result in further increases or decreases in the period in which such information is made available. We believe that our accruals for losses relating to such cases and claims are adequate. Our accruals for losses relating to product liability cases and claims include accruals for all probable losses the amount of which can be reasonably estimated. Based on the relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Asset Purchase, our accruals for the uninsured costs of such cases and claims and the 1993 Sellers’ agreement to be responsible for a portion of certain post-Asset Purchase shotgun-related product liability costs, as well as the type of firearms products that we make), we do not believe with respect to product liability cases and claims that any probable loss exceeding amounts already recognized through our accruals has been incurred.

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

          To date, most municipal lawsuits have been dismissed and are no longer subject to appeal, including that involving local California governments. The three remaining lawsuits are in various stages of motion practice, discovery, and trial preparation. A majority of states have enacted some limitation on the ability of local governments to file such lawsuits against firearms manufacturers. In addition, similar legislation limiting such lawsuits on a federal level has been proposed in both houses of Congress, most recently by the House of Representatives on October 20, 2005. President Bush signed the Protection of Lawful Commerce in Arms Act on October 26, 2005. However, the applicability of the law to various types of governmental and private lawsuits has been challenged in both state and federal courts.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of the Company’s sole stockholder during the fourth quarter of 2007.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Market Information. There is no established public trading market for the securities issued by AHA, Holding or Remington.

          Holders. As of February 29, 2008, there were 19 holders of the outstanding common stock of AHA, the 100% owner of Holding. The only holder of Remington’s common stock is Holding and the only holder of Holding’s common stock is AHA.

          Dividends. AHA did not pay any dividends during 2007. Holding did not pay any dividends during 2006 or 2007 and Remington did not pay any dividends during 2006 or 2007.

          The declaration and payment of future dividends by either Remington, Holding or AHA, if any, will be at the sole discretion of the Board of Directors of the respective companies, subject (in the case of Remington) to the restrictions set forth in the Amended and Restated Credit Agreement, and the indenture for the Notes, which currently limit the payment of cash dividends by Remington to its sole stockholder, as well as restrictions, if any, imposed by other indebtedness outstanding from time to time.

          See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 16 to our audited consolidated financial statements for the year ended December 31, 2007, appearing in “Item 8 – Financial Statements and Supplementary Data” in this annual report on Form 10-K.

Item 6. SELECTED FINANCIAL DATA

          As a result of the AHA Acquisition, the financial results for the twelve months ended December 31, 2007 have been separately presented, split between the “Predecessor” entity, covering the period from January 1, 2007 through May 31, 2007, and the “Successor” entity, covering the period from June 1, 2007 through December 31, 2007. For comparative purposes, we combined the two periods through December 31, 2007 in the table and related footnotes below. We believe this presentation provides the reader with a more accurate comparison and the combined results of operations are what management relies on internally when making business decisions.

          The following table sets forth certain selected financial information derived from our audited consolidated financial statements as audited by our independent registered public accounting firms, Grant Thornton LLP for data for the annual periods ended December 31, 2007 and December 31, 2006, and PricewaterhouseCoopers LLP for the annual periods ended December 31, 2005, December 31, 2004 and December 31, 2003. The table should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes and other financial information included elsewhere in this annual report.

	Predecessor					Successor

	Year Ended December 31,				Jan. 1– May 31 2007	June 1 – Dec. 31 2007	Combined 2007

	2003	2004	2005	2006

	(dollars in millions)
Income Statement Data:
Net Sales (1)	$360.7	$393.0	$410.4	$446.0	$167.0	$322.0	$489.0
Sales Growth (Loss) Percentage	(6.0%)	9.0%	4.4%	8.7%	N/A	N/A	9.6%
Gross Profit	90.5	90.5	85.5	107.6	49.7	52.7	102.4
Gross Profit Percentage	25.1%	23.0%	20.8%	24.1%	29.8%	16.4%	21.0%
Operating Expenses	75.0	69.6	69.8	77.8	28.5	54.0	82.5
Impairment Charges (2)	—	—	4.7	0.2	—	—	—
Operating Profit (Loss)	15.5	20.9	11.0	29.6	21.2	(1.3)	19.9
Interest Expense (3)	23.0	24.6	26.4	28.0	10.9	14.6	25.5
Income (Loss) from Continuing Operations before Taxes and Equity in Losses from Unconsolidated Joint Venture	(7.5)	(3.7)	(15.4)	1.6	10.3	(15.9)	(5.6)
Income Tax Expense (Benefit) from Continuing Operations (4)	(2.9)	14.0	0.4	0.9	1.3	(5.9)	(4.6)
Income (loss) from Discontinued Operations, net of tax (5)	1.4	—	(0.1)	—	—	—	—
Gain on Disposal of Discontinued Operations, net of tax (6)	—	13.6	—	—	—	—	—
Net Income (Loss)	(3.2)	(4.1)	(16.9)	0.3	9.0	(10.5)	(1.5)
Operating and Other Financial Data:
Depreciation and Amortization (7)	$9.5	$9.2	$9.6	$10.0	$4.2	$8.3	$12.5
Other Non-Cash Charges (Gains) (8)	3.4	7.4	6.0	(0.3)	1.7	(6.2)	(4.5)
Nonrecurring and Restructuring Items (9)	0.4	(12.7)	4.9	3.2	(3.9)	35.8	31.9
Special Payments (10)	4.5	—	—	—	—	—	—
Equity in Loss for Unconsolidated Joint Venture	—	—	1.0	0.4	—	0.5	0.5
Gross Capital Expenditures	6.9	9.5	10.1	6.5	1.5	6.7	8.2
Other Unusual Charges (11)	2.2	—	—	—	—	—	—
Adjusted EBITDA related to Discontinued Operations (12)	4.1	0.2	—	—	—	—	—
Cash flows provided by (used in):
Operating activities	$(7.3)	$(11.8)	$(6.0)	$13.2	$(36.3)	$65.4	$29.1
Investing activities	(6.9)	35.1	(11.1)	(7.9)	(12.1)	(1.4)	(13.5)
Financing activities	14.2	(23.3)	17.2	(5.3)	56.9	(49.6)	7.3

	Predecessor				Successor Dec. 31
	2003	2004	2005	2006	2007

Balance Sheet Data (end of period):
Working Capital (13)	$119.5	$120.2	$136.4	$130.2	166.6
Total Assets	362.7	354.4	363.3	371.3	502.1
Total Debt (14)	230.5	203.5	221.7	221.4	233.3
Credit Facility	28.3	1.8	19.4	19.4	—
Stockholder’s Equity (Deficit)	11.8	9.9	(11.1)	(10.2)	108.0

	Predecessor										Successor
									Jan. 1– May 31 2007		June 1 – Dec. 31 2007		Combined 2007
	Year Ended December 31,
	2003		2004		2005		2006

Adjusted EBITDA and Credit Statistics:
Adjusted EBITDA (12) (15)	$39.6		$38.6		$31.4		$42.5		$23.2		$38.1		$61.3
Consolidated Interest Expense (16)	$23.0		$22.8		$24.7		$26.4		$10.3		$14.2		$24.5
Consolidated Coverage Ratio (17)	1.7	x	1.7	x	1.3	x	1.6	x	2.3	x	2.7	x	2.5	x
Ratio of Earnings to Fixed Charges (18)	(18)		(18)		(18)		1.0	x	1.9	x	(18)		0.8	x

(1)

Presented net of federal excise taxes. Federal excise taxes were $31.2 million, $33.5 million, $34.0 million, and $37.4 million for the years ended December 31, 2003, 2004, 2005, and 2006, respectively. Federal excise taxes were $12.1 million for the five months ended May 31, 2007 and $27.2 million for the seven months ended December 31, 2007.

(2)

These impairment charges in 2006 are associated with an incremental write-down in certain embellishing fixed assets in the firearms reporting unit and in 2005 are associated with the write-down in goodwill, trademarks, and fixed assets of the Clay Targets reporting unit and with the write-down in certain embellishing fixed assets in the Firearms reporting unit. See Note 5 to our audited consolidated financial statements for the year ended December 31, 2007 appearing in “Item 8 – Financial Statements and Supplementary Data” in this annual report on Form 10-K.

(3)	Interest expense included in discontinued operations is $1.8 million, $0.1 million, zero, zero and zero, for the years ended December 31, 2003, 2004, 2005, 2006 and 2007, respectively.

(4)

The year ended December 31, 2004 and 2005 includes $15.5 million and $0.4 million in tax expense associated with recording a valuation allowance against certain deferred tax assets. See Note 19 to the audited consolidated financial statements for the year ended December 31, 2007 appearing in “Item 8 – Financial Statements and Supplementary Data” in this annual report on Form 10-K.

(5)	On February 9, 2004, we completed the sale of our fishing line business, and the results are reflected as discontinued operations for all periods presented.

(6)	Reflects the Gain on Disposal of assets sold associated with the sale of specified assets of our fishing line business on February 9, 2004.

(7)

Excludes amortization of deferred financing costs of $1.8 million, $1.9 million, $1.8 million, and $1.6 million for the years ended 2003, 2004, 2005, and 2006, respectively, which is included in interest expense. Excludes amortization expense of deferred financing costs of $0.6 million for the five month period ended May 31, 2007. Excludes amortization expense of deferred financing costs of $1.0 million, offset by $0.6 million of amortization associated with the premium recorded on the notes for the seven month period ended December 31, 2007.

(8)

Non-cash charges consist of the following: (a) for the year ended December 31, 2003, a $2.9 million accrual for retiree benefits and a $0.5 million loss on disposal of assets; (b) for the year ended December 31, 2004, a $7.1 million accrual for retiree benefits and a $0.3 million loss on disposal of assets; (c) for the year ended December 31, 2005, a $5.6 million accrual for retiree benefits and a $0.4 million loss on disposal of assets; (d) for the year ended December 31, 2006, a $6.0 million accrual for retiree benefits, a $0.8 million loss on disposal of assets, a $7.4 million curtailment gain for pension expense, and $0.3 million of other compensation expense associated with stock option expense recognition under SFAS 123R; and (e) for the five month period ended May 31, 2007, $1.5 million of other compensation expense associated with stock option expense and the deferred shares recognized under SFAS 123R, and $0.2 million of mark-to-market expense associated with redeemable shares of common stock and for the seven month period ended December 31, 2007, $0.3 million accrual for retiree benefits, offset by a gain of $6.4 million for curtailment of pension plan expense.

(9)

Nonrecurring and restructuring expenses consist of the following: (a) for the year ended December 31, 2003, $0.2 million of severance costs and $0.2 million loss on disposal of assets; (b) for the year ended December 31, 2004, $13.6 million gain on sale of the fishing line business, offset by $0.2 million of severance costs, and $0.7 million in consulting fees associated with the nonrecurring exclusive distribution and joint venture agreements for certain technology products; (c) for the year ended December 31, 2005, $0.6 million of severance charges, $0.3 million associated with the exclusive distribution agreement, a write-off of debt issuance costs of $0.5 million associated with the permanent reduction in borrowing capacity, $1.0 million associated with the write-down in certain embellishing fixed assets in the Firearms reporting segment, and impairment charges of $3.7 million associated with the write-down in goodwill, trademarks, and fixed assets of the Clay Targets reporting unit, offset by $1.2 million gain associated with the settlement of a contract in the Firearms reporting unit; (d) for the year ended December 31, 2006, $2.8 million of nonrecurring professional fees, $0.2 million associated with an incremental write-down in certain embellishing fixed assets in the firearms reporting unit and $0.2 million associated with the exclusive distribution agreements for certain technology products; and (e) for the five month period ended May 31, 2007, $4.9 million of non-cash gain associated with the unsettled metals hedging contracts from the predecessor company. (The Company recognized approximately $2.0 million of this amount as an addition to Adjusted EBITDA in the fourth quarter as certain of the unexpired contracts as of May 31, 2007 ultimately settled in a gain position and the Company received cash for them. Consistent with the treatment of similar gains not effected by purchase accounting, management would have experienced those gains as a reduction in cost of goods sold based on inventory turnover); $0.1 million of professional fees related to the Acquisition; $0.1 million of professional fees associated with the Haskin settlement agreement; $0.1 million of expense associated with certain employee benefits; and $0.7 million expense related to certain predecessor company insurance policies, and for the seven month period ended December 31, 2007, $3.0 million of professional fees and expenses incurred by the Company’s Chief Restructuring Officer in connection with factory improvement initiatives, $28.7 million related to the inventory write-up from the application of purchase accounting to inventory as of May 31, 2007 being recognized in cost of sales as the acquired inventory is sold at a higher basis, $0.8 million of transaction fees related to the Acquisition, $0.4 million of restructuring related fees, $0.2 million of other employee expenses, $3.1 million of realized gains associated with metals hedging contracts that settled prior to May 31, 2007 that would have been reclassified from other comprehensive income (“OCI”) into cost of goods sold based on inventory turnover that were actually accounted for and removed from OCI as a result of applying purchase accounting, and $0.5 million of gain for our investment in the RELES joint venture.

(10)

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

(12)

“Adjusted EBITDA” as presented herein has the same meaning as defined in Note 22 to the audited consolidated financial statements presented in “Item 8 – Financial Statements and Supplementary Data” in this annual report on Form 10-K. Discontinued Operations relates solely to the sale of our fishing line business on February 9, 2004. Adjusted EBITDA related to Discontinued Operations is appropriately included in “Consolidated EBITDA” as defined in the indenture for the Notes for all periods presented.

(13)	Working capital as presented herein consists of total current assets less total current liabilities.

(14)	Consists of short-term and long-term debt, current portion of long-term debt, note payable to Holding and capital lease obligations.

(15)

Adjusted EBITDA differs from the term “EBITDA” as it is commonly used, and is substantially similar to the measure “Consolidated EBITDA” that is used in the Indenture. In addition to adjusting net income (loss) to exclude income taxes, interest expense, and depreciation and amortization, Adjusted EBITDA also adjusts net income (loss) by excluding items or expenses not typically excluded in the calculation of “EBITDA”, such as noncash items, gain or loss on asset sales or write-offs, extraordinary, unusual or nonrecurring items, including transaction expenses associated with the AHA Acquisition and certain “special payments” to Remington employees who held options and deferred shares in respect of Holding common stock, consisting of amounts that are treated as compensation expense by Remington and are paid in connection with payments of dividends to holders of Holding common stock. Adjusted EBITDA is not a measure of performance defined in accordance with GAAP. However, management believes that Adjusted EBITDA is useful to investors in evaluating the Company’s performance because it is a commonly used financial analysis tool for measuring and comparing companies in the Company’s industry in areas of operating performance. Management believes that the disclosure of Adjusted EBITDA offers an additional view of the Company’s operations that, when coupled with the GAAP results and the reconciliation to GAAP results, provides a more complete understanding of the Company’s results of operations and the factors and trends affecting the Company’s business.

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

(16)

“Consolidated Interest Expense” as defined in the indenture for the Notes, consists of the total interest expense of Remington and its subsidiaries, net of any interest income of Remington and its subsidiaries, and includes interest expense consisting of (a) interest expense attributable to capital leases, (b) amortization of debt discount, (c) interest on debt of other persons guaranteed by Remington or any of its subsidiaries, (d) non-cash interest expense, (e) the interest portion of any deferred payment obligation and (f) commissions, discounts and other fees and charges owed with respect to letters of credit and bankers’ acceptance financing. The definition of “Consolidated Interest Expense” also provides that gross interest is to be determined after giving effect to any net payment made or received by Remington or its subsidiaries with respect to interest rate hedging agreements. Note that Consolidated Interest Expense excludes amortization expense associated with the Company’s debt acquisition costs of $1.8 million, $1.9 million, $1.8 million, and $1.6 million for the years ended 2003, 2004, 2005, and 2006, respectively, and includes amounts reclassified to discontinued operations of $1.8 million, $0.1 million, zero, zero and zero, for the years ended December 31, 2003, 2004, 2005, 2006 and 2007, respectively. Excludes amortization expense of deferred financing costs of $0.5 million for the five month period ended May 31, 2007 and excludes amortization expense of deferred financing costs of $1.0 million, offset by $0.6 million of amortization associated with the premium recorded on the notes for the seven month period ended December 31,

2007. There were no discontinued operation amounts included in 2007.

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

(18)

For purposes of computing this ratio, earnings consists of earnings before income taxes and fixed charges, excluding capitalized interest. Fixed charges consist of interest expense, capitalized interest, amortization of discount on indebtedness and one-third of rental expense (the portion deemed representative of the interest factor). Due to our net losses in 2003, 2004, and 2005, this ratio was less than 1:1. Additional earnings of $7.5 million, $3.7 million and $16.4 million in 2003, 2004 and 2005, respectively, would have been required to achieve a ratio of 1:1. Due to our net loss in the seven month period ended December 31, 2007, this ratio was less than 1:1. Additional earnings of $16.3 million would have been required to achieve a ratio of 1:1.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and our audited consolidated financial statements and related notes and the other financial information appearing elsewhere in this annual report.

          “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is separated into the following sections:

•	Recent Developments

•	Executive Overview

•	Business Outlook.

•	Liquidity and Capital Resources.

•	Results of Operations.

•	Recent Accounting Pronouncements.

•	Critical Accounting Policies and Estimates.

•	Information about Forward-Looking Statements.

Recent Developments

Acquisition by AHA

          The shares of Holding, the sole stockholder of Remington, were purchased by AHA on May 31, 2007 (the “Closing Date”), pursuant to a stock purchase agreement dated as of April 4, 2007 (the “Stock Purchase Agreement”) between Holding, its stockholders and deferred stockholders (including the ownership interests represented by Bruckmann, Rosser, Sherrill & Co. II, L.P. and the Clayton & Dubilier Private Equity Fund IV Limited Partnership (the “CDR Fund”)), as well as the Holding stock option holders (the “AHA Acquisition”).

          On the Closing Date of the AHA Acquisition, AHA acquired all of the capital stock of Holding, consisting of 205,208 shares of issued and outstanding Class A common stock, par value $0.01 per share (the “Common Stock”) and 5,851 deferred shares of Common Stock (which were converted into shares of Common Stock on the Closing Date), at a value of $330.47 per share less related selling expenses, escrow and related taxes. In addition, among other things, on the Closing Date outstanding options to purchase 10,635 shares of Holding Common Stock (the “Stock Options”), which constituted all of the outstanding Stock Options, immediately vested subject to the applicable change in control provisions in Holding’s 1999 Stock Incentive Plan and 2003 Stock Option Plan.

          Remington made option cancellation payments on the Closing Date, representing the purchase price of $330.47 per share less the strike price of $220.31 with respect to each Stock Option less related selling expenses, escrow and related taxes. AHA provided the funds to Holding which, in turn, provided Remington with funds sufficient to make these option cancellation payments. On the Closing Date, AHA also provided Holding with approximately $48.2 million to pay and satisfy in full as of the Closing Date the full outstanding amount of principal and interest of Senior Note A due 2011 and Senior Note B due 2012 issued by Holding and held by the CDR Fund (the “Holding Notes”).

          In accordance with the terms of the Stock Purchase Agreement, AHA, Holding and Remington disbursed funds as follows:

•	AHA paid sellers $59.0 million, net of $10.7 million of costs incurred by the sellers, certain seller withholding taxes, and amounts to be placed in escrow.

•	AHA provided the escrow agent $5.0 million representing amounts withheld from the sellers’ gross sales price.

•	AHA paid $0.7 million of seller-incurred legal fees with amounts withheld from the sellers’ gross sales price.

•	AHA provided $48.2 million to Holding for the payment of the Holding Notes and $0.7 million for certain tax withholdings due from sellers.

•	AHA provided Remington with $5.1 million for payment of the management bonus and cancellation of Stock Options, net of seller-related expenses.

•	Holding paid $48.2 million to satisfy in full the Holding Notes.

•	Holding paid $3.7 million of certain AHA Acquisition-related costs with funds provided from Remington and provided Remington with $0.7 million associated with tax withholdings from the sellers.

•	Remington provided Holding with $3.8 million from its Revolving Credit Facility to pay for certain buyer- related AHA Acquisition costs described above.

•

Remington paid $10.3 million from its Revolving Credit Facility in connection with obtaining waivers, amendments and consents to the Revolving Credit Facility and the $200.0 million 10.5% Senior Notes due 2011 (the “Notes”).

•	Remington paid $0.7 million for cancellation of the Stock Options and $1.1 million of withholding taxes from amounts withheld from sellers and option holders.

•	Remington paid $4.0 million in management bonuses and related withholding taxes from amounts that were withheld from the sellers and from funds provided by AHA.

          In addition, subsequent to May 31, 2007, AHA contributed approximately $6.1 million of the initial capital to the capital of Remington. These amounts were used to pay down the $3.8 million that Remington provided Holding for transaction related costs and a portion of the outstanding credit facility balance at the time.

          As a result of the AHA Acquisition, AHA now controls 100% of the capital stock of Holding. The preliminary value of the AHA Acquisition was $416.6 million at May 31, 2007, based on a preliminary draft of a third party valuation, which includes the assumption of all of Remington’s approximately $85.2 million of funded indebtedness related to the Amended and Restated Credit Agreement, dated March 15, 2006, by and among Remington, Wachovia Bank, National Association, RA Factors, Inc., and the lenders from time to time parties thereto (the “Credit Agreement”), the $203.8 million principal amount of the Notes and approximately $3.4 million of certain other indebtedness at the Closing Date, before AHA Acquisition fees and expenses. The payment for the Common Stock and converted deferred shares of Common Stock, the Stock Option cancellation payment and repayment of the Holding Notes was funded by AHA’s available cash. In addition, Remington obtained all necessary waivers, amendments and consents so that Remington’s Credit Agreement and the indebtedness evidenced by the Notes remained outstanding and not in default.

Push Down Accounting

          In accordance with the guidelines set forth in SAB Topic 5J, “Miscellaneous Accounting, Pushdown Basis of Accounting Required in Certain Limited Circumstances”, the purchase price paid by AHA plus related purchase accounting adjustments have been “pushed-down” and recorded in our financial statements for the period subsequent to May 31, 2007. This has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the “successor” period beginning June 1, 2007. Information for all “predecessor” periods prior to the AHA Acquisition is presented using our historical basis of accounting. Following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of June 1, 2007 based on preliminary valuations, as well as subsequent adjustments:

	As of June 1, 2007	Net Adjustments	As of Dec. 31, 2007

Inventory	$180.9	$(2.1)	$178.8
Other Current Assets	136.4	0.2	136.6

Property, Plant and Equipment	104.2	0.3	104.5
Goodwill	67.0	(6.0)	61.0
Identifiable Intangible Assets	73.9	(0.9)	73.0
Other Long-Term Assets	22.1	—	22.1

Total Assets Acquired	$584.5	$(8.5)	$576.0

Current Liabilities	$91.6	$0.2	91.8
Revolving Credit Facility	85.2	—	85.2
10 ½% Senior Notes Due 2011	203.8	—	203.8
Pension & OPEB	40.9	(9.5)	31.4
Other Non-Current Liabilities	38.8	0.8	39.6

Total Liabilities Assumed	460.3	(8.5)	451.8

Estimated AHA Acquisition Cost	$124.2	$—	$124.2

          Valuations have been prepared with the assistance of third party valuation experts (for inventory, property, plant and equipment, intangibles and certain liability accounts). The allocation of the purchase price is based upon preliminary valuation data and our estimates, assumptions and allocation to segments are subject to change. For instance, adjustments to estimated lives of property, plant and equipment could cause depreciation to change. Also, potential liabilities associated with improvement initiatives have not yet been finalized and may change. Any individual item or combination of the above could also impact accounting for deferred income taxes and segment allocations. Goodwill would change if any of the other valuations of any asset or liabilities changes.

Increase of Management Depth

          Remington has hired several seasoned professionals over the past several months to increase management depth. Since the AHA Acquisition, Remington has employed certain executives in an effort to increase our leadership position in the industry and add depth to the existing management team. Such positions include a new Chief Operating Officer, a President of Sales and Marketing, a Chief Information Officer, and a new Chief Technology Officer.

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

Labor Related Matters

          On October 26, 2007, Remington was notified by the International Union, United Mine Workers of America (the “Union”), which represents certain individuals employed by the Company at the Company’s Ilion, New York manufacturing facility (collectively, the “Covered Employees”), that a new collective bargaining agreement (the “New Agreement”) between the Union and the Company had been ratified and approved by the Covered Employees. The New Agreement supersedes the prior collective bargaining agreement between the Company and the Union, effective as of October 12, 2002 (the “Agreement”), as well as all extensions thereof, and also supersedes all prior collective bargaining agreements between the Union and the Company. The New Agreement relates to Covered Employees and is for a term which commenced on October 27, 2007 and expires on October 28, 2012.

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

•

Acceptance of the proposed amendments to the Remington Arms Company, Inc. Pension and Retirement Plan (the “Pension Plan”), which were effective December 31, 2007 and provides, among other things, that no participant in the Pension Plan will earn any further benefit accruals after December 31, 2007.

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

(5)

Amending the dollar amounts of Average Excess Availability by between $2.0 million and $5.0 million, depending on the tier, to which the Applicable Margin for the Euro-Dollar Loans and Base Rate Loans applies; and

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

          In connection with the closing of the Marlin Acquisition, as defined in the next section, we entered into the Joinder Agreement and Supplement to Amended and Restated Credit Agreement (the “Joinder Agreement”) on January 28, 2008, by and among Remington and RA Brands, L.L.C., as the existing borrowers, The Marlin Firearms Company (“Marlin”) and H&R 1871, LLC (“H&R”), as the new borrowers, Wachovia, in its capacity as administrative and collateral agent for various financial institutions (the “Lenders”), and such Lenders. Pursuant to the Joinder Agreement, each of Marlin and H&R became a “Borrower” under the Amended and Restated Credit Agreement.

Acquisition of Marlin Firearms Company

          We completed our acquisition of all of the outstanding shares of Class A and Class B Common Stock (collectively, the “Shares”) of Marlin on January 28, 2008 (the “Marlin Closing Date”), from the shareholders of Marlin (collectively, the “Marlin Sellers”) pursuant to a stock purchase agreement (the “Marlin Stock Purchase Agreement”) dated as of December 21, 2007 by and among Marlin, Remington, the Marlin Sellers party thereto, and Frank Kenna, III, solely in his capacity as the Shareholders’ Representative (the “Marlin Acquisition”). The Marlin Acquisition includes Marlin’s 100% ownership interest in H&R.

          The total purchase price for the Marlin Acquisition is estimated to be approximately $47.6 million (the “Purchase Price”), subject to certain Purchase Price reductions. The following is a summary of certain material transactions related to the closing of the Marlin Acquisition:

•

Remington purchased the Shares and paid other related fees and expenses associated with the Marlin Acquisition with available cash on hand, funds available under existing credit facilities and an equity contribution provided by AHA to Remington through Remington’s parent, Holding. AHA owns 100% of Holding.

•

Remington paid the Marlin Sellers aggregate consideration of $36.0 million (the “Consideration”), of which $5.2 million was deposited into an escrow account to secure certain indemnity obligations of the Marlin Sellers under the Marlin Stock Purchase Agreement (the “Escrow Amount”). Any unused portion of the Escrow Amount will be released to the Marlin Sellers in two equal portions on two dates that are twelve and eighteen months following the Marlin Closing Date.

•	Remington paid approximately $5.3 million of Marlin Acquisition-related fees and expenses.

•

At the Marlin Closing Date and on behalf of Marlin, Remington repaid approximately $6.3 million of borrowings under the Marlin Amended and Restated Commercial Revolving Line of Credit Agreement between Marlin and Webster Bank, National Association.

•

The Consideration includes a reduction of $2.8 million in respect of an estimate of underfunding of Marlin’s pension plan as of the Marlin Closing Date. If the actual amount of the underfunding of the Marlin pension plan as of the Marlin Closing Date is less than $2.8 million as finally determined, Remington will increase the Consideration paid to the Marlin Sellers by the amount of such difference.

Executive Overview

Company Overview

          We evaluate our business primarily on Adjusted EBITDA (as described in Note 22 to our audited consolidated financial statements for the year ended December 31, 2007, appearing in “Item 8 – Financial Statements and Supplementary Data” in this annual report on Form 10-K) from two core segments, Firearms and Ammunition, and to a lesser degree on other operating segments organized within the All Other reporting segment, consisting of Accessories, Licensed Products, Clay Targets, and Powder Metal Products. As part of this evaluation, we focus on managing inventory (including quantity), length and volume of extended dating sales terms and trade payables through, among other things, production management, expense control and improving operating efficiencies at our factories. These segments allow us to focus our strategies and initiatives on growth opportunities primarily focused on both the hunting and shooting sports and military/government/law enforcement marketplaces.

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

          We have continued to experience increasing costs related to materials and energy (including lead, copper, zinc, steel, and fuel) which continue to be above any historical comparison. We can provide no assurance that these trends will not continue. Specifically, management currently estimates that its 2007 annual costs for certain core materials and energy alone have increased in the range of $90-110 million over 2003 annual levels. Management has initiated price increases to our customers in an attempt to partially offset these estimated costs and will continue to evaluate the need for future price increases in light of these trends, the Company’s competitive landscape, and financial results. Management estimates that its cumulative price increases initiated since 2003 have offset greater than 40% of the estimated cumulative costs incurred. These estimates assume no significant loss in overall sales or production volume.

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

Business Outlook

General

          We believe the general economic environment appears to be increasingly volatile and uncertain, as a result of credit concerns due to the sub-prime mortgage industry, inflationary pressures from higher energy and fuel costs, and an uncertain geopolitical environment. The Federal Reserve Board’s recent moves to lower interest rates by more than was expected supports these indications. In addition, we believe that the commodity prices for raw materials such as lead, copper, and steel, as well as energy costs, that our business has experienced since 2003 continue to be at levels higher than we have ever experienced. See Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk”. We can provide no assurance that these economic trends will not continue. Changes in consumer confidence and spending and/or significant changes in commodity and energy prices could have a material impact on our consolidated financial position, results of operations, or cash flows.

Industry

          Consumer spending appears to be softening in certain markets and the retail and consumer products industries in which we participate (mainly, firearms and ammunition) continue to experience market polarization and condensed seasonality. The industry has also attributed this consumer softness to an overall reduction in consumer spending on discretionary purchases due to economic factors as well as unseasonably warm weather, which compressed the fall hunting season.

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

          Remington is no longer a defendant in any lawsuits brought by municipalities against participants in the firearms industry, as described in Part I, Item 3, “Legal Proceedings.” In addition, legislation has been enacted in approximately 34 states precluding such actions. Similar federal legislation, entitled “The Protection of Lawful Commerce in Arms Act” was signed into law by President Bush on October 26, 2005, after being passed by the U.S. Senate in August 2005 and by the House of Representatives in October 2005, both by two-to-one margins. However, the applicability of the law to various types of governmental and private lawsuits has been challenged.

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

Seasonality

          We produce and market a broad range of firearms and ammunition products. Sales of some of our products occur outside the core fall hunting season (September through December). These products consist of several models of our shotguns and several types of ammunition that are intended for target shooting. In addition, these non-seasonal products include certain types of ammunition, primarily for pistol and revolver use, as well as ammunition with government, military, and law enforcement applications. The majority of our firearms and ammunition products, however, are manufactured for hunting use. As a result, the majority of the sales of our products are seasonal and concentrated toward the fall hunting season. While we have historically followed the industry practice of selling products pursuant to a “dating” plan, allowing the customer to buy the products commencing at the beginning of our dating plan periods and pay for them on extended terms, we have now commenced to shorten the duration of these terms in order to increase cash flow and improve working capital.

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

Liquidity and Capital Resources

          As a result of the AHA Acquisition, the financial results for the twelve months ended December 31, 2007 have been separately presented in the condensed consolidated statements of operations, split between the “Predecessor” entity, covering the period from January 1, 2007 through May 31, 2007 and the “Successor” entity, covering the period from June 1, 2007 through December 31, 2007. For comparative purposes, we combined the two periods through December 31, 2007 in our discussion below. We believe this presentation provides the reader with a more accurate comparison and the combined results of operations are what management relies on internally when making business decisions.

Overview

          Historically, our principal debt financing has consisted of borrowings under the 2003 Credit Agreement, which was replaced by our Amended and Restated Credit Agreement (as amended by the First and Second Amendments and the Supplement), governing the revolving credit facility, and the indenture for the Notes. As part of the AHA Acquisition of Holding, we obtained certain waivers, consents and amendments related to both the Amended and Restated Credit Agreement and the Indenture as discussed below.

          We have historically funded expenditures for operations, administrative expenses, capital expenditures, debt service obligations and dividend payments with internally generated funds from operations, and satisfied working capital needs from time to time with borrowings under our 2003 Credit Agreement. We believe that we will be able to meet our debt service obligations, fund our operating requirements, and make dividend payments (subject to restrictions in the Amended and Restated Credit Agreement as amended, and the indenture for the Notes) in the future with cash flow from operations and borrowings under our Credit Facility prior to the maturity of the Amended and Restated Credit Agreement in 2010, although no assurance can be given in this regard. At present, we do not have the ability to make any dividend payments due to restrictions placed upon us by the Amended and Restated Credit Agreement and the indenture for the Notes. We continue to focus on managing inventory levels to keep them in line with sales projections and management of accounts payable.

Liquidity

          As of December 31, 2007, we had outstanding approximately $229.8 million of indebtedness, consisting of approximately $203.2 million aggregate carrying amount of the Notes ($200.0 million principal), a $25.0 million term loan, $0.7 million in capital lease obligations and a $0.9 million note payable to Holding. As of December 31, 2007, we also had aggregate letters of credit outstanding of $4.4 million.

          With respect to other significant cash outlays, we contributed $16.8 million during the year ended December 31, 2007 to plan assets under our funded defined-benefit pension plan.

          Financing for our efforts to strategically grow the Company from direct product sourcing, licensing, restructuring, plant improvements, acquisitions or business ventures may be available under our Amended and Restated Credit Agreement, to the extent permitted under the Indenture.

10½% Senior Notes due 2011

          The Notes were initially issued on January 24, 2003 in an aggregate principal amount of $200.0 million. The Notes are senior unsecured obligations of Remington guaranteed by each of Remington’s domestic subsidiaries, except Remington Steam (RA Brands was released as a guarantor as of November 13, 2007 pursuant to the Second Amendment). The Indenture contains restrictive covenants that, among other things, limit the incurrence of debt by Remington and its subsidiaries, the payment of dividends to Holding, the use of proceeds of specified asset sales and transactions with affiliates.

          In addition, the Indenture permits repurchases of the Notes on the open market, subject to limitations that may be contained in the Amended and Restated Credit Agreement and the Indenture.

          On May 17, 2007, Remington, as issuer, RA Brands (which was released as a guarantor as of November 13, 2007 pursuant to the Second Amendment), as guarantor, and U.S. Bank National Association, as trustee, entered into a supplemental indenture (the “Supplemental Indenture”) that became effective on the Closing Date of the AHA Acquisition and amended the Indenture relating to the $200.0 million principal amount of the Notes. The Supplemental Indenture gives effect to the amendments described in the Consent Solicitation Statement, dated May 1, 2007, as supplemented by the Supplement, dated May 16, 2007, pursuant to which Remington conducted its consent solicitation with respect to the Notes to amend certain provisions of the Indenture.

          The AHA Acquisition resulted in a new basis of the value of the Notes. Accordingly, the Notes were adjusted to their estimated fair value as of May 31, 2007 of $203.8 million. The estimated increase of $3.8 million will be amortized into interest expense over the remaining term of the Notes. In addition, approximately $5.2 million of existing debt acquisition costs were written off as part of the goodwill as a result of the AHA Acquisition. Debt acquisition costs associated with obtaining waivers, consents and amendments in the amount of $4.2 million related to the Notes and $1.0 million related to the revolver have been capitalized as of May 31, 2007.

          The Supplemental Indenture amended the Indenture in the following ways:

(i)

The term “Permitted Holder,” for the purpose of determining whether a “Change of Control” has occurred under the Indenture, now includes Cerberus-related persons rather than persons related to former equity owners of Holding, and as a result, the AHA Acquisition (and certain other transactions, so long as any Permitted Holder retains voting control (subject to certain exceptions) of Remington and the specified composition of the board of directors of Remington is maintained, each as described in the definition of Change of Control in the Indenture, as amended by the Supplemental Indenture) does not constitute a Change of Control under the Indenture and the holders of the Notes have no put right as a result of the AHA Acquisition (or such other transactions);

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

The Amended and Restated Credit Agreement

          On March 15, 2006, we entered into the Amended and Restated Credit Agreement that amended our 2003 Credit Agreement. Our Amended and Restated Credit Agreement provides up to $140.0 million of borrowing capacity under an asset-based senior secured revolving credit facility through June 30, 2010. Amounts available under the Amended and Restated Credit Agreement are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable and eligible inventory in addition to minimum availability requirements as described below. The terms of the Amended and Restated Credit Agreement do not permit us to borrow against accounts receivable on certain extended terms. The Amended and Restated Credit Agreement also includes a letter of credit sub-facility of up to $15.0 million. As of December 31, 2007, approximately $59.9 million in additional borrowings beyond the minimum availability requirements were available as determined pursuant to the Amended and Restated Credit Agreement compared to $51.2 million at December 31, 2006.

          On the Closing Date, we entered into the First Amendment to the Amended and Restated Credit Agreement (the “First Amendment”), which amended the Amended and Restated Credit Agreement dated March 15, 2006. The First Amendment memorializes the consent of Wachovia and the lenders to the AHA Acquisition (and waiver of any event of default in connection with the AHA Acquisition) and modifies certain terms and conditions of the Credit Agreement. Capitalized terms used and not defined herein have the meanings set forth in the Credit Agreement and the First Amendment.

          Key changes to the Amended and Restated Credit Agreement pursuant to the First Amendment include:

(1)

Amendment of the definition of Applicable Margin so that the interest margin applicable to loans under the Credit Agreement, as amended, is based on Average Excess Availability, which is defined in the First Amendment as the amount obtained by adding the aggregate Excess Availability at the end of each day during the period in question and dividing such sum by the number of days in such period;

(2)	Amendment of the definition of Minimum Availability Condition to be fixed at $20 million;

(3)	Amendment of the definition of Change of Control so that it relates to AHA rather than the CDR Fund and BRS Fund;

(4)	Increase in the maximum amount of Settlement Loans that may be obtained from Wachovia under the Credit Agreement, as amended, from $5 million to $10 million;

(5)	Amendment of the types of permitted transactions between Remington and Affiliates to include certain transactions between Remington and AHA and AHA’s Affiliates;

(6)

Amendment of the types of Restricted Payments that may be made by Remington so that Remington could, among other things, make a Distribution to Holding to pay certain expenses in connection with the AHA Acquisition and repay the total outstanding amount of principal and interest of the Holding Notes; and

(7)	Elimination of the minimum consolidated EBITDA requirement during the Availability Test Period.

          We further amended the Credit Agreement on November 13, 2007 pursuant to the Second Amendment. Please refer to “Second Amendment to Credit Facility” in the Recent Developments section of the MD&A for a discussion of the Second Amendment.

          The interest rate margin for the ABR and the Euro-Dollar loans at December 31, 2007 was (0.50%) and 1.00%, respectively. The weighted average interest rate under the Company’s outstanding credit facility balance was approximately 7.09% and 7.60% for the years ended December 31, 2007 and 2006, respectively.

Capital & Operating Leases and Other Long-Term Obligations

          We maintain capital leases mainly for computer equipment. We have several operating leases, including a lease for our Memphis warehouse that expires in 2010. We also maintain contracts including, among other things, a services contract with our third party warehouse provider.

Cash Flows & Working Capital

          Net cash provided by operating activities was $65.4 million for the seven month period ended December 31, 2007 and was primarily due to:

•	Accounts receivable decreasing by $21.2 million, which is primarily attributable to shorter terms in 2007 compared to 2006;

•	Inventories decreasing by $64.0 million primarily due to higher sales in 2007 compared to 2006, as well as the rollout of $28.7 million due to purchase price accounting; offset by

•	A net loss for the period of $10.5 million; and

•	Pension plan contributions of $11.0 million.

          Net cash used in operating activities was $36.3 million for the five month period ended May 31, 2007 and was primarily due to:

•	Inventories increasing $39.5 million principally due to higher material costs; and

•

The Other category within changes in operating assets and liabilities showed a use of cash of $8.1 million due to $6.2 million of realized gains associated with hedging activity, as well as the recording of a $4.9 million gain related to unsettled contracts at May 31, 2007, all of which were offset by net income for the period of $9.0 million.

          Net cash provided by operating activities was $13.2 million for the fiscal year ended December 31, 2006 and was primarily due to:

•	Depreciation and amortization expense of $11.6 million;

•	Pension plan expense of $11.3 million;

•	An increase in accounts payable of $5.8 million; and

•	Net income for the period of $0.3 million, all of which were offset by an increase in Inventories of $11.5 million primarily due to higher materials costs.

          Net cash used in investing activities for the seven month period ended December 31, 2007 was $1.4 million and was due to the purchase of property, plant and equipment of $6.7 million, option cancellation payments of $1.1 million, premiums paid for Company owned life insurance of $0.3 million, offset by $3.7 million of cash received on the surrender of the Company owned life insurance and $3.0 million in cash received on the sale of the unconsolidated joint venture.

          Net cash used in investing activities for the five month period ended May 31, 2007 was $12.1 million and was due to the payment of transaction costs of $5.1 million, seller-related payments paid by Remington of $4.7 million, $2.1 million related to the purchase of property, plant and equipment and premiums paid for Company owned life insurance of $0.2 million.

          Net cash used in investing activities for the fiscal year ended December 31, 2006 was $7.9 million and was due to the purchase of property, plant and equipment of $7.1 million, premiums paid for Company owned life insurance of $0.6 and a cash contribution to the unconsolidated joint venture of $0.2 million.

          Net cash used in financing activities for the seven month period ended December 31, 2007 was $49.6 million and resulted from $85.2 million in lower borrowing needs under the Amended and Restated Credit Agreement, debt issuance costs of $0.5 million, and principal payments on long-term debt of $0.3 million, offset by $25.0 million in proceeds from the Term Loan, $6.1 million in cash contributions from AHA and an increase in the book overdraft of $5.3 million.

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

          Net cash used in financing activities for the year ended December 31, 2006 was $5.3 million and was primarily due to a reduction in the book overdraft of $4.4 million and cash paid of $0.8 for debt issuance costs associated with our Amended and Restated Credit Agreement.

Dividend Policy

          The declaration and payment of dividends, if any, will be at the sole discretion of the Board of Directors of the Company, subject to the restrictions set forth in the Amended and Restated Credit Agreement and the indenture for the Notes, which currently restrict the payment of dividends by the Company to Holding. We expect to make future dividend payments to Holding based on available cash flows as and to the extent permitted by the Amended and Restated Credit Agreement and the indenture for the Notes. There were no dividends paid in 2007 or 2006. At present, we do not have the ability to make any dividend payments due to restrictions placed upon us by the Amended and Restated Credit Agreement and the indenture for the Notes.

Capital Expenditures

          Gross capital expenditures for the year ended December 31, 2007 were $8.2 million, consisting primarily of capital expenditures both for new equipment related to the manufacture of firearms and ammunition, as well as maintenance of existing facilities. We expect capital expenditures for 2008 to be in a range of $16.0 million to $20.0 million. Our Amended and Restated Credit Agreement allows for capital expenditures of up to $32.6 million in 2008, including unused capacity carried over from previous years.

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

          The following represents our contractual obligations and other commercial commitments as of December 31, 2007:

	Payments Due by Period

	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years

	(dollars in millions)
Contractual Obligations:
10½% Senior Notes due 2011	$200.0	$—	$—	$200.0	$—
Expected interest payments associated with the Senior Notes due 2011	64.4	21.0	42.0	1.4	—
Required pension contributions	24.2	4.3	8.5	8.4	3.0
Term Loan	25.0	4.2	20.8	—	—
Expected interest payments associated with the Term Loan (a)	3.3	1.6	1.7	—	—
Working Capital Facility Borrowings	—	—	—	—	—
Due to RACI Holding, Inc.	0.9	0.2	—	—	0.7
Capital Lease Obligations	0.7	0.4	0.3	—	—
Operating Lease Obligations	3.4	1.2	2.2	—	—
Other Long-term Purchase Obligations (b)	9.1	4.4	3.7	1.0	—

Total Contractual Cash Obligations	$331.0	$37.3	$79.2	$210.8	$3.7

Other Commercial Commitments:
Standby Letters of Credit	$4.4	$4.4	$—	$—	$—

Total Commercial Commitments	$4.4	$4.4	$—	$—	$—

(a)	Expected interest payments related to the term loan is estimated based on the LIBOR rate at December 31, 2007 of 6.84% plus 200 basis points.

(b)

Other Long-term Purchase Obligations includes minimum obligations due under various contracts, including a services contract with our third party warehouse provider, and minimum purchases associated with certain materials necessary for the manufacturing process.

Results of Operations

          As a result of the AHA Acquisition, the financial results for the twelve months ended December 31, 2007 have been separately presented, split between the “Predecessor” entity, covering the period January 1 through May 31, 2007 and the “Successor” entity, covering the period June 1, 2007 through December 31, 2007. For comparative purposes, we combined the two periods through December 31, 2007 in our discussion below. We believe this presentation provides the reader with a more accurate comparison and the combined results of operations are what management relies on internally when making business decisions. The following table shows, for the periods indicated, the percentage relationships to net sales of selected financial data. Our management’s discussion and analysis of our results of operations compares results for the year ended December 31, 2007 to the year ended December 31, 2006 and the year ended December 31, 2006 to the year ended December 31, 2005.

	Dollars in Millions

	Successor	Predecessor
	June 1- December 31	January 1- May 31

	2007	2007	2006	2005

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	83.6	70.2	75.9	79.2
Gross Profit	16.4	29.8	24.1	20.8
Operating Expenses	16.8	17.1	17.5	18.1
Operating Profit	(0.4)	12.7	6.6	2.7
Net Income/(Loss) from Continuing Operations	(3.3)	5.4	0.1	(4.1)

Year Ended December 31, 2007 as Compared to Year Ended December 31, 2006

          Net Sales. The following table compares net sales by reporting segment for each of the years ended December 31, 2007 and 2006:

	(Dollars in Millions)

	Successor	Predecessor			Predecessor

	June 1 - December 31 2007	January 1 - May 31 2007	Combined 2007	Percent of Total	2006	Percent of Total	$ Increase/ (Decrease)	% Increase/ (Decrease)

Net Sales
Firearms	$138.7	$80.5	$219.2	44.8%	$223.4	50.1%	$(4.2)	(1.9)%
Ammunition	169.3	78.9	248.2	50.8	204.9	45.9	43.3	21.1
All Other	14.0	7.6	21.6	4.4	17.7	4.0	3.9	22.0

Consolidated	$322.0	$167.0	$489.0	100.0%	$446.0	100.0%	$43.0	9.6%

          Firearms

          The decrease in net sales of $4.2 million for the twelve months ended December 31, 2007 over the prior-year period is due primarily to lower sales volumes of shotguns of $22.2 million, offset by higher sales volumes of centerfire and rimfire rifles of $3.5 million, higher volumes of part and service sales of $2.0 million and higher sales volumes of international sourced products of $1.1 million, as well as realized price increases of $11.4 million.

          Ammunition

          The increase in net sales of $43.3 million for the twelve months ended December 31, 2007 over the prior-year period is due predominantly to $28.1 million associated with realized price increases, which were initiated to generally offset high core commodity costs, as well as higher sales volumes of $15.2 million. The year-to-date sales volumes are comprised primarily of higher sales volumes of certain centerfire ammunition of $12.1 million, higher components and other sales volumes of $3.8 million, and higher sales volumes of rimfire ammunition of $2.0 million, offset by lower sales volumes of shotshell ammunition of $2.7 million.

          All Other (including Accessories, Licensing Income, Clay Targets, Powder Metal Products, and Technology Products)

          The increase in net sales of $3.9 million for the twelve months ended December 31, 2007 over the prior-year period is due primarily to higher accessories sales of $1.3 million, higher powder metal products of $1.3 million, higher target sales of $0.8 million associated with higher pricing, and higher technology product sales of $0.5.

          Cost of Goods Sold. The table below depicts the cost of goods sold by reporting segment for the years ended December 31, 2007 and 2006:

	(Dollars in Millions)

	Successor	Predecessor			Predecessor

	June 1 - December 31 2007	January 1 - May 31 2007	Combined 2007	Percent of Net Sales	2006	Percent of Net Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)

Cost of Goods Sold
Firearms	$108.8	$55.0	$163.8	74.7%	$169.6	75.9%	$(5.8)	(3.4)%
Ammunition	150.1	56.7	206.8	83.3	156.0	76.1	50.8	32.6
All Other	10.4	5.6	16.0	74.1	12.8	72.3	3.2	25.0

Consolidated	$269.3	$117.3	$386.6	79.0%	$338.4	76.0%	$48.2	14.2%

          Firearms

          In connection with accounting for the AHA Acquisition as a business combination using the purchase method of accounting, inventories that were on hand at May 31, 2007 were required to be written up to their current fair value less a reasonable selling profit. As a result of this estimated $16.2 million increase within the firearms business unit, inventory subsequently sold will increase costs of goods sold, as will higher depreciation expense associated with a similar adjustment to write up property, plant and equipment to estimated fair value.

          The decrease in cost of goods sold of $5.8 million for the twelve months ended December 31, 2007 over the prior-year period is due primarily to lower overall sales volumes, which resulted in lower cost of goods sold of $15.3 million, as well as lower pension and post retirement costs of $8.2 million, offset by an increase of $15.0 million resulting from the purchase accounting adjustments as discussed above, unfavorable manufacturing variances of $1.4 million, and higher excess/obsolete inventory expense of $1.2 million. The $15.3 million in lower cost of goods sold was comprised primarily of lower sales volumes of shotguns, which caused cost of goods sold to be lower by $19.0 million; higher sales volumes of international sourced products, which caused cost of goods sold to be higher by $2.2 million; and higher volumes of parts and service sales of $1.4 million.

          Ammunition

          In connection with accounting for the AHA Acquisition as a business combination using the purchase method of accounting, inventories that were on hand at May 31, 2007 were required to be written up to their current fair value less a reasonable selling profit. As a result of this estimated $13.1 million increase within the ammunition business unit, inventory subsequently sold will increase costs of goods sold, as will higher depreciation expense associated with a similar adjustment to write up property, plant and equipment to estimated fair value.

          The increase in cost of goods sold of $50.8 million for the twelve months ended December 31, 2007 over the prior-year period is primarily related to higher sales volumes across all categories of ammunition, except shotshell, which caused cost of goods sold to be higher by $33.5 million; an increase of $13.1 million resulting from the purchase accounting adjustments as discussed above; lower hedging gains of $4.0 million; and higher pension and post retirement costs of $2.1 million, all of which were offset by favorable manufacturing variances of $1.8 million.

          All Other (including Accessories, Licensing Income, Clay Targets, Powder Metal Products and Technology Products)

          In connection with accounting for the AHA Acquisition as a business combination using the purchase method of accounting, inventories that were on hand at May 31, 2007 were required to be written up to their current fair value less a reasonable selling profit. As a result of this estimated $1.4 million increase within the all other business unit, inventory subsequently sold will increase costs of goods sold, as will higher depreciation expense associated with a similar adjustment to write up property, plant and equipment to estimated fair value.

          The increase in cost of goods sold of $3.2 million for the twelve months ended December 31, 2007 over the prior-year period is due primarily to the costs associated with increased sales volumes of the categories noted above in Net Sales as well as a $0.6 million adjustment resulting from the purchase accounting adjustments as discussed above.

          Operating Expenses. Operating expenses consist of selling, general and administrative expense, research and development expense and other expense. The table below depicts the operating expenses by reporting segment for the years ended December 31, 2007 and 2006:

	(Dollars in Millions)

	Successor	Predecessor	Predecessor

	June 1 – December 31 2007	January 1 – May 31 2007	Combined 2007	2006	$ Increase/ (Decrease)	% Increase/ (Decrease)

Operating Expenses
SG&A	$52.1	$30.3	$82.4	$73.7	$8.7	11.8%
R&D	3.6	2.7	6.3	6.4	(0.1)	(1.6)
Impairment Charges	—	—	—	0.2	(0.2)	(100.0)
Other (Income) Expense	(1.7)	(4.5)	(6.2)	(2.3)	(3.9)	169.6

Consolidated	$54.0	$28.5	$82.5	$78.0	$4.5	5.8%

          The increase in selling, general and administrative expenses for the twelve months ended December 31, 2007 over the prior year period of $8.7 million was primarily attributable to higher costs associated with incentive compensation, salaries and benefits expense of $8.0 million (due primarily to the Company exceeding performance objectives as well as employing additional executives since May 31, 2007), non-recurring transaction expenses of $2.2 million as a result of the AHA Acquisition, higher marketing expense of $1.5 million and higher travel expense of $0.8 million, offset by lower legal and professional expenses of $1.6 million, lower expense for bad debts of $0.9 million and lower commissions expense of $0.8 million. The increase in other income of $3.9 million is primarily related to the recognition of a $4.9 million non-cash gain for hedging contracts not yet settled at May 31, 2007, offset in part by the recording of $1.5 million in compensation expense for the option cancellations as a result of the AHA Acquisition.

          In connection with accounting for the AHA Acquisition as a business combination using the purchase method of accounting, fixed assets associated with selling, general and administrative expense have been written up and increased depreciation expense in selling, general and administrative expenses by $0.1 million for the seven month period ending December 31, 2007. Also in connection with accounting for the AHA Acquisition as a business combination using the purchase method of accounting, amortization expense associated with intangible assets subject to amortization has been recorded and increased selling, general and administrative expenses by $0.7 million for the seven month period ending December 31, 2007. As these balances associated with the initial estimate for purchase accounting are based on preliminary data, these amounts and expenses are subject to change.

           Interest Expense. Interest expense for the twelve months ended December 31, 2007 was $25.5 million, a decrease of $2.5 million as compared to the twelve months ended December 31, 2006. The decrease in interest expense from the same period in 2006 resulted primarily from reduced interest expense of $1.9 million due to lower average borrowings under the Amended and Restated Credit Agreement, as well as a $0.6 million reduction in interest expense recorded in connection with accounting for the AHA Acquisition due to the fact that the bond is at a premium. This premium is recorded as a reduction to interest expense and is estimated to be approximately $1.0 million annually.

          Taxes. Our effective tax rate was (36.0%) for the successor period June 1, 2007 through December 31, 2007 and 12.6% for the predecessor period January 1, 2007 through May 31, 2007. The effective tax rate was 75.0% for the twelve months ended December 31, 2006. The difference between the actual effective tax rate for the respective periods above and the U.S. federal statutory rate of 35% is principally due to permanent differences, the benefits of our tax sharing agreement with RACI Holding and the impact of the valuation allowance which was eliminated in application of the purchase price method of accounting for business combinations.

          As of December 31, 2007, no valuation allowance is required as compared to a valuation allowance of approximately $27.3 million established against deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) as of December 31, 2006. The $27.3 million change in the valuation allowance consisted of the following predecessor period amounts: a $3.7 million net decrease primarily related to the $4.1 million decrease in net deferred tax assets and an increase of $0.4 million due to an increase in deferred tax liabilities associated with indefinite-lived intangible assets that have an indefinite reversal period; and a $0.7 million net decrease consisting of $0.9 million recorded as a change in equity as a component of other comprehensive income as a result of a net decrease in the net deferred tax asset associated with other comprehensive income and $0.2 million credit to equity from the cumulative effect of a change in accounting principle with the adoption of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”); the remaining balance of $22.9 million was eliminated in the allocation of purchase price accounting adjustments.

          We are currently subject to ongoing audits by various state tax authorities. Depending on the outcome of these audits, we may be required to pay additional taxes. However, we do not believe that any additional taxes and related interest or penalties would have a material impact on Remington’s financial position, results of operations, or cash flows.

          We adopted the provisions of FIN 48, an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in our liability for unrecognized tax benefits. At both December 31, 2007 and the adoption date of January 1, 2007, we had $1.3 million of unrecognized tax benefits.

Year Ended December 31, 2006 as Compared to Year Ended December 31, 2005 - Predecessor

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

          Ammunition

          The increase in net sales of $20.4 million for the year ended December 31, 2006 over the prior-year period is due primarily to approximately $23.6 million in increased sales associated with higher pricing for ammunition products and higher sales volumes/mix of pistol and revolver ammunition of $3.2 million, offset by lower sales volumes/mix of shotshell ammunition of $3.9 million, centerfire ammunition of $1.2 million and components and other of $1.4 million.

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

          Firearms

          The increase of $14.9 million for the year ended December 31, 2006 over the prior-year period is due primarily to increased sales volume of shotguns, centerfire rifles, and international sourced products. Additionally, there has been a change in sales mix toward products with a higher cost of production, including centerfire rifles, and lower sales volumes of rimfire rifles with a lower cost of production. Also contributing to the change in cost of goods sold is higher pension and post retirement cost of $1.0 million, offset by a reduction in pension expense of $1.6 million resulting from the curtailment of the pension plan.

          Ammunition

          The increase of $3.7 million for the year ended December 31, 2006 over the prior-year period is due primarily to higher manufacturing costs of $18.3 million associated with higher materials costs of lead, copper, and zinc commodities, and to a lesser extent in plastics and energy costs. This was partially offset by realized hedging gains from the settlement of our option contracts of $8.3 million and a reduction in pension expense of $4.3 million resulting from the curtailment of the pension plan, as well as lower sales volumes/mix, particularly in shotshell ammunition, centerfire ammunition and components and other.

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

          The increase of $3.5 million in operating expenses for the year ended December 31, 2006 compared to the same period in 2005 was primarily attributable to higher costs associated with legal fees, higher provisions for bad debts expense, higher incentive compensation expense and higher selling and marketing expenses, offset by a reduction in pension expense of $1.3 million resulting from the curtailment of the pension plan and impairment charges of $3.7 million in 2005 associated with the Clay Targets business unit and $0.8 million for the firearms equipment that did not recur in 2006, as explained in Note 3 to the audited consolidated financial statements for the year ended December 31, 2006 appearing elsewhere in this annual report.

          Interest Expense. Interest expense for the year ended December 31, 2006 was $28.0 million,an increase of$1.6 million from the same period in 2005.The increase in interest expense during 2006 resulted primarily from higher average borrowings on the Credit Facility of $1.9 million, partially offset by lower interest on capital lease expenses of $0.1 million.

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

          In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. This interpretation requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained under or as a result of audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings of the earliest year presented in those financial statements. We have not fully completed the process of evaluating the impact of adopting FIN 48. Nevertheless, we have performed procedures to estimate the anticipated impact of such adoption. We anticipate less than a $1.0 million impact to accumulated deficit, an expected reclassification of approximately $1.5 million from current to long-term liabilities and an impact of less than $0.5 million to net operating loss carryforwards, which would be fully offset by a valuation allowance. These amounts are subject to revision as management completes its analysis.

          Discontinued Operations.

          The following represents a summary of key components of income from discontinued operations:

Discontinued Operations:	December 31, 2005

Net Sales	$—
Pre-tax operating results	(0.1)
Interest Expense Allocation	—
Income from operations, after tax	(0.1)

Recent Accounting Pronouncements

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, SFAS 157 simplifies and codifies fair value related guidance previously issued within GAAP. Although SFAS 157 does not require any new fair value measurements, its application may, in certain instances, change current practice. SFAS 157 is effective for us in 2008. We expect the impact, if any, of adopting SFAS 157 to be minimal on our results of operations, financial condition and liquidity.

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 will become effective for the Company as of January 1, 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We expect the impact, if any, of adopting SFAS 159 to be minimal on our Consolidated Financial Statements.

          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). This standard will improve, simplify, and converge internationally the reporting of noncontrolling interests in consolidated financial statements. SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way - as equity in the consolidated financial statements. Moreover, SFAS 160 requires that transactions between an entity and noncontrolling interests be treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that adopting SFAS 160 will have on its results of operations, financial condition and equity.

          In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS 141(R) amends the goodwill impairment test requirements in SFAS 142. For a goodwill impairment test as of a date after the effective date of SFAS 141(R), the value of the reporting unit and the amount of implied goodwill, calculated in the second step of the test, will be determined in accordance with the measurement and recognition guidance on accounting for business combinations under SFAS 141(R). This change could effect the determination of what amount, if any, should be recognized as an impairment loss for goodwill recorded before the effective date of SFAS 141(R). This accounting will be required when SFAS 141(R) becomes effective (January 1, 2009 for the Company) and applies to goodwill related to acquisitions accounted for originally under SFAS 141 as well as those accounted for under SFAS 141(R). The Company has $61.0 million of goodwill at December 31, 2007 related to previous business combinations. The Company has not determined what effect, if any, SFAS 141(R) will have on the results of its impairment testing subsequent to December 31, 2008.

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

          Revenue recognition. Sales, net of an estimate for discounts, returns and allowances, and related cost of sales are recorded when goods are shipped, at which time risk of loss and title transfer to the customer. We continually evaluate our sales terms against criteria outlined in SEC Staff Accounting Bulletin 104, Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. We follow the industry practice of selling firearms pursuant to a “dating” plan, allowing the customer to purchase these products commencing in December (the start of our dating plan year) and to pay for them on extended terms. We believe that allowing extended payment terms for early orders helps to level out the demand for these otherwise seasonal products throughout the year. Historically, use of the dating plan has had the effect of shifting some firearms sales from the second and third quarters to the first and fourth quarters. We believe that the dating plan helps facilitate a more efficient manufacturing schedule. As a competitive measure, we also offer extended terms on select ammunition purchases. However, use of the dating plans also results in deferral of collection of accounts receivable until the latter part of the year. Customers do not have the right to return unsold product. Management uses historical trend information as well as other economic data to estimate future discounts, returns, rebates and allowances.

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

          The AHA Acquisition resulted in a new basis for the value of the Company’s inventory. Accordingly, inventory was adjusted to its estimated fair value as of May 31, 2007, which was estimated to be approximately $30.0 million over its previous net book value.

          Property, Plant and Equipment. Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated lives of the assets. The estimated useful lives are principally 10 to 40 years for buildings and improvements, and 3 to 15 years for machinery and equipment. The AHA Acquisition resulted in a new basis for the value of the Company’s property, plant and equipment. Accordingly, property, plant and equipment was adjusted to its estimated fair value as of May 31, 2007, which was estimated to be approximately $37.7 million over its previous net book value.

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

          As part of the application of purchase accounting resulting from the AHA Acquisition, on May 31, 2007, the Company recorded an initial estimate associated with goodwill and identifiable intangible assets to each reporting segment of $67.0 million and $73.9 million, respectively. Subsequent to May 31, 2007, goodwill was adjusted downward by $6.0 million to $61.0 million and intangible assets were adjusted downward by $0.9 million to $73.0 million.

          Reserves for product liability. We provide for estimated defense and settlement costs related to product liabilities when it becomes probable that a liability has been incurred and reasonable estimates of such costs are available. Estimates for accruals for product liability matters are based on historical patterns of the number of occurrences, costs incurred and a range of potential outcomes. We also utilize independent advisors to assist in analyzing the adequacy of such reserves. Due to the inherently unpredictable nature of litigation, actual results will likely differ from estimates. As part of the application of purchase accounting resulting from the AHA acquisition, product liability accruals were adjusted as of May 31, 2007, based on preliminary valuation data.

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

          Employee Benefit Plans. We have defined benefit plans that cover a significant portion of our salaried and hourly paid employees. On October 9, 2006, our Board of Directors approved an amendment to our defined benefit plan related to our salaried employees. In 2006 we recognized a curtailment gain of $7.4 million relating to the amendment. In addition, as part of a new collective bargaining agreement reached on October 26, 2007, an amendment was made to the defined benefit plan for our hourly paid employees. In 2007, we recognized a curtailment gain of $6.4 million because of that amendment. As a result of the two amendments, future accrued benefits for all employees were frozen as of January 1, 2008. For the year ended December 31, 2007, we had $0.9 million of total pension benefit expense, which is comprised of $7.3 million of net periodic benefit expense less the curtailment gain of $6.4 million. We derive pension benefit expense from an actuarial calculation based on the defined benefit plans’ provisions and management’s assumptions regarding discount rate, rate of increase in compensation levels and expected long-term rate of return on assets. Management determines the expected long-term rate of return on plan assets based upon historical actual asset returns and the expectations of asset returns over the expected period to fund participant benefits based on the current investment mix of our plans. We note that in 2007 we had returns on plan assets of approximately 5.6% as compared to an assumption of 8%. Management sets the discount rate based on the yield of high quality fixed income investments expected to be available in the future when cash flows are paid. The rate of increase in compensation levels is established based on management’s expectations of current and foreseeable future increases in compensation. In addition, management also consults with independent actuaries in determining these assumptions. See Note 13 to our audited consolidated financial statements for the year ended December 31, 2007, appearing elsewhere in this annual report, for more information on our employee benefit plans.

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

          Reserves for workers compensation liability. We provide for estimated medical and indemnity compensation costs related to workers compensation liabilities when it becomes probable that a liability has been incurred and reasonable estimates of such costs are available. Estimates for accruals for workers compensation liability matters are based on historical patterns of the number of occurrences, costs incurred and a range of potential outcomes. We also utilize independent advisors to assist in analyzing the adequacy of such reserves. As part of the application of purchase accounting resulting from the AHA acquisition, workers compensation liability accruals were adjusted as of May 31, 2007, based on preliminary valuation data and subsequently were adjusted based on updated valuation data relating to the product liability reserves.

          Income Taxes. Income tax expense is based on pretax financial accounting income. The Company recognizes deferred tax assets and liabilities based on the difference between the financial reporting and tax bases of assets and liabilities, applying tax rates applicable to the year in which the differences are expected to reverse, in conjunction with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). A valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be realized. Because the Company files its income taxes in a consolidated tax return with AHA, the 100% owner of our sole stockholder, Holding, the cash taxes paid or received supplemental cash flow disclosure reflects the total impact of any cash taxes paid or received on behalf of Holding. As part of the application of purchase accounting resulting from the AHA acquisition, the valuation allowance was eliminated as of May 31, 2007.

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

•

Lead, copper and zinc prices have experienced significant increases over the past three years primarily due to increased demand (including increased demand from China). Furthermore, fuel and energy costs have increased over the same time period, although at a slower rate of increase. We purchase copper, lead, and zinc options contracts (we first purchased zinc contracts during the second quarter of 2006) to hedge against price fluctuations of anticipated commodity purchases. With the volatility of pricing that the Company has recently experienced, there can be no assurance that we will not see further material adverse changes in commodity pricing or energy costs, and such further changes, were they to occur, could have a material adverse impact on our consolidated financial position, results of operations, or cash flows of the Company.

•

Because of the nature of our products, we anticipate that we will continue to be involved in product liability litigation in the future. Our ability to meet our product liability obligations will depend (among other things) upon the availability of insurance, the adequacy of our accruals, the 1993 Seller’s ability to satisfy their obligations to indemnify us against certain product liability cases and claims and the 1993 Seller’s agreement to be responsible for certain post-Asset Purchase shotgun related costs.

•

Achieving the benefits of the acquisitions will depend in part on the integration of products and internal operating systems in a timely and efficient manner. Such integration may be unpredictable, and subject to delay because the products and systems typically were developed independently and were designed without regard to such integration. If we cannot successfully integrate such products and internal operating systems on a timely basis, we may lose customers and our business and results of operations may be harmed.

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

•

Sales made to Wal-Mart accounted for approximately 17% of our total net revenues in 2007 and 13% of the accounts receivable balance as of December 31, 2007. Our sales to Wal-Mart are generally not governed by a written contract between the parties. In the event that Wal-Mart were to significantly reduce or terminate its purchases of firearms and/or ammunition from us, our financial condition or results of operations could be adversely affected.

•

We utilize numerous raw materials, including steel, zinc, lead, brass, plastics and wood, as well as manufactured parts, which are purchased from one or a few suppliers. Any disruption in our relationship with these suppliers could increase the cost of operations.

•

The purchase of firearms is subject to federal, state and local governmental regulation. Regulatory proposals, even if never enacted, may affect firearms or ammunition sales as a result of consumer perceptions. While we do not believe that existing federal and state legislation relating to the regulation of firearms and ammunition has had a material adverse effect on our sales from 2004 through 2007, no assurance can be given that more restrictive regulations, if proposed or enacted, will not have a material adverse effect on us in the future.

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

          Certain of our financial instruments are subject to interest rate risk. As of December 31, 2007, we had long-term borrowings of $225.0 million ($221.0 million at December 31, 2006 and $221.3 million at December 31, 2005), of which $20.8 ($19.4 million at December 31, 2006 and $19.4 million at December 31, 2005) was issued at variable rates. Assuming no changes in the $47.1 million of monthly average variable-rate debt levels for the year ended December 31, 2007 ($65.4 million for the year ended December 31, 2006), we estimate that a hypothetical change of 100 basis points in the LIBOR and ABR interest rates from year-end 2007 would impact interest expense by $0.5million ($0.7 million at December 31, 2006) on an annualized pretax basis. We were not a party to any interest rate cap or other protection arrangements with respect to our variable rate indebtedness as of December 31, 2007, 2006, or 2005.

          The estimated value of our debt at December 31, 2007 was $233.3 million compared to a carrying value of $227.1 million. The estimated value and carrying value of our debt at December 31, 2006 was $213.2 million and $224.7 million, respectively. All fixed rate indebtedness was valued based on current market quotes. All variable rate indebtedness is assumed at market.

          The Company purchases copper, lead, and zinc option contracts to hedge against price fluctuations of anticipated commodity purchases. Lead, copper, and zinc prices have experienced significant increases since 2003 primarily due to increased demand (including increased demand from China). We use commodity option contracts to hedge against the risk of increased prices for lead, copper, and zinc to be used in the manufacture of our ammunition products. The amounts of premiums paid for commodity contracts outstanding at December 31, 2007, 2006, and 2005 were $8.8 million, $5.4 million, and $1.3 million, respectively. At December 31, 2007, 2006 and 2005, the market value of our outstanding contracts relating to firm commitments and margin balance up to eighteen months from the respective date was $6.8 million, $6.6 million, and $5.6 million, respectively, as determined with the assistance of a third party. Assuming a hypothetical 10% increase in lead, copper, and zinc commodity prices which are currently hedged, we would experience an approximate $4.0 million ($9.2 million at December 31, 2006) increase in our cost of related inventory purchased, which would be partially offset by an approximate $0.6 million ($2.6 million at December 31, 2006) increase in the value of related hedging instruments. With the volatility of pricing the Company has experienced, we believe that significant changes in commodity pricing could have a future material impact on our consolidated financial position, results of operations, or cash flows of the Company.

          We also purchase steel supplies for use in the manufacture of certain firearms, ammunition, and accessory products. Assuming a hypothetical 10% increase in steel prices, we would experience an approximate $0.7 million (an approximate $0.7 million at December 31, 2006) increase in our cost of related inventory purchased.

          We do not believe that we have a material exposure to fluctuations in foreign currencies.

          We do not hold or issue financial instruments for speculative purposes.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Remington Arms Company, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Remington Arms Company, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2007 (Successor) and as of December 31, 2006 (Predecessor), and the related consolidated statements of operations, shareholder’s equity (deficit) and comprehensive income (loss), and cash flows for the period from June 1, 2007 to December 31, 2007 (Successor), January 1, 2007 to May 31, 2007 (Predecessor), and the years ended December 31, 2006 and 2005 (Predecessor). Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Remington Arms Company, Inc. and subsidiaries as of December 31, 2007 (Successor) and as of December 31, 2006 (Predecessor), and the results of its operations and its cash flows for the period from June 1, 2007 to December 31, 2007 (Successor), January 1, 2007 to May 31, 2007 (Predecessor), and for each of the years ended December 31, 2006 and 2005 (Predecessor), in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 19 to the consolidated financial statements, the Predecessor adopted Financial Accounting Standards Board Statement (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, as of January 1, 2007. Also, as discussed in Note 13 to the consolidated financial statements, the Successor adopted FASB No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of December 31, 2007.

/s/ Grant Thornton LLP
Charlotte, North Carolina
March 28, 2008

Remington Arms Company, Inc.
Consolidated Balance Sheets
(Dollars in Millions, Except Per Share Data)

	Successor	Predecessor

	December 31, 2007	December 31, 2006

ASSETS
Current Assets
Cash and Cash Equivalents	$23.4	$0.5
Accounts Receivable Trade - net	72.8	92.8
Inventories - net	116.9	110.8
Supplies	6.3	7.7
Prepaid Expenses and Other Current Assets	18.2	13.0
Deferred Tax Assets	11.1	0.9

Total Current Assets	248.7	225.7

Property, Plant and Equipment - net	102.7	69.3
Goodwill and Intangibles - net	132.6	59.1
Debt Issuance Costs - net	4.7	5.7
Other Noncurrent Assets	13.4	11.5

Total Assets	$502.1	$371.3

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$30.4	$30.8
Book Overdraft	5.3	4.5
Short-Term Debt	3.5	3.1
Current Portion of Long-Term Debt	0.6	0.4
Current Portion of Long-Term Term Loan	4.2	—
Current Portion of Product Liability	3.1	2.9
Income Taxes Payable	0.1	1.5
Other Accrued Liabilities	34.9	52.3

Total Current Liabilities	82.1	95.5

Long-Term Debt, net of Current Portion	225.0	221.0
Retiree Benefits, net of Current Portion	42.8	45.2
Product Liability, net of Current Portion	9.3	7.6
Deferred Tax Liabilities	28.4	10.0
Other Long-Term Liabilities	6.5	2.2

Total Liabilities	394.1	381.5

Commitments and Contingencies

Stockholder’s Equity (Deficit)
Total Stockholder’s Equity (Deficit)	108.0	(10.2)

Total Liabilities and Stockholder’s Equity (Deficit)	$502.1	$371.3

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statements of Operations
(Dollars in Millions)

	Successor	Predecessor

	June 1 - December 31	January 1 - May 31	Year-To-Date December 31,

	2007	2007	2006	2005

	(See Note 3)	(See Note 3)
Net Sales	$322.0	$167.0	$446.0	$410.4

Cost of Goods Sold	269.3	117.3	338.4	324.9

Gross Profit	52.7	49.7	107.6	85.5

Selling, General and Administrative Expenses	52.1	30.3	73.7	66.7

Research and Development Expenses	3.6	2.7	6.4	5.9

Impairment Charges	—	—	0.2	4.7

Other Income	(1.7)	(4.5)	(2.3)	(2.8)

Operating Profit (Loss)	(1.3)	21.2	29.6	11.0

Interest Expense	14.6	10.9	28.0	26.4

Income (Loss) from Continuing Operations before Taxes, Equity in Losses from Unconsolidated Joint Venture	(15.9)	10.3	1.6	(15.4)
Income Tax Provision (Benefit)	(5.9)	1.3	0.9	0.4
Equity in Losses from Unconsolidated Joint Venture	0.5	—	0.4	1.0

Net Income (Loss) from Continuing Operations	(10.5)	9.0	0.3	(16.8)
Loss from Discontinued Operations, net of tax expense of zero	—	—	—	(0.1)

Net Income (Loss)	$(10.5)	$9.0	$0.3	$(16.9)

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statements of Cash Flows
(Dollars in Millions)

	Successor	Predecessor

	June 1 - December 31	January 1 - May 31	Year-To-Date December 31,

	2007	2007	2006	2005

	(See Note 3)	(See Note 3)
Operating Activities
Net Income (Loss)	$(10.5)	$9.0	$0.3	$(16.9)
Adjustments to reconcile Net Income (Loss) to Net Cash used in Operating Activities:
Depreciation and Amortization of Debt Issuance Costs	10.0	4.8	11.6	11.4
Equity in Losses from Unconsolidated Joint Venture	0.5	—	0.4	1.0
Pension Plan Contributions	(11.0)	(5.9)	(8.0)	(7.1)
Pension Plan Expense	3.2	3.7	11.3	11.5
Pension Curtailment	(6.4)	—	(7.4)	—
Provision for Deferred Income Taxes, net	(6.2)	0.3	1.1	2.8
Other Non-cash charges	6.9	1.9	1.0	5.6
Changes in Operating Assets and Liabilities:
Accounts Receivable Trade - net	21.2	(1.2)	(0.6)	(11.0)
Inventories	64.0	(39.5)	(11.5)	(6.7)
Prepaid Expenses and Other Current and Long-Term Assets	(8.6)	(8.1)	(1.2)	(0.3)
Accounts Payable	(8.6)	8.2	5.8	0.5
Income Taxes Payable	0.6	(1.4)	0.1	0.6
Other Accrued and Long-Term Liabilities	10.3	(8.1)	10.3	2.6

Net Cash provided by (used in) Operating Activities	65.4	(36.3)	13.2	(6.0)

Investing Activities
Option Cancellation Payments	(1.1)	—	—	—
Purchase of Property, Plant and Equipment	(6.7)	(2.1)	(7.1)	(9.4)
Premiums paid for Company Owned Life Insurance	(0.3)	(0.2)	(0.6)	(0.7)
Cash Surrender Value of Company Owned Life Insurance	3.7	—	—	—
Cash Received on Sale of Unconsolidated Joint Venture	3.0	—	—	—
Seller Related Expenses Paid by Remington	—	(4.7)	—	—
Transaction Costs Related to the Acquisition	—	(5.1)	—	—
Cash Contribution to Unconsolidated Joint Venture	—	—	(0.2)	(1.0)

Net Cash used in Investing Activities	(1.4)	(12.1)	(7.9)	(11.1)

Financing Activities
Proceeds from Revolving Credit Facility	84.8	103.1	178.3	214.3
Payments on Revolving Credit Facility	(170.0)	(37.3)	(178.3)	(196.7)
Proceeds from Term Loan	25.0	—	—	—
Cash Withheld from Sellers Provided by AHA	—	4.7	—	—
Cash Contributions from AHA	6.1	—	—	—
Debt Issuance Costs	(0.5)	(5.2)	(0.8)	—
Amount Paid to Holding for Acquisition Costs	—	(3.8)	—	—
Principal (Payments) Borrowings on Long-Term Debt	(0.3)	(0.1)	(0.3)	0.6
Capital Contribution Received from RACI Holding, Inc.	—	—	0.3	—
Cash (Paid to) Received from RACI Holding, Inc.	—	—	(0.1)	0.1
Change in Book Overdraft	5.3	(4.5)	(4.4)	(1.1)

Net Cash (used in) provided by Financing Activities	(49.6)	56.9	(5.3)	17.2

Change in Cash and Cash Equivalents	14.4	8.5	—	0.1
Cash and Cash Equivalents at Beginning of Year	9.0	0.5	0.5	0.4

Cash and Cash Equivalents at End of Year	$23.4	$9.0	$0.5	$0.5

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statements of Cash Flows
(Dollars in Millions)

	Successor	Predecessor

	June 1 - December 31	January 1 - May 31	Year-To-Date December 31,

	2007	2007	2006	2005

	(See Note 3)	(See Note 3)
Supplemental Cash Flow Information:
Cash Paid During the Year for:
Interest	$12.3	$11.8	$26.0	$24.7
Income Taxes	$0.1	$0.1	$—	$—
Previously accrued Capital Expenditures	$—	$0.6	$1.3	$1.8
Noncash Financing and Investing Activities:
Financing of insurance policies	$3.5	$1.9	$3.1	$—
Acquisition of Parent Company by AHA	$118.1	$—	$—	$—
Change in Capital Expenditures Capitalized	$—	$—	$(0.7)	$(1.0)
Capital Lease Obligations Incurred	$—	$—	$0.2	$1.1
Conversion of Parent Company Stock Liability to Equity	$—	$0.1	$0.3	$—

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statement of Stockholder’s Equity (Deficit) and Comprehensive Income (Loss)
(Dollars in Millions)

	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholder’s Equity (Deficit)

Predecessor

Balance, December 31, 2004	$89.0	$0.6	$(79.7)	$9.9

Comprehensive Loss:
Net Loss	—	—	(16.9)	(16.9)
Other comprehensive income (loss):
Minimum pension liability, net of tax effect of ($0.7)	—	(5.2)	—	(5.2)
Net derivative gains, net of tax effect of $2.0	—	3.2	—	3.2
Net derivative gains reclassified as earnings, net of tax effect of ($1.4)	—	(2.2)	—	(2.2)

Total Comprehensive Loss				(21.1)

Cash Contribution From RACI Holding, Inc.	0.1	—	—	0.1

Balance, December 31, 2005	$89.1	$(3.6)	$(96.6)	$(11.1)

Comprehensive Income:
Net Income	—	—	0.3	0.3
Other comprehensive income:
Minimum pension liability, net of tax effect of ($2.5)	—	2.0	—	2.0
Net derivative gains, net of tax effect of $4.9	—	5.8	—	5.8
Net derivative gains reclassified as earnings, net of tax effect of ($4.6)	—	(7.4)	—	(7.4)

Total Comprehensive Income				0.7
Capital Contribution from RACI Holding, Inc.	0.3	—	—	0.3
Cash Payment to RACI Holding, Inc.	(0.1)	—	—	(0.1)

Balance, December 31, 2006	$89.3	$(3.2)	$(96.3)	$(10.2)

Comprehensive Income:
Net Income	—	—	9.0	9.0
Other comprehensive income:
Minimum pension liability	—	3.0	—	3.0
Net derivative gains, net of tax effect of $2.3	—	3.6	—	3.6
Net derivative gains reclassified as earnings, net of tax effect of ($2.3)	—	(3.8)	—	(3.8)

Total Comprehensive Income				11.8
Non Cash Contribution from RACI Holding, Inc.	1.7	—	—	1.7
Amount Paid to RACI Holding, Inc. for Acquisition Costs	—	—	(3.8)	(3.8)
Cumulative Effect of Change in
Accounting Principle	—	—	0.2	0.2

Balance, May 31, 2007	$91.0	$(0.4)	$(90.9)	$(0.3)

Successor

Acquisition of Parent Company by AHA - June 1, 2007	$124.2	$—	$—	$124.2

Comprehensive Loss:
Net Loss	—	—	(10.5)	(10.5)
Other comprehensive income (loss):
Minimum pension liability, net of tax effect of ($3.3)	—	(5.4)	—	(5.4)
Net derivative gains, net of tax effect of $0.5	—	0.8	—	0.8
Net derivative gains reclassified as earnings, net of tax effect of ($0.7)	—	(1.1)	—	(1.1)

Total Comprehensive Loss				(16.2)

Balance, December 31, 2007	$124.2	$(5.7)	$(10.5)	$108.0

The accompanying notes are an integral part of these consolidated financial statements.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

Note 1—Basis of Presentation

Organizational Structure

          On May 31, 2007, 100% of the shares of RACI Holding, Inc. (“Holding”), the sole stockholder of Remington Arms Company, Inc. (“Remington”), were purchased by American Heritage Arms, LLC (now American Heritage Arms, Inc.) (“AHA”), an affiliate of Cerberus Capital Management, L.P. (“CCM”, and along with CCM’s affiliates other than operating portfolio companies, collectively “Cerberus”).

          The accompanying audited consolidated financial statements of Remington Arms Company, Inc. (“Remington”) include the accounts of its wholly owned subsidiaries, RA Brands, L.L.C. (“RA Brands”), RA Factors, Inc. (“RA Factors”) (which was merged with and into Remington as of December 31, 2006) and Remington Steam, LLC (“Remington Steam”), (collectively with Remington, the “Company”), and also reflect the impact of the Company’s unconsolidated 50% joint venture interest in Remington ELSAG Law Enforcement Systems, LLC (“RELES”). The Company sold this interest on September 26, 2007 (see Note 17).

          All significant intercompany accounts and transactions have been eliminated. The accounts of the Company’s parent, Holding, which owns 100% of the 1,000 shares authorized, issued and outstanding of Remington common stock (at par value of $0.01 per share), and those of AHA, the 100% owner of Holding, are not presented herein. Significant transactions between the Company, Holding and AHA and the related balances are reflected in the audited consolidated financial statements and related disclosures.

          Although Remington continued as the same legal entity after May 31, 2007, the accompanying audited consolidated statement of operations, cash flows and stockholder’s equity (deficit) are presented for two periods: predecessor and successor, which relate to the period preceding May 31, 2007 and the period succeeding May 31, 2007, respectively. The Company refers to the operations of Remington and its subsidiaries for both the predecessor and successor periods. Unless otherwise noted, the results of operations of the Marlin Firearms Company, which Remington acquired on January 28, 2008, as discussed in Note 4, are not included in these financial statements.

Application of Purchase Method of Accounting

          In accordance with the guidelines set forth in SAB Topic 5J, “Miscellaneous Accounting, Pushdown Basis of Accounting Required in Certain Limited Circumstances”, the purchase price paid by AHA plus related purchase accounting adjustments have been “pushed-down” and recorded in our financial statements for the period subsequent to May 31, 2007. This has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the “successor” period beginning June 1, 2007. Information for all “predecessor” periods prior to the AHA Acquisition is presented using our historical basis of accounting. As a result of the application of purchase accounting, the predecessor periods are not comparable to the successor period.

          The AHA Acquisition and the allocation of the purchase price to the opening balance sheet accounts of the successor have been recorded as of the beginning of the first day of our new accounting period (June 1, 2007). The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting.

          Valuations have been prepared with the assistance of third party valuation experts (for inventory, property, plant and equipment, intangibles, income taxes and certain liability accounts). These valuations are preliminary and subject to change. The summary of the estimated fair values of the assets acquired and liabilities assumed is presented in Note 3.

Reclassification

          A revision to the classification of other accrued and long-term liabilities in the Consolidated Statement of Cash Flows was made to financial information from prior periods to conform to the presentation format at December 31, 2007 and 2006.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

Note 2—Description of the Business

          The Company is engaged in the design, manufacture, import and sale of primarily sporting goods products for the hunting/shooting sports and related markets. The Company also designs, manufactures and sells certain products to certain federal agency, law enforcement, and military markets including the firearms and ammunition markets. The Company’s product lines consist of firearms, ammunition, hunting/gun care accessories, clay targets, licensed products, powder metal products, and technology and security products sold under the Remington name and other labels. The Company’s products are distributed throughout the United States and in approximately 56 other countries (including Canada, Europe, and Asia). In the United States, Remington products are distributed primarily through a network of wholesalers and retailers who purchase the product directly from the Company for resale to gun dealers and end users, respectively. The end users include sportsmen, hunters, target shooters, gun collectors, and members of law enforcement and other government organizations.

Note 3 — Acquisition by American Heritage Arms, Inc. (formerly American Heritage Arms, LLC)

          The shares of Holding, the sole stockholder of Remington, were purchased by AHA on May 31, 2007 (the “Closing Date”), pursuant to the stock purchase agreement dated as of April 4, 2007 (the “Stock Purchase Agreement”), between Holding, its stockholders and holders of deferred stock (including the ownership interests represented by Bruckmann, Rosser, Sherrill & Co. II, L.P. and the Clayton & Dubilier Private Equity Fund IV Limited Partnership (the “CDR Fund”)), as well as the Holding stock option holders (the “AHA Acquisition”).

          On the Closing Date of the AHA Acquisition, pursuant to the terms of the Stock Purchase Agreement, AHA acquired all of the capital stock of Holding, consisting of 205,208 shares of issued and outstanding Class A common stock, par value $0.01 per share (the “Common Stock”) and 5,851 deferred shares of Common Stock (which were converted into shares of Common Stock on the Closing Date), at a value of $330.47 per share less related selling expenses, taxes and amounts placed in escrow. In addition, among other things, on the Closing Date outstanding options to purchase 10,635 shares of Holding Common Stock (the “Stock Options”), which constituted all of the outstanding Stock Options, immediately vested subject to the applicable change in control provisions in Holding’s 1999 Stock Incentive Plan and 2003 Stock Option Plan. Remington made option cancellation payments representing the purchase price of $330.47 per share less the strike price of $220.31 with respect to each Stock Option less related selling expenses, amounts placed in escrow and related withholding taxes. AHA provided the funds to Holding which, in turn, were provided to Remington to make these option cancellation payments. On the Closing Date, AHA also provided Holding with approximately $48.2 to pay and satisfy in full as of the Closing Date the full outstanding amount of principal and interest of Senior Note A due 2011 and Senior Note B due 2012 issued by Holding and held by the CDR Fund (the “Holding Notes”).

          The AHA Acquisition was financed with $125.0 of funds contributed to AHA by its members and approximately $14.5 of borrowings from Remington’s Revolving Credit Facility. In accordance with the terms of the Stock Purchase Agreement, the following is a summary of the transactions between AHA, Holding and Remington, which disbursed funds as follows:

•	AHA paid sellers $59.0, net of $10.7 of costs incurred by the sellers, certain seller withholding taxes, and amounts to be placed in escrow.

•	AHA provided the escrow agent $5.0 representing amounts withheld from the sellers’ gross sales price.

•	AHA paid $0.7 of seller-incurred legal fees with amounts withheld from the sellers’ gross sales price.

•	AHA provided $48.2 to Holding for the payment of the Holding Notes and $0.7 for certain tax withholdings due from sellers.

•	AHA provided Remington with $5.1 for payment of the management bonus and cancellation of options, net of seller-related expenses.

•	Holding paid $48.2 to satisfy in full the Holding Notes.

•	Holding paid $3.7 of certain AHA Acquisition-related costs with funds provided from Remington and provided Remington with $0.7 associated with tax withholdings from the sellers.

•	Remington provided Holding with $3.8 from its Revolving Credit Facility to pay for certain buyer-related AHA Acquisition costs described above.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

•	Remington paid $10.3 from its Revolving Credit Facility in connection with obtaining waivers, amendments and consents to the Revolving Credit Facility and $200.0 10.5% Senior Notes due 2011.

•	Remington paid $0.7 for cancellation of options and $1.1 of withholding taxes from amounts withheld from sellers and option holders.

•	Remington paid $4.0 in management bonuses and related withholding taxes from amounts that were withheld from the sellers and from funds provided by AHA.

          In addition, subsequent to May 31, 2007, AHA contributed approximately $6.1 of the initial capital to the capital of Remington. These amounts were used to pay down the $3.8 that Remington provided Holding for transaction related costs and a portion of the outstanding credit facility balance at the time.

          The preliminary value of the AHA Acquisition as of May 31, 2007, was estimated to be $416.6, based on preliminary valuation estimates, which included the assumption of all of Remington’s approximately $85.2 of funded indebtedness related to the Amended and Restated Credit Agreement, dated March 15, 2006, by and among Remington, Wachovia Bank, National Association (“Wachovia”), RA Factors, Inc., and the lenders from time to time parties thereto (the “Amended and Restated Credit Agreement”), the $200.0 principal amount ($203.8 estimated fair value at May 31, 2007) of Remington’s 10½% Senior Notes due 2011 (the “Notes”) and approximately $3.4 of certain other indebtedness at the Closing Date. The payment for the Common Stock and converted deferred shares of Common Stock, the Stock Option cancellation payment and repayment of the Holding Notes was funded by AHA’s available cash. In addition, Remington obtained all necessary waivers, amendments and consents so that Remington’s Credit Agreement and the indebtedness evidenced by the Notes remained outstanding and not in default.

          The AHA Acquisition was accounted for as a business combination using the purchase method of accounting, in accordance with FASB Statement No. 141, “Business Combinations” (“FASB 141”), whereby the purchase price (including assumed liabilities) is allocated and pushed down to the assets acquired based on their estimated fair market values at the date of the AHA Acquisition. An independent third party appraiser was engaged to assist management and perform valuations of certain of the tangible and intangible assets acquired as of May 31, 2007. The excess of the purchase price over the fair value of the Company’s net assets was allocated to goodwill.

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

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

          Following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of June 1, 2007 based on preliminary valuations, as well as subsequent adjustments through the period ended December 31, 2007:

	As of June 1, 2007	Net Adjustments	As of Dec. 31, 2007

Inventory	$180.9	$(2.1)	$178.8
Other Current Assets	136.4	0.2	136.6

Property, Plant and Equipment	104.2	0.3	104.5
Goodwill	67.0	(6.0)	61.0
Identifiable Intangible Assets	73.9	(0.9)	73.0
Other Long-Term Assets	22.1	—	22.1

Total Assets Acquired	$584.5	$(8.5)	$576.0

Current Liabilities	$91.6	$0.2	91.8
Revolving Credit Facility	85.2	—	85.2
10 ½% Senior Notes Due 2011	203.8	—	203.8
Pension & OPEB	40.9	(9.5)	31.4
Other Non-Current Liabilities	38.8	0.8	39.6

Total Liabilities Assumed	460.3	(8.5)	451.8

Estimated AHA Acquisition Cost	$124.2	$—	$124.2

          As part of the application of purchase accounting, the Company recorded an initial estimate associated with goodwill and identifiable intangible assets to each reporting segment of $67.0 and $73.9, respectively. Subsequent to that, net adjustments of ($6.0) decreased the balance of goodwill to $61.0 and net adjustments of ($0.9) decreased the balance to $73.0. The goodwill adjustments were a ($2.1) adjustment to reduce inventory, a $0.2 adjustment to increase other current deferred tax assets and a $0.3 adjustment to increase property, plant and equipment to include capital leases and the impact of recording actual versus estimated depreciation on the revalued fixed assets, offset by adjustments of $0.2 to increase current liabilities related to current deferred tax assets and accrued expenses, a ($9.5) adjustment to decrease the OPEB pension liability based on additional valuation data, as well as $0.8 in adjustments to increase other non-current liabilities based on updated valuation data relating to the product liability and workers compensation reserves and long-term income taxes payable and long-term deferred tax liabilities.

          For income tax purposes, since the AHA Acquisition was a purchase of stock, the respective tax basis of the assets and liabilities were not changed. The identifiable intangibles and goodwill are not deductible for tax purposes.

          The estimated amortizable lives for identifiable intangible assets are two to 20 years and the estimated useful lives for property, plant and equipment ranges from less than one year to 33 years. Note 10 identifies the preliminary lives of identifiable intangible assets.

          Pro Forma Financial Information

          The following unaudited pro forma results of operations assume that the AHA Acquisition occurred at the beginning of the respective years, adjusted for the impact of certain AHA Acquisition-related items, such as additional depreciation expense of property, plant and equipment; additional amortization expense of identified intangible assets; additional interest expense on acquisition debt, net of bond premium amortization; reduced pension expense; recognition of write-up in cost of sales as inventory is sold and the related income tax effects. Income taxes are provided at the estimated statutory rate. This unaudited pro forma information should not be relied upon as necessarily being indicative of historical results that would have been obtained if the AHA Acquisition had actually occurred on that date, nor the results that may be obtained in the future.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

Unaudited Pro Forma Financial Results	For the Twelve Months Ended

	December 31, 2007	December 31, 2006

Net Sales	$489.0	$446.0
Operating Income(Loss)	14.8	(7.9)
Net Income (Loss)	(7.1)	(22.1)

          Acquisition-related costs

          During the predecessor period from January 1, 2007 to May 31, 2007, the Company expensed $1.1 of costs related to the AHA Acquisition. These costs, which are included in “Selling, General & Administrative Expenses”, consist of accounting, legal, insurance and other costs associated with the AHA Acquisition. A compensation charge of approximately $1.5 related to the accelerated vesting and buyout of stock options and the conversion of the deferred shares to equity was recorded as well as a mark-to-market charge of $0.2 related to redeemable shares was also recorded.

Note 4 — Subsequent Event — Acquisition of Marlin Firearms Company

          Remington completed its acquisition of all of the outstanding shares of Class A and Class B Common Stock (collectively, the “Shares”) of The Marlin Firearms Company (“Marlin”) on January 28, 2008 (the “Marlin Closing Date”), from the shareholders of Marlin (collectively, the “Marlin Sellers”) pursuant to a stock purchase agreement (the “Marlin Stock Purchase Agreement”) dated as of December 21, 2007 by and among Marlin, Remington, the Marlin Sellers party thereto, and Frank Kenna, III, solely in his capacity as the Shareholders’ Representative (the “Marlin Acquisition”). The Marlin Acquisition includes Marlin’s 100% ownership interest in H&R 1871, LLC (“H&R”).

          On the Marlin Closing Date, Remington acquired all of the capital stock of Marlin, consisting of 86,773 shares of issued and outstanding Class A Common Stock, par value $25 per share, and 760,936 shares of issued and outstanding Class B Common Stock, no par value, $0.01 stated value.

          Because the Marlin Acquisition was not completed until January 28, 2008, the results of operations of Marlin for the year ended December 31, 2007 are not included in the accompanying financial statements or the notes to the financial statements.

          The Marlin Acquisition is being accounted for as a business combination using the purchase method of accounting, in accordance with FASB 141, whereby the purchase price (including assumed liabilities) is allocated and pushed down to the assets acquired based on their estimated fair market values at the date of the Marlin Acquisition. As of the filing date of this Form 10-K, the purchase price allocations have not been finalized because the Company has not yet received the preliminary valuation data from the independent third party appraisers that were engaged to assist management and perform valuations of certain of the tangible and intangible assets acquired as of January 28, 2008.

          The total purchase price for the Marlin Acquisition was estimated to be approximately $47.6 (the “Purchase Price”), subject to certain Purchase Price reductions. The following is a summary of certain material transactions related to the closing of the Marlin Acquisition:

•

Remington purchased the Shares and paid other related fees and expenses associated with the Marlin Acquisition with available cash on hand, funds available under existing credit facilities and an equity contribution provided by AHA to Remington through Remington’s parent, Holding. AHA owns 100% of Holding.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

•

Remington paid the Marlin Sellers aggregate consideration of $36.0 (the “Consideration”), of which $5.2 was deposited into an escrow account to secure certain indemnity obligations of the Marlin Sellers under the Marlin Stock Purchase Agreement (the “Escrow Amount”). Any unused portion of the Escrow Amount will be released to the Marlin Sellers in two equal portions on two dates that are twelve and eighteen months following the Marlin Closing Date.

•	Remington paid approximately $5.3 of Marlin Acquisition related fees and expenses.

•

At the Marlin Closing Date and on behalf of Marlin, Remington paid approximately $6.3 of borrowings under the Marlin Amended and Restated Commercial Revolving Line of Credit Agreement between Marlin and Webster Bank, National Association.

•

The Consideration includes a reduction of $2.8 in respect of an estimate of underfunding of Marlin’s pension plan as of the Marlin Closing Date. If the actual amount of the underfunding of the Marlin pension plan as of the Marlin Closing Date is less than $2.8 as finally determined, Remington will increase the Consideration paid to the Marlin Sellers by the amount of such difference.

          In connection with the closing of the Marlin Acquisition, Remington entered into the Joinder Agreement and Supplement to Amended and Restated Credit Agreement (the “Joinder Agreement”) on January 28, 2008, by and among Remington and RA Brands, L.L.C., as the existing borrowers, Marlin and H&R, as the new borrowers, Wachovia Bank, National Association (“Wachovia”), in its capacity as administrative and collateral agent for various financial institutions (the “Lenders”), and such Lenders. Pursuant to the Joinder Agreement, each of Marlin and H&R became a “Borrower” under that certain Amended and Restated Credit Agreement by and among Remington, Wachovia, certain subsidiaries of Remington, and the lenders from time to time a party thereto, dated March 15, 2006 and as amended on May 31, 2007 and November 13, 2007.

Note 5 — Impairment Charges

          In accordance with SFAS 144, management assesses property, plant and equipment for impairment whenever facts and circumstances indicate that the carrying value amount may not be fully recoverable. In 2007, due to the application of purchase accounting as described in Note 1, whereas property, plant and equipment was adjusted to fair market value, management determined that there were no further facts and circumstances to indicate that the carrying value amount may not be fully recoverable. As a result, there were no impairment charges incurred in 2007.

          SFAS 142 indicates that if other types of assets (in addition to goodwill) of a reporting unit are being tested for impairment at the same time as goodwill, then those assets are to be tested for impairment prior to performing the goodwill impairment testing. Since there were no other assets of a reporting unit being tested for impairment in 2007, no SFAS 142 testing was deemed necessary.

          As of each year end December 31, 2006 and 2005, the Company performed evaluations for impairment in accordance with its policy and SFAS 144 on certain of its fixed assets and recorded associated impairment charges of $0.2 and $1.0 for the years ended December 31, 2006 and 2005, respectively, in the accompanying statement of operations. The evaluations in 2006 and 2005 were triggered from the Company completing its budget process for the fiscal 2007 and 2006 years and determining that certain assets would have a decline in the extent and manner in which they are currently being used due to changes in product offerings. Management compared the expected undiscounted cash flows from the fixed assets with the carrying value of these same fixed assets, and concluded that impairment existed. The resulting impairment charge was determined by the difference between the fair value estimated using a discounted cash flow model and the carrying value of the fixed assets.

          At December 31, 2006, the remaining carrying value associated with the Clay Targets reporting unit for trademarks, property and equipment are $1.8. As of September 30, 2006, the Company performed the required annual evaluation for impairment evaluation for goodwill and trademarks in accordance with the provisions of SFAS 142 and determined that there was no impairment.

          As of March 31, 2005, the Company performed an evaluation for impairment on its goodwill, trademarks, and fixed assets for the Clay Targets reporting unit and recorded associated impairment charges of $3.7 in the accompanying consolidated statement of operations, which were composed of goodwill impairment of $2.9, indefinite-

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

lived trademark impairment of $0.7, and property and equipment impairment of $0.1. The Clay Targets reporting unit is included in the All Other reporting segment in Note 22. The evaluation resulted from the Company being notified by the primary supplier of a critical raw material to the Company’s Clay Targets business that materials would not be supplied beginning in the third quarter of 2005. No alternative supplier has currently been located. Management considered the loss of the supplier a change in the business climate that created a specific “triggering event” necessitating such a review.

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

          The AHA Acquisition resulted in a new basis for the value of the Company’s inventory. Accordingly, inventory was adjusted to its estimated fair value as of May 31, 2007, which was estimated to be approximately $30.5 over its previous net book value. Subsequent to May 31, 2007 and through December 31, 2007, approximately $28.7 has been recognized as a component of cost of goods sold. In addition, finished products inventory was adjusted down approximately $2.1 based on additional information relating to applying the purchase method of accounting.

     Supplies:

          The cost of supplies is determined by the average cost method adjusted to the lower of cost and market.

     Service and Warranty:

          The Company supports service and repair facilities for all of its firearm products, with the exception of its internationally sourced product lines, which are serviced and repaired by the Company’s third party vendors, in order to meet the service needs of its distributors, customers and consumers worldwide.

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

     Property, Plant and Equipment:

          Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated lives of the assets. The estimated useful lives are principally 10 to 40 years for buildings and improvements, and 3 to 15 years for machinery and equipment. The AHA Acquisition resulted in a new basis for the value of the Company’s property, plant and equipment. Accordingly, property, plant and equipment was adjusted to its estimated fair value as of May 31, 2007, which was estimated to be approximately $37.7 over its previous net book value. Subsequent to May 31, 2007, property, plant and equipment was adjusted upward $0.3 based on additional information relating to applying the purchase method of accounting.

          In accordance with SFAS 144, management assesses property, plant and equipment for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability,

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

management projects undiscounted future cash flows resulting from the use of the asset over the remaining life of the asset. If these projected cash flows are less than the carrying amount of the asset, an impairment loss is recognized, resulting in a write-down of property, plant and equipment with a corresponding charge to operating income. Any impairment loss is measured based upon the difference between the carrying amount of the asset and the present value of future cash flows. The Company uses a discount rate equal to its average cost of funds to discount the expected future cash flows. See Note 5 for impairment charges incurred in 2005 and 2006. There were no impairment charges in 2007.

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

          Interest is capitalized in connection with the construction of major projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s useful life. There was no capitalized interest in 2006 and 2007. In 2005, capitalized interest was less than $0.1.

     Goodwill, Goodwill Impairment, Intangible Assets and Debt Issuance Costs:

          Management assesses goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. Each year the Company tests for impairment of goodwill according to a two-step approach. In the first step, the Company estimates the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. For other intangible assets, the impairment test consists of a comparison of the fair value of the intangible assets to their respective carrying amount. The Company uses a discount rate equal to its average cost of funds to discount the expected future cash flows. See Note 5 for impairment charges incurred in 2005. There was no goodwill or intangible assets deemed impaired as of December 31, 2007 and 2006. As part of the application of purchase accounting resulting from the AHA Acquisition, on May 31, 2007, the Company recorded an initial estimate associated with goodwill and identifiable intangible assets to each reporting segment of $67.0 and $73.9, respectively. Subsequent to May 31, 2007 and through December 31, 2007, goodwill has been adjusted downward approximately $6.0 and identifiable intangible assets has been adjusted downward approximately $0.9 based on additional information relating to applying the purchase method of accounting.

          Debt issuance costs are amortized over the life of the related debt or amendment. As a result of the AHA Acquisition, approximately $5.2 of existing debt acquisition costs were eliminated in purchase accounting. In addition, debt acquisition costs associated with obtaining waivers, consents and amendments in the amount of $4.2 related to the Notes and $1.0 related to the revolver were capitalized. Amortization expense for debt issuance costs in 2007, 2006, and 2005 was $1.5, $1.6, and $1.8, respectively, and is estimated to be approximately $1.6 in 2008, $1.6 in 2009, $1.4 in 2010, and less than $0.1 in 2011 based upon the expected maturities of the Amended and Restated Credit Agreement as described in Note 14.

     Financial Instruments:

          The Company does not use financial instruments for trading purposes. Financial instruments are used to manage well-defined commodity price risks and are considered hedges when certain criteria are met.

          All of the Company’s commodity option contracts are accounted for as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

133”), as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 138”) and Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 133, as amended, requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The fair value of the Company’s cash flow hedges at the time of purchase are recorded on the balance sheet in the Prepaid Expenses and Other Current Assets line and the Other Noncurrent Assets line, and are marked to fair value at each balance sheet date. Unrealized gains and losses associated with these changes in fair value are recorded on the balance sheet as accumulated other comprehensive income in stockholder’s equity (deficit) and recognized in the statement of operations as a component of cost of goods sold when the related inventory is sold and associated revenue is recognized.

          To the extent that the Company’s cash flow hedges are deemed ineffective, under the criteria of SFAS 133, as amended, at hedging the commodity price risk, the portion of ineffectiveness would be required to be recognized in the statement of operations immediately. No ineffectiveness was recorded in 2007, 2006 or 2005.

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

     Stock Options:

          Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). Because the Company is a debt registrant, it is considered a nonpublic company for purposes of applying SFAS 123R. Prior to the AHA Acquisition, all stock purchase and option plans outstanding were associated with common shares of Holding. In addition, because the shares underlying management’s stock options were accounted for by Holding as liabilities under Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), the stock options were considered liabilities under SFAS 123R. Since the Company meets the definition of a private company and the stock options were considered liabilities, the Company was permitted to choose its valuation approach as a matter of accounting policy. The Company elected to account for its stock options using the intrinsic value method. SFAS 123R requires the Company to make this valuation at each balance sheet date and record any gain or loss in the Company’s consolidated statement of operations.

          The adoption on January 1, 2006 had no impact on the Company’s consolidated financial statements because at adoption, all issued options were out-of-the-money, as they all had an exercise price of $220.31 per share compared to a fair value of $160 per share. On January 1, 2006, the Company had two stock-based compensation plans, with 284 vested options and 12,621 unvested options. The 12,621 unvested options had a total weighted average remaining term of 4.2 years.

          As a result of the change in control as described in Note 3, the Company incurred $1.5 of compensation cost related to the remainder of the unvested Stock Options held by employees and directors of Remington and the conversion of deferred shares to equity held by employees of Remington, which was recorded in other income for the period ended May 31, 2007. On the Closing Date, all of the outstanding Stock Options immediately vested subject to the applicable change in control provisions in Holding’s 1999 Stock Incentive Plan and 2003 Stock Option Plan. Remington made option cancellation payments in the aggregate of approximately $0.7 on the Closing Date, which represents the purchase price of $330.47 per share less the strike price of $220.31 with respect to each Stock Option less related expenses, amounts placed in escrow and related taxes. In addition, on the Closing Date, the deferred shares were converted to equity and subsequently purchased by AHA.

           Prior to the effective date, the stock-based compensation plans were accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, and had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended. Pro-forma information regarding the impact of total stock-

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

based compensation on net income for prior periods is also required by SFAS 123R. Under APB 25, generally no cost was recorded for stock options issued to employees unless the option exercise price was below fair value at the time options were granted. Since all options were granted at exercise prices equal to the estimated fair value of the underlying Common Stock, no compensation expense was ever recognized with respect to the grant of any outstanding stock options.

          Had compensation expense for such option grants been recognized under SFAS No. 123 based on the fair value of such options during the years ended December 31, 2005, the Company’s net loss on a pro forma basis would not have had a material impact on the Company and would have appeared as follows:

		2005

Net Loss	As Reported	$(16.9)

Add:	Stock-based employee compensation expense included in reported net loss, net of related tax effects	—

Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—

Net Loss	Pro forma	$(16.9)

     Income Taxes:

          The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be recognized.

          Effective January 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority. It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company’s reassessment of our tax positions in accordance with FIN 48 did not have a material impact on our results of operations, financial condition or liquidity. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

          The Company has a tax sharing agreement among Holding and its subsidiaries providing that consolidated federal and state tax liabilities are allocated among the members with positive taxable income. Therefore, the agreement does not provide for payment to Holding for losses that are availed of by the profitable members of the affiliated group. Because the Company files its income taxes in a consolidated tax return with AHA, the 100% owner of our sole stockholder, Holding, the cash taxes paid or received supplemental cash flow disclosure reflects the total impact of any cash taxes paid or received for the Company, as well as any cash taxes paid or received on behalf of Holding.

     Product Liability:

          The Company provides for estimated defense and settlement costs related to product liabilities when it becomes probable that a liability has been incurred and reasonable estimates of such costs are available in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”). The Company maintains insurance coverage for product liability claims, subject to certain policy limits and to certain self-insured retentions for personal injury or property damage relating to occurrences arising after December 1, 1993. The current insurance policy extends through November 30, 2008. Product liabilities are recorded at the Company’s best estimate

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

of the most probable exposure in accordance with SFAS 5, including consideration of historical payment experience and the self-insured retention limits. For the years ended December 31, 2007, 2006 and 2005, there were no recoveries recorded. The Company’s estimate of its liability for product liability cases and claims outstanding at December 31, 2007 and 2006 was $12.4 and $10.5, respectively. Management uses independent advisors in their determination of the accrual. Associated with product liability cases, the Company has also recorded a receivable in Other Noncurrent Assets of $3.7 and $0.6, respectively, at December 31, 2007 and 2006 for the estimated liabilities expected to be recovered through insurance coverage. The Company made total payments in 2007, 2006, and 2005 of $1.4, $3.2 and $1.5, respectively (including pre-Asset Purchase occurrences for which the Company assumed responsibility) related to defense and settlement costs. See Note 18.

          As December 31, 2007, product liability is discounted to its present value at a discount rate of 4.75%. The aggregate undiscounted product liability, net of estimated recoveries from insurance, at December 31, 2007 was $9.5. Expected payments for each of the five succeeding years and aggregate amount thereafter are:

Year	Amount

2008	$3.1
2009	2.4
2010	1.6
2011	0.9
2012	0.5
Thereafter	1.2

     Workers Compensation:

          As December 31, 2007, workers compensation is discounted to its present value at a discount rate of 4.75%. The aggregate undiscounted product liability, net of estimated recoveries from insurance, at December 31, 2007 was $4.3. Management uses independent advisors in their determination of the accrual. Expected payments for each of the five succeeding years and aggregate amount thereafter are:

Year	Amount

2008	$1.8
2009	1.1
2010	0.8
2011	0.5
2012	0.1
Thereafter	0.0

     Revenue Recognition:

          Sales, net of an estimate for discounts, returns, rebates and allowances, and related cost of sales are recorded in income when goods are shipped at which time risk of loss and title transfers to the customer in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), as amended by Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Sales are presented net of Federal Excise Taxes of $27.2, $12.1, $37.4 and $34.0 for the successor period from June 1, 2007 through December 31, 2007, the predecessor period from January 1, 2007 through May 31, 2007, and the years ended December 31, 2006 and 2005, respectively.

          The Company has historically followed the industry practice of selling firearms in certain sales distribution channels pursuant to a “dating” plan, allowing the customer to purchase these products commencing in December (the start of the Company’s dating plan year) and to pay for them on extended terms. Discounts are offered for early payment under this plan. The Company believes that allowing extended payment terms for early orders helps to level out the demand for these otherwise seasonal products throughout the year and accordingly helps facilitate a more efficient manufacturing schedule. Historically, use of the dating plan has had the effect of shifting some firearms sales from the second and third quarters to the first and fourth quarters. As a competitive measure, the Company also offers

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

extended terms on select ammunition purchases. Use of the dating plans, however, also results in deferral of collection of accounts receivable. While we have historically followed the industry practice of selling products pursuant to a “dating” plan, we have commenced to shorten the duration of these terms in order to increase cash flow and working capital. Customers do not have the right to return unsold products.

     Shipping and Handling Costs:

          Shipping and handling costs are included in Selling, General and Administrative expense and are expensed as incurred. Shipping and handling costs totaled $7.9, $4.5, $12.3 and $12.4, for the successor period from June 1, 2007 through December 31, 2007, the predecessor period from January 1, 2007 through May 31, 2007, and the years ended December 31, 2006 and 2005, respectively.

     Advertising and Promotions:

          Advertising and promotional costs including print ads, commercials, catalogs, brochures and co-op are expensed during the year incurred. Advertising and promotional costs totaled $4.4 for the successor period from June 1, 2007 through December 31, 2007, $8.0 for the predecessor period from January 1, 2007 through May 31, 2007, $11.1 in 2006 and $10.5 in 2005. The Company licenses certain of its brands and trademarks. The income from such licensing was $2.3 for the successor period from June 1, 2007 through December 31, 2007, $1.2 for the predecessor period from January 1, 2007 through May 31, 2007, $3.6 in 2006 and $2.6 in 2005, which is reflected in Other Income, net.

     Research and Development Costs:

          Internal research and development costs including salaries, administrative expenses, building operating costs of our research and development facility, and related project expenses are expensed as incurred. Research and development costs totaled $3.6, $2.7, $6.4 and $5.9 for the successor period from June 1, 2007 through December 31, 2007, the predecessor period from January 1, 2007 through May 31, 2007 and the years ended December 31, 2006 and 2005, respectively.

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

     Pension and Postretirement:

          The Company adopted Statement of Financial Accounting Standards No. 158, Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”) as of December 31, 2007. SFAS 158 requires the Company to recognize the funded status of its defined benefit post retirement plan in the Company’s statement of financial position. The funded status was previously disclosed in the notes to the Company’s financial statements, but differed from the amount recognized in the statement of financial position. SFAS 158 does not change the accounting for the Company’s defined contribution plan. The implementation of SFAS 158 had the effect of reclassifying approximately $13.6 of expected contributions to the plan to be made in 2008 from current to long-term liabilities.

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

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

     Recent Accounting Pronouncements:

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, SFAS 157 simplifies and codifies fair value related guidance previously issued within GAAP. Although SFAS 157 does not require any new fair value measurements, its application may, in certain instances, change current practice. SFAS 157 is effective for us in 2008. We expect the impact, if any, of adopting SFAS 157 to be minimal on our results of operations, financial condition and liquidity.

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 will become effective for the Company as of January 1, 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We expect the impact, if any, of adopting SFAS 159 to be minimal on our Consolidated Financial Statements.

          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial
Statements an Amendment of ARB 51 (“SFAS 160”). This standard will improve, simplify, and converge internationally the reporting of noncontrolling interests in consolidated financial statements. SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way - as equity in the consolidated financial statements. Moreover, SFAS 160 requires that transactions between an entity and noncontrolling interests be treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that adopting SFAS 160 will have on its results of operations, financial condition and equity.

          In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS 141(R) amends the goodwill impairment test requirements in SFAS 142. For a goodwill impairment test as of a date after the effective date of SFAS 141(R), the value of the reporting unit and the amount of implied goodwill, calculated in the second step of the test, will be determined in accordance with the measurement and recognition guidance on accounting for business combinations under SFAS 141(R). This change could effect the determination of what amount, if any, should be recognized as an impairment loss for goodwill recorded before the effective date of SFAS 141(R). This accounting will be required when SFAS 141(R) becomes effective (January 1, 2009 for the Company) and applies to goodwill related to acquisitions accounted for originally under SFAS 141 as well as those accounted for under SFAS 141(R). The Company has $61.0 of goodwill at December 31, 2007 related to previous business combinations. The Company has not determined what effect, if any, SFAS 141(R) will have on the results of its impairment testing subsequent to December 31, 2008.

Note 7—Concentrations of Credit Risk

          Concentrations of credit risk with respect to trade accounts receivable are generally insignificant, except as noted below, due to the large number of customers comprising the Company’s customer base. The Company reviews a customer’s credit history and, in most cases, financial condition before extending credit. An allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Bad debt expense, net of any recoveries, was ($0.1) in 2007 and $0.8 and ($0.1) for years ended 2006 and 2005, respectively. The allowance for doubtful accounts amounted to $0.7 as of December 31, 2007 and $1.2 as of December 31, 2006.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

          Sales to the Company’s largest customer, Wal-Mart, comprised approximately 17% of sales in 2007, 18% of sales in 2006 and 17% of sales in 2005. No other customer accounted for sales equal to or greater than 10% of sales for the years presented. The accounts receivable balance from Wal-Mart comprised approximately 13% and 11% of total outstanding accounts receivable at December 31, 2007 and 2006, respectively.

          At December 31, 2007 and 2006, one other customer comprised approximately 11% and 12%, respectively, of the outstanding accounts receivable balance. No other customers accounted for accounts receivable greater than 10% at December 31, 2007 or 2006.

Note 8—Inventories

          At December 31, Inventories – net, consisted of the following:

	Successor	Predecessor

	2007	2006

Raw Materials	$22.7	$24.1
Semi-Finished Products	27.1	23.5
Finished Products	67.1	63.2

Total	$116.9	$110.8

Note 9—Property, Plant and Equipment

          At December 31, Property, Plant and Equipment consisted of the following:

	Successor	Predecessor

	2007	2006

Land	$13.7	$1.5
Building and Improvements	38.5	28.0
Equipment Leased Under Capital Leases	0.9	5.8
Machinery and Equipment	52.4	152.4
Construction in Progress	5.5	3.4

Subtotal	111.0	191.1
Less: Accumulated Depreciation	(8.3)	(121.8)

Total	$102.7	$69.3

          Depreciation expense for the seven months ended December 31, 2007 was $8.3. Depreciation expense for the five months ended May 31, 2007 was $4.2. Depreciation expense for year-to-date periods December 31, 2006 and 2005 were $10.0, and $9.6, respectively. Accumulated depreciation on assets leased under capital leases was $0.2 and $4.8 as of December 31, 2007 and 2006, respectively.

Note 10—Goodwill and Other Intangible Assets

          The carrying amount of goodwill and identifiable intangible assets attributable to each reporting segment is outlined in the following tables. As disclosed in Note 5, the Company recorded impairment charges related to goodwill and identifiable intangible assets associated with its Clay Targets business in March 2005. No other impairment provisions were necessary during 2007, 2006 or 2005.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

          The carrying amount of goodwill and identifiable intangible assets attributable to each reporting segment are outlined in the following tables:

	Successor	Predecessor

Goodwill	December 31, 2007	December 31, 2006

Firearms	$29.7	$12.8
Ammunition	14.5	5.2
All Other	16.8	—

Total	$61.0	$18.0

	Successor	Predecessor

Identifiable Intangible Assets	December 31, 2007	December 31, 2006

Firearms	$46.8	$20.4
Ammunition	10.5	19.4
All Other	15.7	1.3

Total	73.0	41.1
Less: Accumulated Amortization	(1.4)	—

Total	$71.6	$41.1

          As part of the application of purchase accounting, the Company recorded an initial estimate associated with goodwill and identifiable intangible assets to each reporting segment of $67.0 and $73.9, respectively. Subsequent to that, net adjustments of ($6.0) were made to the initial estimate of goodwill to decrease the balance to $61.0 and net adjustments of ($0.9) were made to identifiable intangible assets to decrease the balance to $73.0.

          The following table is a summary of the initial preliminary estimate as well as subsequent adjustments and accumulated amortization by major intangible asset:

	June 1, 2007 Balance	Net Adjustments	Dec. 31, 2007 Balance	Accumulated Amortization	Net Balance	Amortization Period

Goodwill	$67.0	$(6.0)	$61.0	N/A	$61.0	Indefinite

Identifiable Intangible Assets
Tradenames and Trademarks	$39.4	$—	$39.4	N/A	$39.4	Indefinite
Customer Relationships	26.4	(0.9)	25.5	(0.8)	24.7	20 Years
License Agreements	8.4	—	8.4	(0.7)	7.7	7 Years
Internally Developed Software	0.1	—	0.1	—	0.1	2 Years
Leasehold Interest	(0.4)	—	(0.4)	0.1	(0.3)	3.5 Years

Total Identifiable Intangible Assets	$73.9	$(0.9)	$73.0	$(1.4)	$71.6

          We estimate annual amortization for identifiable intangible assets over the next five calendar years to be as follows:

Year	Amount

2008	$ 2.4
2009	2.4
2010	2.4
2011	2.5
2012	2.5

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

Note 11—Other Accrued Liabilities

          At December 31, Other Accrued Liabilities consisted of the following:

	Successor	Predecessor

	2007	2006

Retiree Benefits	$0.8	$18.6
Marketing	10.4	9.2
Healthcare Costs	5.1	6.1
Workers Compensation	1.8	4.5
Incentive Compensation	6.8	2.1
Other	10.0	11.8

Total	$34.9	$52.3

Note 12—Warranty Accrual

          The Company provides consumer warranties against manufacturing defects on all firearm products manufactured in the United States. Estimated future warranty costs are accrued at the time of sale, using the percentage of actual historical repairs to shipments for the same period, which is included in other accrued liabilities. Product modifications or corrections are voluntary steps taken by the Company to assure proper usage or performance of a product by consumers. The cost associated with product modifications and or corrections are recognized in accordance with SFAS 5, and charged to operations. Activity in the warranty accrual consisted of the following for the periods:

	Successor	Predecessor

	June 1- December 31, 2007	January 1- May 31, 2007	Year ended December 31, 2006

Beginning warranty accrual	$0.7	$0.8	$0.8
Current period accruals	1.3	1.0	2.7
Current period charges	(1.3)	(1.1)	(2.7)

Ending warranty accrual	$0.7	$0.7	$0.8

          In addition to our warranty accrual, we have a nationwide product safety program under which we offer to clean, inspect and modify certain bolt action centerfire firearms manufactured prior to 1982 to remove the bolt-lock feature. As of December 31, 2007 and 2006, our accrual for the costs of the product safety program was less than $0.1.

Note 13—Retiree Benefits

     Defined Benefit Pension Plans:

          Adoption of SFAS No. 158:

          The Company sponsors a defined benefit pension plan (the “Plan”) and a supplemental defined benefit pension plan (the “SERP”). For disclosure purposes, the Plan and the SERP have been combined. On December 31, 2007 the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS 158 requires the Company to recognize the funded status of its defined benefit post retirement plan in the Company’s statement of financial position. The funded status was previously disclosed in the notes to the Company’s financial statements, but differed from the amount recognized in the statement of financial position. SFAS 158 does not change the accounting for the Company’s defined contribution plan.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

          The adoption of SFAS 158 had the following effect on the Company’s statement of financial position as of December 31, 2007 related to the Plan and the SERP. There was no impact on the Company’s Postretirement Benefit Obligation:

	As of December 31, 2007

	Prior to adoption of FASB 158	Effect of adopting FASB 158	As Adjusted

Current Liability for Pension Benefits	$ 13.8	($13.6)	$0.2
Long-term Liability for Pension Benefits	$ 13.5	$14.6	$28.1

          The adoption of SFAS 158 did not affect the Company’s statement of operations for the year ended December 31, 2007, or any prior periods.

          Pension Curtailment:

          As part of a new collective bargaining agreement reached on October 26, 2007, an amendment was made to the Plan for our hourly paid employees to be effective January 1, 2008 (the “2007 Amendment”). In addition, on October 9, 2006, the Company’s Board of Directors approved amendments to the Plan and the SERP for our salaried employees (the “2006 Amendments”) also to be effective January 1, 2008. As a result of the amendments made to the Plan and SERP, as approved by the Board of Directors since 2006, all future benefits were frozen as of January 1, 2008. For service accrued up to January 1, 2008, the pension calculations did not change. The amendments resulted in the Company recognizing curtailment gains of $6.4 and $7.4 in 2007 and 2006, respectively.

          Impact of Purchase Accounting:

          The AHA Acquisition resulted in a new basis for the value of the Plan and the SERP. Accordingly, the Company increased its estimated liability to equal the estimated difference between the fair value of plan assets and the estimated projected benefit obligation in connection with applying the purchase method of accounting. As of May 31, 2007, this resulted in increasing the liability for the Plan by $9.0 and the SERP by $0.2. The Company utilized the actuarial pension assumptions from December 31, 2006, including a discount rate of 6.0%.

          In connection with the AHA Acquisition, the obligations and assets related to our pension plans were valued at fair value as of May 31, 2007, the date of AHA Acquisition, using a discount rate of 6.0%, as follows:

Benefit Obligations at Fair Value	$182.2
Assets held by defined benefit pension plan, at fair value	148.6

Excess of benefit obligations over assets	33.6
Less previously recorded benefit plan obligations recorded by predecessor	(24.4)

Adjustment to benefit plan obligation	$9.2

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

          Results at December 31, 2007:

          The following provides a reconciliation of benefit obligations, plan assets and funded status of the Plan and the SERP:

Change in Benefit Obligation:

	Successor	Predecessor

	June 1- December 31, 2007	January 1- May 31, 2007	2006

Benefit Obligation at Beginning of Period	$182.2	$178.7	$176.1
Service Cost	2.9	2.0	5.1
Interest Cost	6.3	4.4	10.0
Plan Amendments/Curtailment	(6.4)	—	(7.4)
Actuarial Assumption Changes	(1.0)	—	(6.1)
Actuarial (Gain)/Loss	1.0	—	6.9
Benefits Paid	(4.9)	(2.9)	(5.9)

Benefit Obligation at End of Period	$180.1	$182.2	$178.7

          Change in Plan Assets:

	Successor	Predecessor

	June 1- December 31, 2007	January 1- May 31, 2007	2006

Fair Value of Plan Assets at Beginning of Period	$148.6	$135.1	$117.4
Actual Return on Plan Assets	(3.0)	10.5	16.1
Employer Contributions	11.1	5.9	8.1
Benefits Paid and Expenses	(4.9)	(2.9)	(6.5)

Fair Value of Plan Assets at End of Period	$151.8	$148.6	$135.1

	Successor	Predecessor

	June 1- December 31, 2007	January 1- May 31, 2007	2006

Funded Status	$(28.3)	$(33.6)	$(43.6)
Unamortized Prior Service Cost	—	—	(0.4)
Unrecognized Net Actuarial Loss	—	—	17.5

Net amount recognized in the balance sheet	$(28.3)	$(33.6)	$(26.5)

Amounts recognized in the balance sheet as of:

	Successor	Predecessor

	December 31, 2007	May 31, 2007	2006

Accrued Benefit Liability	$(28.3)	$(33.6)	$(36.0)
Accumulated other comprehensive income	5.4	—	9.5
Deferred Tax Assets	3.3	—	—

Net Amount Recognized	$(19.6)	$(33.6)	$(26.5)

          The accrued benefit liability is recorded on the consolidated balance sheet in the “Retiree Benefits, net of Current Portion,” as well as in the “Other Accrued Liabilities” line item as described in Note 11.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

          Following is certain information about our pension plans that have accumulated benefit obligations in excess of the fair value of their plan assets as of:

	Successor	Predecessor

	December 31, 2007	May 31, 2007	2006

Projected benefit obligation	$180.1	$182.2	$178.7
Accumulated benefit obligation	180.1	174.7	171.1
Fair value of plan assets	151.8	148.6	135.1

Components of Net Periodic Pension Cost:

	Successor	Predecessor

	2007	2007	2006	2005

	June 1 – December 31	January 1 – May 31	December 31	December 31

Service Cost	$2.9	$2.0	$5.1	$5.0
Interest Cost	6.3	4.4	10.0	9.5
Return on Assets	(6.7)	(4.4)	(9.7)	(8.7)
Amortization of Prior Service Cost	—	(0.1)	(0.9)	(0.2)
Recognized Net Actuarial Loss	0.9	2.0	7.2	5.9

Net Periodic Pension Cost	3.4	3.9	11.7	11.5
Curtailment Gain	(6.4)	—	(7.4)	—

Total Cost	($3.0)	$3.9	$4.3	$11.5

Weighted average assumptions used to determine net periodic benefit cost for years ended December 31:	2007	2006	2005

Discount Rate	6.25%	5.75%	6.00%
Expected Long-Term return on plan assets	8.00	8.00	8.00
Rate of Compensation Increase	4.00	4.00	4.00

Weighted average assumptions used to determine benefit obligations at December 31:	2007	2006	2005

Discount Rate	6.00%	6.00%	5.75%
Rate of Compensation Increase	4.00	4.00	4.00

          Our policy is to review the pension assumptions annually. Pension benefit income or expense is determined using assumptions as of the beginning of the year, while the funded status is determined using assumptions as of the end of the year. The assumptions are determined by management and established at the respective balance sheet date using the following principles: (1) The expected long-term rate of return on plan assets is established based upon historical actual asset returns and the expectations of asset returns over the expected period to fund participant benefits based on the current investment mix of the Plan; (2) The discount rate is set based on the yield of high quality fixed income investments expected to be available in the future when cash flows are paid; and (3) The rate of increase in compensation levels is established based on management’s expectations of current and foreseeable future increases in total eligible compensation, while maintaining a consistent inflation component for all economic assumptions. In addition, management considers advice from independent actuaries on each of these three assumptions.

          Our investment strategy for Plan assets is based on the long-term growth of principal while attempting to mitigate overall risk to ensure that funds are available to pay benefit obligations. The Plan has adopted a strategic asset allocation designed to meet the Plan’s long-term obligations. The Plan’s assets are invested in a variety of investment classes, including domestic and international equities, domestic and international fixed income securities and other investments. Allowable investment structures include mutual funds, separate accounts, commingled funds, and collective trust funds. Prohibited investments are defined as commodities, private placements, and derivative instruments used solely for leverage. In 2007 and 2006, upon recommendation of the Company’s investment advisors,

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

the Company’s Benefits and Investments Committee elected to invest in certain private investment (hedge) funds that are deemed permitted under the Company’s current investment strategy. These private investment funds are not currently subject to any direct regulation by the Securities and Exchange Commission, the National Association of Securities Dealers, or any other federal regulating commissions.

          The Plan weighted average asset allocations at December 31, 2007 and 2006 by asset category are as follows:

	Target Allocations		Actual Allocations

	2007	2006	2007	2006

Asset Category:
Domestic equity funds	50.0%	50.0%	43.0%	47.0%
International equity funds	15.0	15.0	16.0	18.0
Domestic fixed income funds	20.0	20.0	19.0	17.0
International fixed income funds	5.0	5.0	5.0	5.0
Private investment (hedge) funds	10.0	10.0	12.0	12.0
Cash and cash equivalents	—	—	5.0	1.0

Total	100.0%	100.0%	100.0%	100.0%

Anticipated Contributions:

          The Company expects to make cash contributions of approximately $13.6 to the Plan during the 12 months ending December 31, 2008.

          Estimated Future Benefit Payments — Following is a summary, as of December 31, 2007, of the estimated future benefit payments from the Plans to our retirees in each of the next five fiscal years and in the aggregate for five fiscal years thereafter.

2008	$ 7.7
2009	8.5
2010	9.3
2011	10.0
2012	10.9
Years 2013-2017	61.6

Savings Plans:

          Prior to January 1, 2006, the Company sponsored a qualified defined contribution plan and matched 50% of a participant’s contributions up to a maximum of 6% of a participant’s compensation. All employees hired after May 31, 1996 were also eligible for a discretionary contribution. The Company’s matching expense and contribution to this plan was approximately $0.4 in 2007, approximately $0.5 in 2006 and approximately $1.5 in 2005.

          Effective January 1, 2006, the Company established a second qualified defined contribution plan that matches 100% of the first 4% of a participant’s contributions of a participant’s compensation (the “401(k) Plan”). All employees hired after May 31, 1996 were also eligible for a discretionary contribution. The 401(k) Plan includes the employees of the Company not covered under the collective bargaining agreement in Ilion, New York. The Company’s matching expense and contribution to this plan was approximately $1.9 in 2007 and $1.7 in 2006. The existing qualified defined contribution plan that matches 50% of a participant’s contributions up to a maximum of 6% of a participant’s compensation remains for all employees not included in the 401(k) Plan.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

          Effective January 1, 1998, the Company adopted a non-qualified defined contribution plan. The Company’s matching expense and contribution was $0.0 in 2007, $0.1 in 2006, and approximately $0.2 in 2005. This plan was amended in 2006 to allow participants to make an election to receive a distribution of their full accounts balance. On January 16, 2007, $2.1 was distributed to the participants.

Postretirement Benefit Plan:

          The Company sponsors an unfunded postretirement defined benefit plan which provides certain employees and their covered dependents and beneficiaries with retiree health and welfare benefits.

          Impact of Purchase Accounting:

          The AHA Acquisition resulted in a new basis for the value of the postretirement defined benefit plan. Accordingly, the Company decreased its estimated liability to equal the estimated projected benefit obligation in connection with applying the purchase method of accounting. This resulted in decreasing the liability for the plan by $9.5.

Change in Benefit Obligation:

	Successor	Predecessor

	June 1- December 31, 2007	January 1- May 31, 2007	2006

Benefit Obligation at Beginning of Year	$15.3	$15.6	$22.6
Service Cost	0.3	0.2	0.7
Interest Cost	0.5	0.4	1.3
Amendments	—	—	(6.1)
Actuarial Loss	(0.6)	(0.4)	(1.8)
Benefits Paid	(0.3)	(0.5)	(1.1)

Benefit Obligation at End of Year	$15.2	$15.3	$15.6

Accrued Benefit Cost:

	Successor	Predecessor

	June 1- December 31, 2007	January 1- May 31, 2007	2006

Unfunded Status	$(15.2)	$(15.3)	$(15.6)
Unrecognized Net Actuarial Loss (Gain)	—	0.5	0.9
Unrecognized Prior Service Cost	—	(10.0)	(10.5)

Accrued Postretirement Benefit Obligation	$(15.2)	$(24.8)	$(25.2)

     The accrued postretirement benefit obligation is recorded on the consolidated balance sheet in the “Retiree Benefits, net of Current Portion” line.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

Components of Net Periodic Benefit Cost for the year ended December 31:

	Successor	Predecessor

	2007	2007	2006	2005

	June 1 – December 31	January 1 – May 31	December 31	December 31

Service Cost	$0.2	$0.2	$0.7	$0.6
Interest Cost	0.5	0.4	1.3	1.3
Net Amortization and Deferral	(0.7)	(0.5)	0.1	—

Net Periodic Benefit Cost	$0.0	$0.1	$2.1	$1.9

Weighted average assumptions used to determine net periodic benefit cost for years ended December 31:

	Successor	Predecessor

	2007	2007	2006	2005

Discount Rate	6.00%	6.00%	5.75%	6.00%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

Assumed Healthcare cost trend rates at December 31:

	2007	2006	2005

Healthcare cost trend rate assumed for next year	10.00%	10.00%	7.30%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.25%	4.25%	3.00%
Year that the rate reaches the ultimate trend rate	2012	2011	2011

Weighted average assumptions used to determine benefit obligations at December 31:

	Successor	Predecessor
	2007	2007	2006	2005

Discount Rate	6.00%	6.00%	5.75%	6.00%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

          Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease

Effect on total of service and interest cost	$—	$—
Effect on accumulated postretirement benefit obligation	—	—

          Estimated Future Benefit Payments — Following is a summary, as of December 31, 2007, of the estimated future benefit payments for our postretirement benefit plan in each of the next five fiscal years and in the aggregate for five fiscal years thereafter.

2008	$0.6
2009	0.7
2010	0.8
2011	0.9
2012	1.1
Years 2013-2017	6.1

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

Note 14—Debt

          Short-term debt of $3.5 and $3.1 at December 31, 2007 and 2006, respectively, consists of an unsecured, fixed interest agreement for financing the Company’s insurance premiums. The interest rate under this agreement was 4.9% and 5.5% at December 31, 2007 and 2006, respectively.

          Long-term debt at December 31, 2007 and 2006 consisted of the following:

	Successor	Predecessor

	2007	2006

Revolving Credit Facility	$—	$19.4
10.5% Senior Subordinated Notes due 2011	203.2	200.0
Term Loan	25.0	—
Capital Lease Obligations (Note 15)	0.7	1.1
Due to RACI Holding, Inc.	0.9	0.9

Subtotal	229.8	221.4
Less: Current Portion	4.8	0.4

Total	$225.0	$221.0

          The AHA Acquisition resulted in a new basis of the value of the Company’s 10½% Senior Subordinated Notes due 2011 (the “Notes”). Accordingly, the Notes were adjusted to their estimated fair value of $203.8 as of May 31, 2007 estimates. The premium associated with the adjustment will be amortized into interest expense over the remaining term of the debt. In addition, approximately $5.2 of existing debt acquisition costs were eliminated in purchase accounting as a result of the AHA Acquisition. Debt acquisition costs associated with obtaining waivers, consents and amendments in the amount of $4.2 related to the Notes and $1.0 related to the revolver have been capitalized.

          On March 15, 2006, the Company entered into the Amended and Restated Credit Agreement, which replaced the credit agreement, dated as of January 24, 2003, as amended through October 14, 2005, among Remington, RA Factors, Inc., Wachovia, as Agent, and the lenders from time to time party thereto (the “2003 Credit Agreement”). Existing fees of approximately $1.4 that were previously capitalized as debt issuance costs were written off as part of the $5.2 of debt issuance costs written off related to the AHA Acquisition as discussed above.

          The Company’s Amended and Restated Credit Agreement provides up to $155.0 of borrowings under an asset-based senior secured revolving credit facility through June 30, 2010. Amounts available under the Amended and Restated Credit Agreement are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable and eligible inventory in addition to the minimum availability requirement described below. The Amended and Restated Credit Agreement also includes a letter of credit sub-facility of up to $15.0, under which the Company has aggregate outstanding letters of credit of $4.4 as of December 31, 2007.

Waivers/Amendments to Amended and Restated Credit Agreement

          As of May 31, 2007, Remington entered into the First Amendment to the Amended and Restated Credit Agreement by and among Remington, Wachovia, and the lenders from time to time parties thereto (the “First Amendment”), which amended the Amended and Restated Credit Agreement (the “Credit Agreement”), by and among the same parties and RA Factors, Inc., which was merged with and into Remington as of December 31, 2006 and is thus not a separate and distinct party to the First Amendment. The First Amendment memorializes the consent of Wachovia and the lenders to the AHA Acquisition (and waiver of any event of default in connection with the AHA Acquisition) and modifies certain terms and conditions of the Credit Agreement. Capitalized terms used and not defined herein have the meanings set forth in the Amended and Restated Credit Agreement.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

          Key terms of the First Amendment include the following:

(1)

Amending the definition of Applicable Margin so that the interest margin applicable to loans under the Credit Agreement, as amended, is based on Average Excess Availability, which is defined in the First Amendment as the amount obtained by adding the aggregate Excess Availability at the end of each day during the period in question and dividing such sum by the number of days in such period;

(2)	Amending the definition of Minimum Availability Condition to be fixed at $20.0;

(3)	Amending the definition of Change of Control so that it relates to AHA rather than the CDR Fund and BRS Fund;

(4)	Increasing the maximum amount of Settlement Loans that may be obtained from Wachovia under the Credit Agreement, as amended, from $5.0 to $10.0;

(5)	Amending the types of permitted transactions between Remington and Affiliates to include certain transactions between Remington and AHA and AHA’s Affiliates;

(6)

Amending the types of Restricted Payments that may be made by Remington so that Remington could, among other things, make a Distribution to Holding to pay certain expenses in connection with the AHA Acquisition and repay the total outstanding amount of the Holding Notes;

(7)	Eliminating the minimum consolidated EBITDA requirement during the Availability Test Period; and

(8)	Amending the Availability Test Period so that the termination coincides with the Commitment Termination Date.

Second Amendment to Credit Facility

          On November 13, 2007, we entered into the Joinder Agreement, Second Amendment and Supplement to Amended and Restated Credit Agreement by and among Remington, RA Brands, L.L.C., Wachovia, and the lenders (the “Second Amendment”), which amended the Credit Agreement, among the same parties and RA Factors, Inc., as amended on May 31, 2007 by the First Amendment, among the same parties other than RA Factors, Inc., which was merged with and into Remington as of December 31, 2006 and is therefore not a separate and distinct party to the First Amendment or the Second Amendment. The Second Amendment modifies certain terms and conditions of the Credit Agreement and the First Amendment. Capitalized terms used and not defined herein have the meanings set forth in the Credit Agreement, the First Amendment and the Second Amendment.

          The Second Amendment amended certain terms of the Credit Agreement, as previously amended by the First Amendment, including by:

(1)

Adding a $25.0 Term Loan Commitment against the Remington Trademarks at an interest rate of LIBOR (which was 6.84% at December 31, 2007) plus 200 basis points with monthly principal payments of $0.5, plus interest, beginning May 1, 2008 and continuing on the first day of each month thereafter, the final installment of which shall be in an amount equal to such Lender’s Pro Rata share of the remaining principal balance of the Term Loan and shall be payable on the Commitment Termination Date;

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
(dollars in millions, except per share data)

          We executed the Second Amendment to provide additional capacity and flexibility to support strategic initiatives including, but not limited to, factory improvements, penetration of certain sales channels, new product development, one or more potential acquisitions and other corporate purposes.

          In connection with the closing of the Marlin Acquisition, and pursuant to the Joinder Agreement, each of Marlin and H&R became a “Borrower” under the Amended and Restated Credit Agreement.

          The interest rate margin for the ABR and the Euro-Dollar loans at December 31, 2007 was (0.50%) and 1.00%, respectively. The interest rate under the Company’s Term Loan is LIBOR plus 200 basis points, which at December 31, 2007 was 6.84%. The weighted average interest rate under the Company’s outstanding credit facility was 7.09% and 7.60% for the year-to-date periods ended December 31, 2007 and 2006, respectively.

          As of December 31, 2007 approximately $59.9 in additional borrowings beyond the minimum availability requirement of $27.5 was available as determined pursuant to the Amended and Restated Credit Agreement.

          The Notes became redeemable at the option of the Company, in whole or in part, any time on or after February 1, 2007. The redemption price range of the principal amount in 2008 is 103% and 100% in the year 2009 and thereafter. The Notes are unsecured senior obligations of the Company that are contractually pari passu with all existing and future senior indebtedness, if any, of the Company, but are effectively subordinate to secured indebtedness, including its indebtedness under the Amended and Restated Credit Agreement to the extent of the assets securing such indebtedness.

          The indenture for the Notes, dated as of January 24, 2003, among the Company, U.S. Bank National Association, as trustee, and RA Brands, as guarantor, (the “Indenture”) and the Amended and Restated Credit Agreement, as amended by the First Amendment and the Second Amendment, contain various restrictions on the Company’s ability to incur debt, pay dividends and enter into certain other transactions. In addition, the Indenture permits repurchases of the Notes on the open market, subject to a $20.0 limitation contained in the Amended and Restated Credit Agreement. On November 13, 2007, RA Brands was released as a guarantor of the Company’s indebtedness under the Indenture.

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

          The Supplemental Indenture amended the Indenture in the following ways:

(i)

The term “Permitted Holder,” for the purpose of determining whether a “Change of Control” has occurred under the Indenture, now includes Cerberus-related persons rather than persons related to former equity owners of Holding, and as a result, the AHA Acquisition (and certain other transactions, so long as any Permitted Holder retains voting control (subject to certain exceptions) of Remington and the specified composition of the board of directors of Remington is maintained, each as described in the definition of Change of Control in the Indenture, as amended by the Supplemental Indenture) does not constitute a Change of Control under the Indenture and the holders of the Notes have no put right as a result of the AHA Acquisition (or such other transactions);

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
(dollars in millions, except per share data)

(iii)	The carve-outs relating to Permitted Holders in sub-section (ii) of the definition of the term “Change of Control” were deleted; and

(iv)	The term “Transaction” and related references, including a related restricted payment exception, was eliminated from the Indenture.

Note 15—Leases

          Future minimum lease payments under capital leases and noncancellable operating leases, together with the present value of the net minimum capital lease payments at December 31, 2007, are as follows:

	Capital Leases	Operating Leases

Minimum Lease Payments for Years Ending December 31:
2008	$0.4	$1.2
2009	0.2	1.1
2010	0.1	1.0
2011	—	—
2012	—	—
Thereafter	—	—

Total Minimum Lease Payments	0.7	$3.3

Less: Amount representing interest	—

Present Value of Net Minimum Lease Payments	$0.7

          Rental expenses for operating leases for the seven months ended December 31, 2007 was $0.9. Rental expenses for operating leases for the five months ended May 31, 2007 was $0.6. Rental expenses for operating leases for year-to-date periods December 31, 2006 and 2005 were $1.5 and $1.8, respectively. The Company leases a portion of its equipment under operating leases that expire at various dates through 2011.

Note 16—Stock Purchase, Option Plans and Restricted Stock Awards

          As a result of the change in control as described in Note 3, the Company incurred $1.5 and $0.3 of compensation cost in 2007 and 2006, respectively, related to the remainder of the unvested Stock Options held by employees and directors of Remington and the deferred shares held by employees of Remington. On the Closing Date, all of the outstanding Stock Options immediately vested subject to the applicable change in control provisions in Holding’s 1999 Stock Incentive Plan and 2003 Stock Option Plan. Remington made option cancellation payments in the aggregate of approximately $0.7 on the Closing Date, which represents the purchase price of $330.47 per share less the strike price of $220.31 with respect to each Stock Option less related expenses, amounts placed in escrow and related taxes. In addition, on the Closing Date the deferred shares were converted to equity and subsequently purchased by AHA.

          As a result of a merger of AHA and another Cerberus portfolio company in December 2007, certain restricted units in this other Cerberus portfolio company were converted to performance-based and service-based restricted common stock of AHA. As these shares were provided to individuals that are now employees of Remington and the vesting of such shares are based on their employment with Remington, any compensation expense related to the remaining vesting period will be recognized by Remington. The 180,733 unvested common shares vest based on achievement of certain service and performance criteria at various times through 2010.

Note 17—Investment in Unconsolidated Joint Venture

          The Company entered into a joint venture agreement with ELSAG, Inc., an unaffiliated third party, which formed the joint venture Remington ELSAG Law Enforcement Systems, LLC (“RELES”) in August 2004. RELES sells and services mobile license plate reading technology products sold to state and local law enforcement agencies along with certain federal agencies. The agreement provided Remington a 50% ownership interest. The agreement

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

called for each member to invest 50% of required capital investments and receive 50% of distributions, with an original maximum contribution amount of $1.5 by each party.

          Since inception, the Company had made a total of $1.5 (no contributions were made during 2007) in cumulative cash contributions to RELES and, accordingly, the Company had no more contractual commitments to fund RELES.

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

          The AHA Acquisition resulted in a new basis of the value of the Company’s interest in the joint venture. Accordingly, the Company’s investment in the unconsolidated joint venture was adjusted to a preliminary estimated fair value as of May 31, 2007 of $2.8 based on a letter of intent less estimated selling costs.

          The operating agreement of the joint venture provided a provision for ELSAG, Inc. to acquire the Company’s interest in the joint venture upon a change in control. As a result of the AHA Acquisition, ELSAG, Inc. elected to pursue this option. On September 26, 2007 (the “RELES Closing Date”), the Company entered into a Membership Interest Purchase and Sale Agreement with ELSAG, Inc. and closed the sale of the Company’s 50% interest in RELES to ELSAG, Inc. In full payment for the transferred interest, ELSAG, Inc. paid the Company $3.0 on the RELES Closing Date. In relation to the sale of RELES, the Company recorded a gain of $0.5, which is included in Other Income.

          The following summarizes the Company’s investment account balance associated with RELES at:

	Successor	Predecessor

Account	June 1- December 31, 2007	January 1- May 31, 2007	December 31, 2006	December 31, 2005

Investment in Unconsolidated
Joint Venture	$—	$—	$—	$0.2
Equity in Losses from
Unconsolidated Joint Venture	0.5	—	0.4	1.0

Note 18—Commitments and Contingencies

Purchase Commitments

          The Company has various purchase commitments, approximating $4.4 for 2008, $2.2 for 2009, $1.5 for 2010, $0.6 for 2011 and $0.4 for 2012, for services incidental to the ordinary conduct of business, including, among other things, a services contract with its third party warehouse provider. Such commitments are not at prices in excess of current market prices. Included in the purchase commitment amount are the Company’s purchase contracts with

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

certain raw materials suppliers, for periods ranging from one to seven years, some of which contain firm commitments to purchase minimum specified quantities. During the fourth quarter of 2005, the Company entered into a settlement of a contract in the Firearms reporting segment, recognizing a $1.2 gain in the accompanying statement of operations included in the Other Income, net line item. That contract would otherwise have expired in 2012. The Company has leased equipment that allows the Company to manufacture its own steam supply as a result of the contract settlement and accordingly is no longer dependent on a third party for this manufacturing requirement. Otherwise, such contracts had no significant impact on the Company’s financial condition, results of operations, or cash flows during the reporting periods presented herein.

Product Liability Litigation

          Since December 1, 1993, we have maintained insurance coverage for product liability claims subject to certain self-insured retentions on a per-occurrence basis for personal injury or property damage relating to occurrences arising after the Asset Purchase. We believe that our current product liability insurance coverage for personal injury and property damage is adequate for our needs. Our current product liability insurance policy runs from December 1, 2007 through November 30, 2008 and provides for a self-insured retention of certain self-insured retention amounts per occurrence. It also includes a limited batch clause provision. Applicable to our primary Products policy, this allows that a single retention be assessed when the same defects manufactured in a common lot or batch results in multiple injuries or damages to third parties. The policy excludes from coverage any pollution-related liability. Based in part on the nature of our products, economic conditions, and other events, there can be no assurance that we will be able to obtain adequate product liability insurance coverage upon the expiration of the current policy. Certain of our current excess insurance coverage expressly excludes actions brought by municipalities as described below.

          As a result of contractual arrangements, we manage the joint defense of product liability litigation involving Remington brand firearms and our ammunition products for both Remington and the 1993 Sellers. As of December 31, 2007, approximately 11 individual bodily injury cases and claims were pending, primarily alleging defective product design, defective manufacture and/or failure to provide adequate warnings; some of these cases seek punitive as well as compensatory damages. We have previously disposed of a number of other cases involving post-Asset Purchase occurrences by settlement. Of the individual cases and claims pending as of December 31, 2007, one involves a matter for which the 1993 Sellers retained liability and are required to indemnify us. The remaining approximately 11 pending cases involve post-Asset Purchase occurrences for which we bear responsibility under the Purchase Agreement.

          The relief sought in individual cases includes compensatory and, sometimes, punitive damages. Not all complaints or demand letters expressly state the amount of damages sought. As a general matter, when specific amounts are provided, compensatory damages sought range from less than $0.1 to more than $10.0, while demands for punitive damages may range from less than $0.5, to as much as $100.0. Of the 11 individual post-Asset Purchase claims pending as of December 31, 2007, where specific initial demands have been made, claimants purport to seek approximately $18.0 in compensatory and no specific amount in punitive damages. In the Company’s experience, initial demands do not generally bear a reasonable relationship to the facts and circumstances of a particular matter, and in any event, typically are reduced significantly as a case proceeds. The Company believes that its accruals for product liability cases and claims are a superior quantitative measure of the cost to it of product liability cases and claims.

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

(dollars in millions, except per share data)

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

          To date, most municipal lawsuits have been dismissed and are no longer subject to appeal, including that involving local California governments. The remaining lawsuits are in various stages of motion practice, discovery, and trial preparation. A majority of states have enacted some limitation on the ability of local governments to file such lawsuits against firearms manufacturers. In addition, similar legislation limiting such lawsuits on a federal level has been passed in both houses of Congress, most recently by the House of Representatives on October 20, 2005. President Bush signed the Protection of Lawful Commerce in Arms Act on October 26, 2005. However, the applicability of the law to various types of governmental and private lawsuits has been challenged in both state and federal courts.

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

Certain Indemnities

     As of the closing of the Asset Purchase in December 1993 under the Purchase Agreement, we assumed:

•	a number of specified liabilities, including certain trade payables and contractual obligations of the 1993 Sellers;

•	limited financial responsibility for specified product liability claims relating to disclosed occurrences arising prior to the Asset Purchase;

•	limited financial responsibility for environmental claims relating to the operation of the business prior to the Asset Purchase; and

•	liabilities for product liability claims relating to occurrences after the Asset Purchase, except for claims involving products discontinued at time of closing.

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

(dollars in millions, except per share data)

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

Litigation Outlook

          Because the Company’s assumption of financial responsibility for certain product liability cases and claims involving pre-Asset Purchase occurrences was limited to an amount that has now been fully paid, with the 1993 Sellers retaining liability in excess of that amount and indemnifying the Company in respect of such liabilities, and because of the Company’s accruals with respect to such cases and claims, the Company believes that product liability cases and claims involving occurrences arising prior to the Asset Purchase are not likely to have a material adverse effect upon the financial condition, results of operations, or cash flows of the Company. Moreover, although it is difficult to forecast the outcome of litigation, the Company does not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Asset Purchase, the Company’s accruals for the uninsured costs of such cases and claims and the 1993 Sellers’ agreement to be responsible for a portion of certain post-Asset Purchase shotgun-related product liability costs, as well as the type of firearms products made by the Company), that the outcome of all pending post-Asset Purchase product liability cases and claims will be likely to have a material adverse effect upon the financial condition, results of operations, or cash flows of the Company. Nonetheless, in part because the nature and extent of liability based on the manufacture and/or sale of allegedly defective products (particularly as to firearms and ammunition) is uncertain, there can be no assurance that the Company’s resources will be adequate to cover pending and future product liability occurrences, cases or claims, in the aggregate, or that a material adverse effect upon our financial condition, results of operations, or cash flows will not result therefrom. Because of the nature of its products, the Company anticipates that it will continue to be involved in product liability litigation in the future.

          At December 31, 2007 and 2006, the Company’s accrual for product liability cases and claims was $12.4 and $10.5, respectively. The amount of the Company’s accrual for product liability cases and claims is based upon estimates developed as follows. We establish reserves for anticipated defense and disposition costs to us of those pending cases and claims for which we are financially responsible. Based on those estimates and an actuarial analysis of actual defense and disposition costs incurred by the Company with respect to product liability cases and claims in recent years, the Company determines estimated defense and disposition costs for unasserted product liability cases and claims. The Company combines the estimated defense and disposition costs for both pending and unasserted cases and claims to determine the amount of the Company’s accrual for product liability cases and claims. It is reasonably possible additional experience could result in further increases or decreases in the period in which such information is made available. The Company believes that its accruals for losses relating to such cases and claims are adequate. The Company’s accruals for losses relating to product liability cases and claims includes accruals for all probable losses the amount of which can be reasonably estimated. Based on the relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Asset Purchase, the Company’s accruals for the uninsured costs of such cases and claims and the 1993 Sellers’ agreement to be responsible for a portion of certain post-Asset Purchase shotgun-related product liability costs, as well as the type of firearms products made by the Company), the Company does not believe with respect to product liability cases and claims that any reasonably possible loss exceeding amounts already recognized through the Company’s accruals has been incurred.

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

(dollars in millions, except per share data)

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

Note 19—Income Taxes

          The provision (benefit) for income taxes consists of the following components:

	Successor	Predecessor

	June 1- December 31, 2007	January 1- May 31, 2007	2006	2005

Federal:
Current	$0.1	$0.9	$—	$(2.4)
Deferred	(5.5)	0.3	0.9	2.9
State:
Current	0.2	0.1	(0.2)	—
Deferred	(0.7)	—	0.2	(0.1)

	($5.9)	$1.3	$0.9	$0.4

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	Successor		Predecessor

	2007		2006

	Current	Noncurrent	Current	Noncurrent

Deferred tax assets:
Accrued employee and retiree benefits	$3.7	$9.5	$3.7	$16.1
Product liabilities, deferred revenue and other liabilities	2.1	3.6	2.1	3.7
Receivables and inventory	4.0	—	4.7	0.2
Debt Acquisition Costs and Bond Accretion	—	2.7	—	—
Other comprehensive income hedging	0.2	—	—	—
Other comprehensive income pension	—	3.3	—	3.6
Federal tax credits	0.3	0.2	—	0.4
State tax credits	0.2	1.5	—	1.7
Net operating losses	1.8	0.8	—	3.5

Total deferred tax assets	12.3	21.6	10.5	29.2
Valuation allowance	—	—	(7.2)	(20.1)

Net deferred tax assets	12.3	21.6	3.3	9.1

Deferred tax liabilities:
Deferred revenue	(1.2)	—	—	—
Property, plant and equipment	—	(23.4)	—	(10.6)
Intangible assets	—	(26.6)	—	(8.5)
Other comprehensive income hedging	—	—	(2.4)	—

Total deferred tax liabilities	(1.2)	(50.0)	(2.4)	(19.1)

Net deferred tax asset (liability)	$11.1	($28.4)	$0.9	($10.0)

          As of December 31, 2007, no valuation allowance is required as compared to a valuation allowance of approximately $27.3 established against deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) as of December 31, 2006. The $27.3 change in the valuation allowance consisted of the following predecessor amounts: a $3.7 net decrease primarily related to the $4.1 decrease in net deferred tax assets and an increase of $0.4 due to an increase in deferred tax liabilities associated with indefinite-lived intangible assets that have an indefinite reversal period; and a $0.7 net decrease consisting of $0.9 recorded as a change in equity as a component of other comprehensive income as a result of a net decrease in the net deferred tax asset associated with other comprehensive income and $0.2 credit to equity from the cumulative effect of a change in accounting principle with the adoption of FIN 48; the remaining balance of $22.9 was eliminated in the allocation of purchase price accounting adjustments. With the allocation of purchase price accounting adjustments, management concluded that based on the weight of available evidence, a valuation allowance was not required for the deferred tax asset associated with deductible temporary differences and the operating loss and tax credit carryforwards.

          Income tax payments were approximately $0.2 in 2007 and zero in both 2006 and 2005, respectively. In both 2006 and 2005, there were net tax refunds of approximately $2.4. There were no net tax refunds in 2007.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

          At December 31, 2007 the Company has various losses, credit and other carry-forwards available to reduce future taxable income and tax thereon. The carry-forwards, as well as the related tax benefits associated with the carry-forwards, will expire as follows:

Expiration	US Federal loss carry-forwards	State loss carry-forwards	Tax credit and other carry- forwards

1 – 5 years	$—	$0.2	$—
6 – 20 years	3.2	2.1	1.1
Beyond 20 years	—	—	2.1

Total	$3.2	$2.3	$3.2

        The following is a reconciliation of the statutory federal income tax rate to the Company’s effective income tax rates:

	Successor	Predecessor

	June 1- December 31 2007	January 1- May 31 2007	2006	2005

Federal statutory rate	(35.0)%	35.0%	35.0%	(35.0)%
State income taxes, net of federal benefits	(1.4)	5.2	(60.9)	(9.6)
Permanent differences	2.3	1.8	(8.5)	3.6
State tax credits, net of federal benefits	(0.4)	4.4	(6.1)	(4.4)
Change in valuation allowance	—	(35.9)	175.3	53.4
Federal tax credits	—	—	—	(2.3)
Federal net operating loss	(1.6)	—	(56.4)	—
Other	0.1	2.1	(3.4)	(3.3)

Effective income tax rate	(36.0)%	12.6%	75.0%	2.4%

          The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized tax benefits. A reconciliation of the change in gross unrecognized tax benefits from January 1, 2007 to December 31, 2007 is as follows:

Gross Unrecognized Tax Benefits	Gross Amount

Balance January 1, 2007	$0.8

Gross increases/(decreases) in unrecognized benefits taken during prior period (predecessor)	—
Gross increases/(decreases) in unrecognized benefits taken during current period (successor)	—
Gross decreases because of settlement (predecessor)	—
Gross decreases because of lapse in applicable statute of limitations (predecessor)	—

Balance December 31, 2007	$0.8

          Of the December 31, 2007 balance in unrecognized tax positions, $0.8 would not, if recognized, affect the annual effective tax rate, but would impact goodwill. As of December 31, 2007, changes to our tax positions that are reasonably possible in the next twelve months are not considered material.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

          The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company recognized an immaterial amount of expense associated with interest and penalties for the period January 1, 2007 through May 31, 2007 (predecessor), and an immaterial amount of expense associated with interest and penalties was recognized for the June 1, 2007 through December 31, 2007 period (successor). The Company had approximately $0.5 and $0.5 accrued for interest/penalties at January 1 and December 31, 2007, respectively.

          We are currently subject to ongoing audits by federal and various state tax authorities. Depending on the outcome of these audits, we may be required to pay additional taxes. However, we do not believe that any additional taxes and related interest or penalties would have a material impact on Remington’s financial position, results of operations, or cash flows. The tax years 2004 through 2007 remain open to examination by the major tax jurisdictions to which we are subject.

Note 20—Related Party Transactions

          Predecessor

          BRSE, L.L.C., the general partner of the BRS Fund, which owned 61.3% of the outstanding Common Stock of Holding at December 31, 2006, is a private investment fund managed by Bruckmann, Rosser, Sherrill & Co. L.L.C. (“BRS”). The CDR Fund, which owned 13.0% of the outstanding Common Stock of Holding at December 31, 2006 (and through proxy controlled 26.6% of the voting rights), is a private investment fund managed by Clayton, Dubilier & Rice, Inc. (“CD&R”). CD&R also held the Holding Notes until the Closing Date of the AHA Acquisition. Both BRS and CD&R received an annual fee for management and financial consulting services provided to the Company and reimbursement of related expenses. Fees and expenses paid to CD&R and BRS for the five months ending May 31, 2007 were $0.3 and $0.3, respectively. Subsequent to May 31, 2007 and as a result of the AHA Acquisition, neither the BRS Fund nor the CDR Fund own any of the common stock of Remington or Holding.

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

          During January 1 through May 31, 2007, the Company recorded $1.5 of compensation expense relating to the employee stock options and the deferred shares expense in accordance with SFAS 123R. In addition, the Company recorded $0.2 of mark-to-market expense related to the redeemable shares in accordance with SFAS 123R.

          Remington paid fees to the law firm of Debevoise & Plimpton LLP during 2006 for legal services rendered. Franci J. Blassberg, Esq., a member of Debevoise & Plimpton LLP, is married to Joseph L. Rice, III, who is the Chairman, a director and a stockholder of CD&R and a general partner of Associates IV. Fees and expenses paid to Debevoise & Plimpton LLP for 2006 and 2005 were $1.5 and $0.4, respectively.

          During 2005, Holding contributed to the Company $0.1 associated with cash reserves at Holding that were transferred to the Company.

          During 2006, the Company recorded $0.3 of compensation expense relating to the employee stock options in accordance with SFAS 123R.

          As of December 31, 2006, $0.9 ($1.0 as of December 31, 2005) is due to RACI Holding, Inc. representing the outstanding principal balance of three notes established in connection with the Kentucky economic development project. During 2006, a payment of $0.1 was made to RACI Holding, Inc. for interest expense in connection with loans for a Kentucky economic development project.

          Successor

          Remington paid Meritage Capital Advisors, LLC a fee of $2.0 in connection with the bond consent solicitation, amendment to the Credit Agreement and other transaction advisory services. Walter McLallen serves as a member of Remington’s Board of Directors and is a principal of Meritage Capital Advisors, LLC.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

          Remington paid Cerberus Operations fees totaling $0.4 during the seven month period between June 1 and December 31, 2007 for consulting services provided in connection with improving operations. AHA, which owns 100% of the outstanding common stock of Holding (which in turn owns 100% of the outstanding common stock of Remington), is controlled by Cerberus.

          As of December 31, 2007, $0.9 is due to RACI Holding, Inc. representing the outstanding principal balance of three notes established in connection with the Kentucky economic development project.

Note 21—Financial Instruments

          The estimated fair value of the Company’s debt at December 31, 2007 was $233.3 compared to a carrying value of $227.1. These 2007 amounts include short-term debt of $3.5 for the financing of the Company’s insurance policies. The estimated fair value and the carrying value of the Company’s debt at December 31, 2006 were $213.0 and $224.5, respectively. These 2006 amounts include short-term debt of $3.1 for financing of the Company’s insurance policies. The estimated fair value of long-term debt is primarily based upon quoted market prices for the Company’s Notes, and based upon carrying value for the Company’s short term indebtedness and its variable-rate Credit Facility.

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

Predecessor

          At December 31, 2006, the fair value of the Company’s outstanding derivatives contracts relating to firm commitments and anticipated consumption (aggregate notional amount of 44.6 million pounds of copper and lead) up to eighteen months from such date was $6.6, as determined with the assistance of a third party.

          The option contracts designated as cash flow hedges that had settled prior to May 31, 2007 and the associated realized gain was deferred and was to be recognized in cost of sales as the inventory was sold. In connection with accounting for the AHA Acquisition, the deferred gain of $1.2 was considered as part of the preliminary purchase price allocation.

          At May 31, 2007 the fair value of the Company’s outstanding option contracts designated as cash flow hedges relating to firm commitments and anticipated consumption (aggregate notional amount of 30.2 million pounds of copper, lead and zinc) was $9.6, fixing the cost on a like amount of pounds purchased. At May 31, 2007, the Company assessed the hedge effectiveness and determined that there will be no future commodity purchases by the predecessor company (for financial reporting purposes), and therefore the Company has concluded that the unsettled option contracts did not meet the requirements for cash flow hedge accounting. This resulted in a gain of $4.9 being recorded on May 31, 2007 for the unsettled contracts, which was recorded in other income (loss). The successor assumed the outstanding contracts as part of the AHA Acquisition.

          During the five month period ended May 31, 2007, a net gain on a net-of-tax basis of $3.8 on derivative instruments was reclassified to earnings from accumulated other comprehensive income. During the twelve month period ended December 31, 2006, a net gain on a net-of-tax basis of $7.4 on derivative instruments was reclassified to

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

cost of sales from accumulated other comprehensive income, and a net gain on a net-of-tax basis of $5.8 was recorded to accumulated other comprehensive income and to prepaid expenses and other assets.

Successor

          At December 31, 2007, the fair value of the Company’s outstanding option contracts designated as cash flow hedges relating to firm commitments and anticipated consumption (aggregate notional amount of 45 million pounds of copper, lead and zinc) up to eighteen months from such date was $6.8, as determined with the assistance of a third party. During the seven months ended December 31, 2007, a net gain on a net-of-tax basis of $1.1 on derivative instruments was reclassified to cost of sales from accumulated other comprehensive income, and a net gain on a net-of-tax basis of $0.8 was recorded to accumulated other comprehensive income and to prepaid expenses and other current assets.

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

          Although the Company reports its financial results in accordance with United States (U.S.) GAAP, the Company primarily evaluates the performance of its segments and allocates resources to them based on the non-GAAP financial measure “Adjusted EBITDA”, which is unaudited. Adjusted EBITDA differs from the term “EBITDA” as it is commonly used, and is substantially similar to the measure “Consolidated EBITDA” that is used in the Indenture. In addition to adjusting net income (loss) to exclude income taxes, interest expense, and depreciation and amortization, Adjusted EBITDA also adjusts net income (loss) by excluding items or expenses not typically excluded in the calculation of “EBITDA”, such as noncash items, gain or loss on asset sales or write-offs, extraordinary, unusual or nonrecurring items, including certain transaction activity associated with the AHA Acquisition and certain “special payments” to Remington employees who held options and deferred shares in respect of Holding common stock, consisting of amounts that are treated as compensation expense by Remington and are paid in connection with payments of dividends to holders of Holding common stock.

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
(dollars in millions, except per share data)

compensates for these limitations by providing disclosure of the differences between Adjusted EBITDA and GAAP results, including providing a reconciliation of Adjusted EBITDA to GAAP results, to enable investors to perform their own analysis of the Company’s operating results.

          A reconciliation containing adjustments from GAAP results to Adjusted EBITDA is included in this Note 22.

Information on Segments:

	Successor	Predecessor

	2007	2007	2006	2005

	June 1 – December 31	January 1- May 31	January 1- December 31	January 1- December 31

Net Sales:
Firearms	$138.7	$80.5	$223.4	$202.2
Ammunition	169.3	78.9	204.9	184.5
All Other	14.0	7.6	17.7	23.7

Consolidated Net Sales	$322.0	$167.0	$446.0	$410.4

Adjusted EBITDA:
Firearms	$21.8	$12.3	$22.9	$21.4
Ammunition	17.4	10.5	17.5	6.6
All Other	2.3	0.6	1.1	3.1
Other Reconciling Items	(3.4)	(0.2)	1.0	0.3

Adjusted EBITDA	$38.1	$23.2	$42.5	$31.4

	Successor	Predecessor

	December 31, 2007	December 31, 2006	December 31, 2005

Assets:
Firearms	$147.4	$151.0	$153.3
Ammunition	137.0	122.2	114.6
All Other	29.6	21.5	15.5
Other Reconciling Items	188.1	76.6	79.9

Consolidated Assets	$502.1	$371.3	$363.3

	Successor	Predecessor

	2007 June 1 – December 31	2007 January 1- May 31	December 31, 2006	December 31, 2005

Gross Capital Expenditures:
Firearms	$2.9	$0.3	$2.8	$4.3
Ammunition	2.6	1.0	2.8	3.9
All Other	—	—	0.8	0.1
Other Reconciling Items	1.2	0.2	0.1	1.8

Gross Capital Expenditures	$6.7	$1.5	$6.5	$10.1

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

          The following table illustrates the calculation of Adjusted EBITDA, by reconciling Net Income (Loss) to Adjusted EBITDA:

	Successor	Predecessor

	2007	2007	2006	2005

	June 1 – December 31	January 1- May 31	January 1- December 31	January 1- December 31

Net Income (Loss)	$(10.5)	$9.0	$0.3	$(16.9)
Adjustments:
Depreciation Expense	8.3	4.2	10.0	9.6
Interest Expense (A)	14.6	10.9	28.0	26.4
Intangible Amortization (B)	1.4	—	—	—
Equity in Losses From
Unconsolidated Joint Venture	0.5	—	0.4	1.0
Other Noncash Charges (C)	(6.1)	1.7	(0.3)	6.0
Non-Recurring Items (D)	7.1	(3.9)	3.2	4.9
Inventory Write-Up (E)	28.7	—	—	—
Income Tax (Benefit) Expense	(5.9)	1.3	0.9	0.4

Adjusted EBITDA	$38.1	$23.2	$42.5	$31.4

(A)

Interest expense includes amortization expense of deferred financing costs of $1.0, offset by $0.6, of amortization associated with the premium recorded on the Notes for the seven month period ended December 31, 2007. Amortization expense of deferred financing costs included in the five month period ended May 31, 2007 is $0.6. Interest expense includes amortization of deferred financing costs of $1.6 and $1.8, for the years ended December 31, 2006 and 2005, respectively.

(B)	Amortization expense on created intangibles as a result of the purchase method of accounting. See Note 10.

(C)

Other Non-cash Charges consist of the following: (i) the seven months ended December 31, 2007, included expense of $0.3 accrual for retiree benefits, offset by a gain of $6.4 associated with an amendment to the defined benefit pension plan to freeze benefits for hourly paid employees under a new collective bargaining agreement reached in October. For the five month predecessor period ended May 31, 2007, other non-cash charges consisted of $1.5 of other compensation expense associated with the accelerated vesting and buyout of stock options and the conversion of the deferred shares to equity under SFAS 123R, and $0.2 of mark-to-market expense associated with the redeemable shares of common stock; (ii) the year ended December 31, 2006 included $6.0 accrual for retiree benefits, $0.8 loss on disposal of assets, and $0.3 of other compensation expense associated with stock option expense recognition under SFAS 123R, offset by a curtailment gain of $7.4 associated with an amendment to the pension plan to freeze benefits for salaried employees; and (iii) for the year ended December 31, 2005, included $5.6 accrual for retiree benefits and $0.4 loss on disposal of assets.

(D)

Nonrecurring items consist of the following: (i) the seven month period ended December 31, 2007 included $3.0 of professional fees and expenses incurred by the Company’s Chief Restructuring Officer in connection with factory improvement initiatives, $0.8 of transaction fees related to the AHA Acquisition, $0.5 of restructuring fees, $0.2 of other employee expenses, and $3.1 of realized gains associated with metals hedging contracts that settled prior to May 31, 2007 that would have been reclassified from other comprehensive income (“OCI”) into cost of goods sold based on inventory turnover that were actually accounted for and removed from OCI as a result of applying the purchase method of accounting, and offset in part by $0.5 gain for our investment in the RELES joint venture. Included in the five month predecessor period ended May 31, 2007 is ($4.9) gain associated with the unsettled metals hedging contracts from the predecessor; $0.1 of professional fees related to the AHA Acquisition; $0.1 of professional fees associated with the Haskin settlement agreement; $0.1 of expense associated with certain employee benefits; and $0.7 of expense related to certain predecessor company insurance policies; (ii) the year ended December 31, 2006, included $2.8 associated with professional fees, $0.2 associated with the write-down in embellishing fixed assets in the firearms reporting unit, and $0.2 associated with an exclusive distribution agreement; and (iii) the year ended December 31, 2005, included $0.6 for severance charges, $0.3 for fees associated with an exclusive distribution agreement, a write-off of debt issuance costs of $0.5 associated with the permanent reduction in borrowing capacity, $1.0 associated with the write-down in embellishing fixed assets in the Firearms reporting unit, and impairment charges of $3.7 associated with the write-down in goodwill, trademarks, and fixed assets of the

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

Clay Targets reporting unit, offset by $1.2 gain associated with the settlement of a contract in the Firearms reporting unit.

(E)	$28.7 related to the inventory write-up from the application of the purchase method of accounting to inventory as of May 31, 2007 being recognized in cost of sales as the acquired inventory is sold.

Geographic Information:

	Successor	Predecessor

	2007 June 1 – December 31	2007 January 1- May 31	2006 January 1- December 31	2005 January 1- December 31

Net Sales:
Domestic	$289.2	$142.4	$418.3	$388.0
Foreign	32.8	24.6	27.7	22.4

Consolidated Net Sales	$322.0	$167.0	$446.0	$410.4

          There are no material assets owned by the Company outside the United States. Approximately 20% of the Company’s sales in the seven months ended December 31, 2007 and approximately 12% of the Company’s sales in the five months ended May 31, 2007 consisted of sales made to a single customer. Approximately 18% in 2006 and 17% in 2005 consisted of sales made to a single customer. This customer affects sales to both our Firearms and Ammunition segments. The Company’s sales to this customer are generally not governed by a written contract between the parties. Although the Company believes its relationship with this customer is good, the loss of this customer or a substantial reduction in sales to this customer could adversely affect the Company’s financial condition or results of operations. No other single customer comprises greater than or equal to 10% of sales.

Note 23—Financial Position and Results of Operations of Remington Arms Company, Inc.

          The following condensed consolidating financial data provides information regarding the financial position and results of operations of Remington Arms Company, Inc. (Remington), including Remington’s 100% owned subsidiaries, RA Brands, RA Factors (which was merged with and into Remington as of December 31, 2006), and Remington Steam. This information complies with Rule 3-10 of Regulation S-X and does not contain the financial statement disclosures required for a complete set of financial statements as required by GAAP. Separate financial statements of Holding, Remington’s sole stockholder, and AHA, Holding’s sole stockholder, are not presented because management has determined that they would not be material to holders of the Notes as neither Holding nor AHA are guarantors of the Notes. The Notes are fully and unconditionally guaranteed on a joint and several basis by all of Remington’s subsidiaries, except Remington Steam. Remington Steam is a discrete legal entity; it is disregarded as an entity separate from its owner and has no separate financial information. Holding does not have any significant independent operations or assets other than their interests in Remington.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

REMINGTON ARMS COMPANY, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2007

Successor

	Remington And Remington Steam	Combined Guarantor Subsidiary	Eliminations	Remington Arms Co. and Subsidiary

ASSETS
Current Assets	$247.5	$1.2	$—	$248.7
Receivable from Remington, Net	—	86.7	86.7	—
Equity method investment in subsidiaries	114.6	—	114.6	—
Noncurrent Assets	206.3	47.1	—	253.4

Total Assets	$568.4	$135.0	$201.3	$502.1

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities	$82.1	$—	$—	$82.1
Payable to RACI Holding, Inc., Net	0.7	—	—	0.7
Payable to RA Brands, L.L.C., Net	86.7	—	86.7	—
Noncurrent Liabilities	290.9	20.4	—	311.3
Stockholder’s Equity	108.0	114.6	114.6	108.0

Total Liabilities and Stockholder’s Equity	$568.4	$135.0	$201.3	$502.1

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

REMINGTON ARMS COMPANY, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2006

Predecessor

	Remington And Remington Steam	Combined Guarantor Subsidiary	Eliminations	Remington Arms Co. and Subsidiary

ASSETS
Current Assets	$224.3	$1.4	$—	$225.7
Receivable from Remington, Net	—	67.7	67.7	—
Equity method investment in subsidiaries	104.8	—	104.8	—
Noncurrent Assets	102.3	43.3	—	145.6

Total Assets	$431.4	$112.4	$172.5	$371.3

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities	$95.4	$0.1	$—	$95.5
Payable to RACI Holding, Inc., Net	0.9	—	—	0.9
Payable to RA Brands, L.L.C., Net	67.7	—	67.7	—
Noncurrent Liabilities	277.6	7.5	—	285.1
Stockholder’s Equity	(10.2)	104.8	104.8	(10.2)

Total Liabilities and Stockholder’s Equity	$431.4	$112.4	$172.5	$371.3

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

REMINGTON ARMS COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Successor

June 1 - December 31, 2007	Remington and Remington Steam	Combined Guarantor Subsidiary	Eliminations	Remington and Subsidiary

Net Sales	$322.0	$—	$—	$322.0
Cost of Sales	(269.3)	—	—	(269.3)

Gross Profit	52.7	—	—	52.7
Subsidiary Income (Expense)	(13.2)	13.2	—	—
Research and Development Expenses	—	(3.6)	—	(3.6)
All Other Income (Expenses)	(56.1)	(3.5)	—	(59.6)
Income from Equity Investees	6.1	—	6.1	—

Net Income (Loss)	$(10.5)	$6.1	$6.1	$(10.5)

Predecessor

January 1 - May 31, 2007	Remington and Remington Steam	Combined Guarantor Subsidiary	Eliminations	Remington and Subsidiary

Net Sales	$167.0	$—	$—	$167.0
Cost of Sales	(117.3)	—	—	(117.3)

Gross Profit	49.7	—	—	49.7
Subsidiary Income (Expense)	(7.0)	7.0	—	—
Research and Development Expenses	—	(2.7)	—	(2.7)
All Other Income (Expenses)	(37.5)	(0.5)	—	(38.0)
Income from Equity Investees	3.8	—	3.8	—

Net Income	$9.0	$3.8	$3.8	$9.0

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

Year Ended December 31, 2006	Remington and Remington Steam	Combined Guarantor Subsidiary	Eliminations	Remington and Subsidiary

Net Sales	$446.0	$—	$—	$446.0
Cost of Sales	(338.4)	—	—	(338.4)

Gross Profit	107.6	—	—	107.6
Subsidiary Income (Expense)	(31.2)	31.2	—	—
Research and Development Expenses	—	(6.4)	—	(6.4)

All Other Expense	(100.2)	(0.7)	—	(100.9)
Income from Equity Investees	24.1	—	24.1	—
Net Income	$0.3	$24.1	$24.1	$0.3

Year Ended December 31, 2005	Remington	Combined Guarantor Subsidiaries	Eliminations	Remington and Subsidiaries

Net Sales	$410.4	$—	$—	$410.4
Cost of Sales	(324.9)	—	—	(324.9)

Gross Profit	85.5	—	—	85.5
Subsidiary Income (Expense)	(27.4)	27.4	—	—
Research and Development Expenses	—	(5.9)	—	(5.9)
Impairment Charges	(4.7)	—	—	(4.7)
All Other Income (Expenses)	(91.7)	(0.1)	—	(91.8)
Income from Equity Investees	21.4	—	21.4	—

Net (Loss) Income	$(16.9)	$21.4	$21.4	$(16.9)

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
June 1 – December 31, 2007

Successor
	Remington and Remington Steam	Combined Guarantor Subsidiary	Eliminations	Remington and Subsidiary

Operating Activities
Net Cash Provided by Operating Activities	$65.3	$0.1	$—	$65.4

Investing Activities
Option Cancellation Payments	(1.1)	—	—	(1.1)
Purchase of Property, Plant and Equipment	(6.7)	—	—	(6.7)
Premiums paid for Company-Owned Life Insurance	(0.3)	—	—	(0.3)
Cash Surrender Value of Company-Owned Life Insurance	3.7	—	—	3.7
Cash Received on Sale of Unconsolidated Joint Venture	3.0	—	—	3.0

Net Cash Used in Investing Activities	(1.4)	—	—	(1.4)

Financing Activities
Net Payments on Revolving Credit Facility	(85.2)	—	—	(85.2)
Proceeds from Term Loan	25.0	—	—	25.0
Cash Contributions from AHA	6.1	—	—	6.1
Debt Issuance Costs	(0.5)	—	—	(0.5)
Principal Payments on Long-Term Debt	(0.3)	—	—	(0.3)
Change in Book Overdraft	5.3	—	—	5.3

Net Cash Used in Financing Activities	(49.6)	—	—	(49.6)

Change in Cash and Cash Equivalents	14.3	0.1	—	14.4
Cash and Cash Equivalents at Beginning of Period	9.0	—	—	9.0

Cash and Cash Equivalents at End of Period	$23.3	$0.1	$—	$23.4

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
January 1 – May 31, 2007

Predecessor
	Remington and Remington Steam	Combined Guarantor Subsidiary	Eliminations	Remington and Subsidiary

Operating Activities
Net Cash Used in Operating Activities	$(36.1)	$(0.2)	$—	$(36.3)

Investing Activities
Seller Related Expenses Paid by Remington	(4.7)	—	—	(4.7)
Transaction Costs Related to the AHA Acquisition	(5.1)	—	—	(5.1)
Purchase of Property, Plant and Equipment	(2.1)	—	—	(2.1)
Premiums paid for Company-Owned Life Insurance	(0.2)	—	—	(0.2)

Net Cash Used in Investing Activities	(12.1)	—	—	(12.1)

Financing Activities
Net Proceeds from Revolving Credit Facility	65.8	—	—	65.8
Cash Withheld from Sellers, Provided by AHA	4.7	—	—	4.7
Debt Issuance Costs	(5.2)	—	—	(5.2)
Amount Paid to Holding for AHA Acquisition Costs	(3.8)	—	—	(3.8)
Principal Payments on Long-Term Debt	(0.1)	—	—	(0.1)
Change in Book Overdraft	(4.5)	—	—	(4.5)

Net Cash Provided by Financing Activities	56.9	—	—	56.9

Change in Cash and Cash Equivalents	8.7	(0.2)	—	8.5
Cash and Cash Equivalents at Beginning of Period	0.3	0.2	—	0.5

Cash and Cash Equivalents at End of Period	$9.0	$—	$—	$9.0

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

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

Note 24—Quarterly Financial Data

	Predecessor		Successor

2007	Jan 1 – Mar 31	Apr 1 – May 31	Jun 1 – Jun 30	Jul 1- Sep 30	Oct 1 – Dec 31

Net Sales	$102.3	$64.7	$45.1	$157.3	$119.6
Gross Profit (1)	31.0	18.7	4.1	23.8	24.8
Net Income (Loss) (1)	4.8	4.2	(3.8)	(5.6)	(1.1)

2006	First	Second	Third	Fourth

Net Sales	$96.5	$91.1	$131.9	$126.5
Gross Profit (1)	18.3	18.2	30.7	40.4
Net (Loss) Income (1)	(7.3)	(8.8)	2.6	13.8

(1) Curtailment gains of $6.4 and $7.4, were recorded in the fourth quarters of 2007 and 2006, respectively, associated with changes to the Defined Benefit Plan and the Supplemental Plan – See Note 13.

Schedule II

REMINGTON ARMS COMPANY, INC.

Valuation and Qualifying Accounts
Years Ended December 31, 2007, 2006, and 2005
(Dollars in Millions)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions to Reserve	Balance at End of Period

Description:
Deducted from Asset Account:
Allowance for Doubtful Accounts

YEAR ENDED
December 31, 2007	$(1.2)	$0.1	$0.4	$(0.7)

YEAR ENDED
December 31, 2006	$(0.5)	$(0.8)	$0.1	$(1.2)

YEAR ENDED
December 31, 2005	$(0.5)	$0.0	$0.0	$(0.5)

Description:
Deducted from Asset Account:
Inventory Reserves

YEAR ENDED
December 31, 2007	$(2.1)	$(1.4)	$1.0	$(2.5)

YEAR ENDED
December 31, 2006	$(1.9)	$(0.7)	$0.5	$(2.1)

YEAR ENDED
December 31, 2005	$(1.6)	$(1.2)	$0.9	$(1.9)

Description:
Deducted from Asset Account:
Valuation allowance for deferred tax assets

YEAR ENDED
December 31, 2007	$(27.3)	$3.7	$0.7	$0*

YEAR ENDED
December 31, 2006	$(25.6)	$(1.9)	$0.2	$(27.3)

YEAR ENDED
December 31, 2005	$(15.5)	$(8.7)	$(1.4)	$(25.6)

*($22.9) Balance of the valuation allowance was eliminated in the allocation of the purchase price.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None.

Item 9A(T). CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

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

          As of and for the period ended December 31, 2007 (the “Evaluation Date”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the Evaluation Date.

Impact of the Restatement on Disclosure Controls and Procedures

          Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our financial reports have been made known to management, including our Chief Executive Officer and Chief Financial Officer, and other persons responsible for preparing such reports so that such information may be recorded, processed, summarized and reported in a timely manner. The circumstances surrounding the error related to our provision for income taxes were made known to the Company’s Chief Executive Officer and Chief Financial Officer through operation of our disclosure controls and procedures during our review of the Evaluation Date period. In consideration of the disclosure circumstances surrounding the discovery of the error, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were operating effectively at the Evaluation Date.

Management’s Assessment of Internal Control Over Financial Reporting

          Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

          Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

          This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Impact of Restatement on Internal Control over Financial Reporting and Changes in Internal Control over Financial Reporting

          In conducting its assessment of internal control over financial reporting, management considered the control deficiency (which was determined to constitute a significant deficiency) in internal control over financial reporting that resulted in the need to restate our previously issued financial statements. We reviewed and analyzed the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29 and SAB Topic 5 F (“Accounting Changes Not Retroactively Applied Due to Immateriality”). As part of the analysis, our management considered the impact of the restatement adjustment on the financial statements of prior interim periods and determined to restate our previously issued financial statements because the impact of the error was material to the current year’s reported net income (loss). Based on our review and analysis, including the foregoing, our management also concluded that the control deficiency in internal control over financial reporting that resulted in the restatement of the prior period financial statements did constitute a significant deficiency, but did not constitute a material weakness. The Company’s management concluded that this significant deficiency did not constitute a material weakness because it arose from an inadvertent oversight in a highly complex area of accounting and reporting for business combinations using the purchase method of accounting. The Company’s management believes that the oversight was an isolated incident that was not due to a lack of recognition of the risk or effort by management to make appropriate and accurate financial disclosures. Accordingly, the Company’s management believes that it is not indicative of a material weakness in internal control over financial reporting. This significant deficiency has been reported to the audit committee by our management and to our independent registered public accounting firm. The Company’s internal controls have been strengthened through increased review and communication by the Company and its outside tax advisors to help ensure compliance in the area of accounting for certain of the Company’s non-routine transactions. Management believes that there were no other material events that occurred during or with respect to the quarter ended December 31, 2007, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          The names, ages and positions of the directors and executive officers of Remington are set forth below. All directors are elected annually and hold office until their successors are elected and qualified, or until their earlier removal or resignation.

Name	Age	Position

Paul A. Miller (a)(d)	49	Director, Chairman
Bobby R. Brown (c)	75	Director
Grant Gregory	67	Director
General Michael W. Hagee (Ret.) (a)	63	Director
General George A. Joulwan (Ret.) (d)	68	Director
George Kollitides, II (a)(c)(d)	38	Director
Walter McLallen (a)(c)	42	Director
Scott Parker (b)	41	Director
James J. Pike	65	Director
Edward H. Rensi	64	Director
Madhu Satyanarayana (b)	26	Director
Frank A. Savage	60	Director
George Zahringer III (b)	54	Director
Thomas L. Millner(a)	54	Director, Chief Executive Officer
Stephen P. Jackson, Jr.	39	Chief Financial Officer, Treasurer, and Corporate Secretary
Theodore A. Torbeck	51	Chief Operating Officer
John DeSantis	58	Chief Technology Officer
E. Scott Blackwell	46	President, Global Sales and Marketing
Mark A. Little	60	Chief Administrative Officer
Igor Popov	42	Chief Restructuring Officer
Jeffrey B. Costantin	48	Chief Information Officer
John M. Dwyer, Jr.	49	Senior Vice President of Brand Management and Product Development— Firearms and Ammunition

(a)	Member, Executive Committee

(b)	Member, Investment and Benefits Committee

(c)	Member, Audit Committee

(d)	Member, Compensation Committee

          After being elected by the sole stockholder, RACI Holding, Inc., each of our directors holds office until the next succeeding annual meeting of the stockholders.

          None of our officers or directors has any family relationship with any director or other officer. “Family relationship” for this purpose means any relationship by blood, marriage or adoption, not more remote than first cousin.

          The business experience during the past five years of each of the directors and executive officers listed above is as follows:

          Paul A. Miller has served as Vice President of Cerberus Operations & Advisory Company since January 2007. From January 2006 until January 2007, he served as President of TechExec, Inc. From November 2004 until January 2006, Mr. Miller served as Chief Operating Officer of Velocita Wireless LLC. From October 2004 until prior to 2003, he served as President of TechExec, Inc. Mr. Miller was appointed by the Board of Remington to serve as Chairman of the Board and to serve as chairman of the compensation committee. Mr.

Miller is also on the board of directors of BFI Holdings LLC, Bushmaster Firearms International LLC, Tier 1 Group LLC and Bushmaster Custom Shop LLC.

          Bobby R. Brown has served as a director of Remington since prior to 2003. Mr. Brown currently serves as a director of Delta Trust and Bank and Patriot Coal Company, Inc. Mr. Brown serves on the compensation committee of Delta Trust and Bank and the executive committee and the compensation committee of Patriot Coal Company, Inc.

          Grant Gregory has been employed by Cerberus Operations & Advisory Company since 2005. From prior to 2003 to 2005, Mr. Gregory was employed with Gregory & Hoenemeyer Investments. Mr. Gregory currently serves as a director on the boards of AMBAC Inc., AMBAC Indemnity, Inc., MCI, and DoubleClick, Inc.

          General Michael W. Hagee (Ret.) retired on January 1, 2007, after serving as the 33rd Commandant of the Marine Corps from January 2003 through November 2006. General Hagee (Ret.) serves on the board of directors of Bushmaster Firearms International LLC, IAP World Wide Services and National Interest Security Co. LLC.

          General George A. Joulwan (Ret.) has been self-employed with One Team, Inc., as a strategic consultant since 2003. He has been retired from the United States Army since prior to 2003. General Joulwan (Ret.) serves on the board of directors of General Dynamics, Inc., Alion, nGRAIN and IAP World Wide Services.

          George Kollitides has been employed with Cerberus since 2004, and is presently a Managing Director. From 2004 to prior to 2003, he was President and Managing Director of TenX Capital Management. Mr. Kollitides was appointed by the Board to serve as a member of the Compensation Committee. Mr. Kollitides serves on the board of directors of Bushmaster Firearms International LLC, IAP World Wide Services, DPMS Panther, The Marlin Firearms Company, Rafaella Apparel Group, Inc., Tier 1 Group and ZNR.

          Walter McLallen has been a principal of Meritage Capital Advisors since January 2004. Prior to January 2004, Mr. McCallen was a Managing Director at CIBC World Market (“CIBC”) since prior to 2003. He currently serves as a director of Bushmaster Firearms.

          Scott Parker joined Cerberus in 2006. Prior to joining Cerberus, he was Chief Financial Officer of GE Capital Solutions since 2005. From 2005 to 2003, Mr. Parker was Chief Financial Officer of GE Corporate Financial Services. From 2003 and prior, he was Vice President, Financial Planning and Analysis of GE Capital Services.

          James J. Pike has served as chairman and chief executive officer of CTA Acoustics, Inc., Therma Fiber, Inc., VHC Inc. and WMI Inc. since prior to 2003. Mr. Pike serves on the Lindsey Wilson College Board of Trustees and the Board of the Detroit Institute of Ophthalmology.

          Edward H. Rensi has been an owner and Chief Executive Officer of Team Rensi Motorsports, which sponsors two cars in the NASCAR Nationwide Series, since prior to 2003. From prior to 2003, Mr. Rensi was President and Chief Executive Officer of McDonald’s U.S.A. Mr. Rensi serves as a Director of Great Wolf Resorts, Inc. and of International Speedway Corporation.

          Madhu Satyanarayana joined Cerberus in 2005. Prior to joining Cerberus, he was an investment banker at UBS Investment Bank. Mr. Satyanarayana received his B.A. in Economics from Harvard University in 2003.

          Frank A. Savage has served as a Vice Chairman of US Investment Banking for Lazard Freres & Co. LLC since January 2003. From prior to 2003 until joining Lazard, he served as Co-Head of the Restructuring Practice at BT Alex Brown Inc.

          George Zahringer III has served as a Senior Managing Director at Bear Stearns & Co. Inc. since prior to 2003. Mr. Zahringer currently serves on the boards of directors for Chrysler, LLC and NewPage Corporation.

          Thomas L. Millner has served as President, Chief Executive Officer and a director of Remington and Holding since prior to 2003. In May 2007, he became Remington’s Chief Executive Officer. Mr. Millner currently serves on the Board of Directors of Stanley Furniture Co., Inc., LazyDays RV SuperCenter, Bushnell Outdoor Products, and U.S. Sportsmen’s Alliance.

          Stephen P. Jackson, Jr. joined Remington in June 2003 as Vice President – Finance, Treasurer, and Corporate Secretary. In June 2005, he became Senior Vice President – Finance and Service Operations, Treasurer, and Corporate Secretary. In April 2006, he became Senior Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary. In May 2007, he became Chief Financial Officer, Treasurer and Corporate Secretary. From 2002 to 2003, he was a partner at PricewaterhouseCoopers LLP.

          Theodore H. Torbeck joined Remington as the Chief Operating Officer in February 2008. Prior to his employment with Remington, Mr. Torbeck had been an employee of General Electric Company since 1978, serving in various positions, including the Vice President Operations of GE Industrial from October 2006 to October 2007, President and Chief Executive Officer of GE Rail Services from September 2004 to September 2006, and Vice President and General Manager – Global Supply Chain of GE Aircraft Engines from prior to 2003 to September 2004.

          John DeSantis joined Remington in July 2007 as President, Firearms Operations. In January 2008, he became Remington’s Chief Technology Officer. From April 2006 through June 2007, he served as CEO of Bushmaster Firearms International LLC. From prior to 2003 to April 2006, Mr. DeSantis served as CEO of Bushmaster Firearms International LLC.

          E. Scott Blackwell joined Remington in July 2007 as President, Global Sales and Marketing. From September 2006 through June 2007, he served as President and Chief Sales and Marketing Officer of Bushmaster Firearms International LLC. From prior to 2003 through August 2006, Mr. Blackwell served as Division Manager and Executive Vice President of Law Enforcement of Beretta USA Corp.

          Mark A. Little has served as Chief Administrative Officer of Remington since May 2007. From April 2006 to May 2007, he served as Remington’s Executive Vice President and Chief Administrative Officer. From prior to 2003 until April 2006, he served as Remington’s Executive Vice President and Chief Financial Officer.

          Igor Popov joined Remington in June 2007 as Chief Restructuring Officer. From December 2006 through May 2007, Mr. Popov served as an associate of Cerberus Operations and Advisory Company. From September 2005 through November 2006, he served as a self-employed consultant to APW, Ltd. Mr. Popov was employed as the President of Stolper, LLC from February 2004 through July 2005, and was Principal Consultant for TRG from prior to 2003 through February 2004.

          Jeffrey B. Costantin joined Remington in November 2007 as Chief Information Officer. From 2004 to November 2007, he served in various information technology positions with Cerberus companies. From prior to 2003 to 2004, Mr. Costantin was employed as a Senior Consultant with SBI Enteris Inc.

          John M. Dwyer, Jr. has served as Remington’s Senior Vice President of Brand Management and Product Development – Firearms & Ammunition since October 2007. From prior to 2003 until October 2007, he served as Remington’s Vice President – Sales and Marketing for Ammunition and Clay Targets.

Involvement in Certain Regulatory Proceedings

          In March 2004, following a prolonged process during which Mr. McLallen disputed the foundation of the allegations made by the New York Stock Exchange, Inc. (the “NYSE”), and without admitting or denying guilt, Mr. McLallen settled a disciplinary proceeding (the “Settlement”) resulting from a Stipulation of Facts and Consent to Penalty that he entered into with the Division of Enforcement of the NYSE. The Settlement was related to personal stock trades that Mr. McLallen made in 2001 in the aggregate amount of almost $44,000 while he was employed at CIBC. The NYSE stipulated that (i) Mr. McLallen was in possession of material non-public information regarding a possible restatement of financial statements for a particular company, and (ii) he avoided losses of approximately $28,000 by selling that company’s common stock in August 2001. Additionally, the NYSE stipulated that Mr. McLallen, when asked by CIBC regarding his sale of such common stock, made an omission of a material fact by failing to disclose to CIBC all of the facts relating to his recent dealings with the company. Pursuant to the Settlement, Mr. McLallen consented to findings that he engaged in conduct inconsistent with just and equitable principles of trade, and without admitting or denying any of the findings of fact (around which significant controversy existed), agreed to a censure, a fine of $25,000, and a six month bar from membership, allied membership, approved person status and from employment or association in any capacity with any NYSE member or member organization. The six month bar expired in November 2004.

Audit Committee Composition

          The Company has a separately designated standing audit committee established in accordance with Section 3(a) (58) (A) of the Exchange Act. The Audit Committee, which currently consists of Bobby R. Brown, Chairman, George Kollitides II, and Walter McLallen, has the authority and responsibility, among other things, to recommend to the Board the selection of one or more independent registered public accounting firms; to approve the fees paid to the independent registered public accounting firm; to discuss with the independent registered public accounting firm the results of the annual audit and quarterly reviews; to review and evaluate the systems of internal control over financial reporting, compliance with laws and regulations, and operational efficiency and effectiveness; and to make reports to the Board periodically with respect to its findings.

Audit Committee Financial Expert

          Remington’s board of directors has determined that in its judgment, Bobby R. Brown is an independent director and qualifies as an “audit committee financial expert” in accordance with the applicable rules and regulations of the SEC. An audit committee financial expert is a person who has (1) an understanding of generally accepted accounting principles and financial statements; (2) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (3) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by Remington’s financial statements, or experience actively supervising one or more persons engaged in such activities; (4) an understanding of internal control over financial reporting; and (5) an understanding of audit committee functions.

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

Item 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

          We want our executive officers to take appropriate risks with our capital in order to generate returns for our stockholder and bondholders, while at the same time sharing the downside risk if those risks result in poor performance or even loss. Through our compensation processes and programs, we endeavor to create an environment that fosters and rewards measured risk-taking while aligning our compensation programs with our overall compensation philosophy and principles, which consist of the following:

1.	Compensation should be a management tool to achieve business results;

2.

Competitive “total compensation” opportunities should be provided based primarily on institutional knowledge of our industry and research regarding the compensation practices typical of our industry; and

3.

Total compensation should be aligned with relative internal performance targets and contribution to the overall achievement of our business objectives and should be focused on operating performance, working capital management, and business process improvement, which we refer to as Adjusted EBITDA. Adjusted EBITDA consists of earnings before interest, taxes, depreciation and amortization, as adjusted for certain non-recurring or unusual transactions and as defined in Note 22 to the consolidated audited financial statements included in this annual report on Form 10-K.

          We foster an attitude of shared risk-taking with our executive officers by providing a significant portion of our executive officers’ incentive compensation through long-term and short-term operating performance-based awards. We evaluate and reward executive officers based on dynamic factors such as whether they are willing and able to challenge existing processes, adapt to sudden or frequent changes in priorities and capitalize on “windows of opportunity.”

          Our Compensation Committee reviews and approves our executive compensation policies.

Executive Compensation Policy

Remington’s compensation programs consist of the following components:

•	Annual base salary

•	Annual cash bonus incentive plan

•	Perquisites

•	Equity awards

•	Long Term Incentive Compensation Plan (“LTIP”)

•	Pension and retirement benefits

•	Other benefits

•	Special discretionary benefits

•	Change in control and severance benefits

          We use short-term compensation (base salary, annual cash bonuses, and perquisites) and long-term compensation (equity awards, LTIP, pension and retirement, and other benefits) to achieve our goal of driving long-term growth in Adjusted EBITDA and generation of free cash flow. Based on our ownership structure as well as precedent for officers of similar companies, the Board of Directors, upon the recommendation of the Compensation Committee, determined it was appropriate to enter into employment agreements that include change in control and severance benefits for certain Named Executive Officers in order to provide certain protections for Remington post-termination for a reasonable and measurable cost. The annual cash bonuses and the long-term compensation elements, particularly the equity awards and LTIP, are designed to emphasize the performance measures our executive officers need to achieve in order to deliver value to Remington. In short, compensation for our executive officers is structured to emphasize variable pay based on performance, with base salary and annual cash incentive opportunities established based on historical averages that reflect updates based on actual performance each annual period.

          As of January 1, 2007, the Compensation Committee was composed entirely of non-management directors, each of whom had been determined in the Board’s business judgment to be independent based on the standards for independence adopted by the Board of Directors. As a result of the acquisition of our sole stockholder, RACI Holding, Inc. (“Holding”) by American Heritage Arms (“AHA”) (the “AHA Acquisition”) on May 31, 2007, a new Compensation Committee was appointed shortly thereafter. Although the current Compensation Committee is still composed of non-management directors, they have not all been deemed to be independent. The Compensation Committee evaluates the percentage mix of compensation components that it believes is appropriate for each of our executive officers. This is not a mechanical process, and the Compensation Committee uses its judgment and experience and works with our board of directors, along with our ownership, to determine total compensation and the appropriate mix of our various compensation components. The Compensation Committee has responsibility for oversight and review of our total compensation strategy, taking into consideration existing company-wide benefit plans, and has responsibility for certain executive benefit plans, including administering our annual management cash bonus incentive compensation plan, determining the compensation for the Chief Executive Officer and reviewing and approving the compensation for the Chief Financial Officer and our other officers, including those identified below, whom we refer to collectively with the Chief Executive Officer as our Named Executive Officers.

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

          We informally consider competitive market practices with respect to the salaries and total compensation of our officers. We review the market practices by speaking to recruitment agencies and reviewing annual reports on Form 10-K or similar information of other companies within our industry. In addition, the Compensation Committee has the authority to engage an outside compensation and benefits consultant to make recommendations relating to the overall compensation philosophy, comparable base salary levels, short-term and long-term incentive compensation plans, appropriate performance parameters for such plans, and related compensation matters. The Compensation Committee, prior to the AHA Acquisition, utilized Heidrick & Struggles (the “Consultant”) to assist in establishing salary ranges and incentive compensation percentages for certain of Remington’s officers.

Components of Total Compensation

          Annual Base Salary. Base salary is used to recognize the experience, skills, knowledge and responsibilities required of the officers in their roles. Salaries are reviewed on an annual basis, as well as at the time of promotion or other changes in responsibilities. The leading factor in determining increases in base salary level is the employment market for senior executives with similar levels of experience and skills. When establishing the base salaries of the Named Executive Officers, the Compensation Committee and Chief Executive Officer consider a number of factors including the seniority of the Named Executive Officer, the functional role of the position, the level of the Named Executive Officer’s responsibility, and our ability or likelihood to replace the Named Executive Officer with an individual with similar skills and experience.

          For fiscal year 2007, the Compensation Committee, after considering our recent financial performance, overall roles and responsibilities, corporate goals and objectives, and incorporating the Consultant’s recommendations, increased the base salaries of Thomas L. Millner, Paul L. Cahan and John M. Dwyer, Jr. by approximately 10%, 11% and 7%, respectively, effective January 26, 2007. Effective July 1, 2007, the base salaries of Stephen P. Jackson, Jr. and Thomas L. Millner were increased by approximately 20% and 8%, respectively, as the result of additional responsibilities resulting from the AHA Acquisition. On July 1, 2007, John DeSantis was hired as an executive officer of Remington. His salary was determined by reviewing his previous salary, his responsibilities and the unique skills that are required to perform his responsibilities as President of Firearms Operations. In addition, Mr. Dwyer’s compensation was increased by approximately 20% on October 15, 2007, as a result of his promotion to Senior Vice President Brand Management and Product Development-Firearms and Ammunition.

          Annual Cash Bonus Incentive Compensation. Each year the Compensation Committee considers whether to adopt an annual cash bonus incentive compensation plan for our executive officers and certain other employees based on the budgeted performance of Remington. In January 2007, the Compensation Committee

approved the 2007 Incentive Compensation Plan, which provides for eligible participants to earn incentive compensation upon Remington’s achievement of certain Adjusted EBITDA performance targets. For 2007, the plan was created to pay each participant 5% of his or her bonus target for each 1% increase in Remington’s performance, starting at 81% of $54.0 million of Adjusted EBITDA. Each participant’s individual bonus percentage was to be computed on base salary at December 31 multiplied by the pre-established target bonus percentage. The 2007 plan called for a maximum award of 110% of Adjusted EBITDA, or 150% of an individual’s target. At 90% Adjusted EBITDA performance, each plan participant would receive 50% of his or her target bonus. At 100% Adjusted EBITDA performance, each plan participant would receive 100% of his or her target bonus. At 110% Adjusted EBITDA performance, each plan participant would receive 150% of his or her target bonus. With respect to the Named Executive Officers and a limited number of other participants, 10% of their individual total award is based on 12 monthly goals which each account for 0.833% of that bonus. The goals are expressed as a percentage of the last 12 month average working capital as a percentage of last 12 months net sales on a rolling 12 month total. The 2007 plan was structured based on the 2007 budget, which contained improved goals, whereas the 2006 plan was developed with motivation of employees as a key objective, along with improved financial performance.

          In February 2008, the Compensation Committee approved the removal of the maximum cash bonus award limitations for the 2007 plan as a reward to all the participants for their 2007 efforts and expected financial results.

          The performance criteria applicable to the Chief Executive Officer, Chief Financial Officer, and the other Named Executive Officers for purposes of the 2007 incentive compensation plan are determined based solely on Remington’s corporate performance. Upon achievement of certain levels of Adjusted EBITDA, the Compensation Committee provided for a percentage of the achieved Adjusted EBITDA level to be paid to the employees participating in the 2007 plan. Once that total dollar amount was determined, then each employee would be allocated his or her bonus based on his or her target incentive award percentages of base salary. For 2007, the Compensation Committee provided that the target incentive award would begin for the Chief Executive Officer at 100% and for the Chief Financial Officer and other Named Executive Officers, depending on position, at 60% to 100% of base salary. Mr. Jackson’s and Mr. Little’s target incentive awards were increased to 100% in July and October 2007, respectively, effective in 2007, in order to be in alignment with other direct reports to the Chief Executive Officer. In addition, in connection with his promotion to Senior Vice President of Brand Management and Product Development – Firearms and Ammunition, Mr. Dwyer’s target incentive award was increased to 80% of his base salary effective in 2008.

          In 2007, the Named Executive Officers earned incentive compensation based on $54.0 million of Adjusted EBITDA. Accordingly, members of management who were Named Executive Officers in 2007 were eligible for and will receive bonus payments for the year ended December 31, 2007 in the aggregate amount of $2,826,699. See the “2007 Grants of Plan-Based Awards” table for a breakout of amounts paid to each of the Chief Executive Officer, Chief Financial Officer and the remaining active Named Executive Officers. Mr. Cahan, who retired in August 2007, is entitled to $197,667 as full settlement of all obligations and liabilities relating to both the 2007 Incentive Compensation Plan as well as the LTIP as discussed below in “Severance – Paul L. Cahan”.

          Annual cash bonuses are intended to reward corporate performance during the year and can therefore be highly variable from year to year.

          Perquisites.

          Personal Financial Services Consulting. We retain the services of a financial services firm to assist Messrs. Millner, Jackson, and Little with their personal asset management. Remington provides this benefit in order for the officers to focus more of their time to the direction of our operations. See footnotes 9, 10 and 11 of the “2007 Summary Compensation Table” for a breakout of the cost of these services, including tax gross-up amounts, for Messrs. Millner, Jackson and Little.

          Living Expenses Reimbursement. Remington provided Mr. Cahan with amounts for basic living expenses (including apartment rental) and income taxes thereon, which were incurred in connection with the fulfillment of his duties and responsibilities with respect to Remington’s manufacturing operations in Ilion, New York before he resigned in August 2007. Mr. Cahan’s primary residence is outside the state of New York. After July 1, 2007 Remington provided Mr. DeSantis with amounts for basic living and commuting expenses and income taxes thereon. Mr. DeSantis’ expenses were incurred in connection with his fulfillment of duties and responsibilities with respect to Remington’s manufacturing operations in Ilion, New York and Mayfield, Kentucky. Mr. DeSantis’ primary residence is outside the state of New York. Remington provided these amounts because of the responsibilities related to these particular positions and unique skills required to perform these responsibilities. See footnotes 11 and 13 of the “2007 Summary Compensation Table” for the amounts, including tax gross-up, of these costs for each of Messrs. Cahan and DeSantis.

          Equity Awards. Equity awards, which, if awarded, are expected to be awarded as interests in AHA common stock, will be intended to align executive management’s interests directly with those of AHA. The equity interests would be intended to reward company performance during the year and incent management continuity and retention along with longer-term strategic thinking. As a result, the Compensation Committee periodically determines if equity interests should be awarded after taking into account Remington’s overall compensation philosophy and the interests of AHA. We do not engage in option timing of any kind and we expect that our equity awards will be highly variable from year to year.

          Prior to the AHA Acquisition, we historically compensated certain of our executive officers with equity interests in Holding’s common stock. No equity interests in Holding or AHA were granted in 2007 or 2006 to employees of Remington in connection with their service to Remington. However, as a result of the AHA Acquisition on May 31, 2007, the Company incurred $1.5 million of employee stock compensation expense related to the remainder of unvested stock options held by employees and directors of Remington and the deferred shares held by employees of Remington. In addition, the Company recorded $0.2 mark-to-market expense related to the conversion of Holding’s redeemable shares. Upon completion of AHA’s acquisition of Holding, all of these outstanding stock options immediately vested subject to the applicable change in control provisions in Holding’s 1999 Stock Incentive Plan and 2003 Stock Option Plan and were subsequently cancelled by Holding. In addition, the deferred shares were converted to equity and subsequently purchased by AHA.

          Long-Term Incentive Compensation Plan. We believe that long-term performance is achieved by requiring management to achieve certain levels of Adjusted EBITDA that generate certain levels of cash flows. In August 2006, the Compensation Committee recommended and the Board of Directors approved the 2006 Long-Term Incentive Compensation Plan for certain executive employees, including the Named Executive Officers. The LTIP is based on our total Adjusted EBITDA performance for each individual year between 2006 and 2009 and the total amount earned during the period will be paid out in the first quarter of 2010. In order to receive the 2010 payment, each Named Executive Officer or other participant must be an employee of Remington on December 31, 2009. The Compensation Committee approved a target payout for all executive officers, including the Named Executive Officers, of 40% of base salary as of the end of each calendar year over the 2006-2009 periods. The Compensation Committee established Adjusted EBITDA target goals of $40.0 million, $42.0 million, $44.1 million, and $46.3 million for 2006, 2007, 2008, and 2009, respectively. These goals were established as a target that we believed that the stockholder and bondholders would deem as successful to highly successful. Remington achieved its LTIP target goals in 2006 and 2007.

          Accordingly, LTIP participants who were Named Executive Officers in 2007 were eligible for and earned awards for 2007 in the aggregate amount of $753,400. See the “2007 Grants of Plan-Based Awards” table for the individual amounts earned by the Chief Executive Officer, Chief Financial Officer and the remaining Named Executive Officers.

          Long-term incentive compensation, and specifically this LTIP, is intended to reward corporate performance, promote longer-term strategic thinking and promote continuity and retention and can therefore be highly variable from year to year.

          Pension and Retirement Benefits.

          Defined Benefit Plans. The Remington Arms Company, Inc. Pension and Retirement Plan, which we refer to as the Retirement Plan, was established effective December 1, 1993 to provide retirement income and survivor benefits to Remington’s employees and their beneficiaries through a tax-qualified program. We also adopted the Retirement Plan in order to maintain, and to decrease, employee turnover levels, as well as to protect our competitive benefits position in our industry. Pension benefits under the Retirement Plan are limited in accordance with the provisions of the Internal Revenue Code of 1986, as amended, which we refer to as the Code, governing tax-qualified pension plans. We also adopted a Supplemental Pension Plan effective January 1, 1998, that provides eligible participants with retirement benefits of 2% of average monthly earnings multiplied by years of service, reduced by the amount actually earned by such participants under the Retirement Plan. The Supplemental Pension Plan is a non-qualified plan under the Code. Remington also adopted the Supplemental

Plan in order to provide an equitable pension award amount as a percent of salary, in conjunction with the Retirement Plan, for those employees whose salaries were above certain IRS limitations. We refer to the Retirement Plan and the Supplemental Plan collectively as the Pension Plans. Messrs. Millner, Little, and Cahan were eligible to participate in the Pension Plans during the year ended December 31, 2007, and each of them remain eligible to participate in the Pension Plans except for Mr. Cahan, who retired in August 2007. Mr. Dwyer is eligible to participate in the Retirement Plan. Mr. Jackson is eligible to participate in the Supplemental Plan. Benefits under the Supplemental Plan are not pre-funded and are paid by Remington when due.

          Retirement benefits under the Pension Plans are generally based on an employee’s years of benefit service as computed under the applicable provisions of each of the Retirement Plan and Supplemental Plan. Generally, an employee’s benefit service under the Pension Plans includes all of his service with Remington and his service, if any, with DuPont prior to the 1993 Acquisition; however, eligible employees who elected to retire from DuPont will receive retirement income from the DuPont retirement plan in connection with the 1993 Acquisition. Retirement benefits are generally paid in annuity form, for life, commencing at the employee’s 65th birthday, although longer service employees may elect to commence receiving retirement income at an earlier age.

          Benefits recognized under the Pension Plans for the years ended December 31, 2007 and 2006 generally include an employee’s average monthly compensation including the last full month of service. Compensation for this purpose includes base salary and 50% of annual cash incentive compensation awards. Compensation does not include awards and payments under any other special compensation plans such as the LTIP, payments for severance, relocation or other special payments.

          In October 2006, the Board of Directors, upon the recommendation of the Benefit and Investment Committee, approved an amendment to the Retirement Plan to be effective December 31, 2007. As a result of the amendment, for the Named Executive Officers in the Retirement Plan (Messrs. Millner, Little, and Dwyer), future accrued benefits were frozen as of January 1, 2008. In addition, for Named Executive Officers in the Supplemental Plan (Messrs. Millner, Jackson and Little), future accrued benefits also were frozen as of December 31, 2007, although years of service will continue to accrue when calculating eligibility for early retirement. For accrued service through December 31, 2007, the pension benefit calculation will not change. Mr. Cahan retired in August 2007, and accordingly his benefits have stopped accruing and are not affected by these amendments.

          The decision to freeze the Pension Plans for certain employees, including all Named Executive Officers, was a result of the cost associated with the Pension Plans as compared to the benefits realized by Remington, the levels of cash required to maintain appropriate funding levels of the plans, and the competitive requirements in our industry having changed since the inception of the Pension Plans.

          Defined Contribution Plans. Prior to January 1, 2006, we sponsored a qualified defined contribution plan, which we refer to as the Defined Contribution Plan, and matched 50% of a participant’s contributions up to a maximum of 6% of a participant’s compensation for all eligible employees. Effective January 1, 2006, we established a second qualified defined contribution plan that matches 100% of the first 4% of a participant’s contributions, which we refer to as the 401(k) Plan. The 401(k) Plan includes all nonunion employees of Remington, including the Named Executive Officers listed below. The Defined Contribution Plan remains in existence for all Ilion union employees who are not included in the 401(k) Plan. Messrs. Millner, Jackson, Little, DeSantis and Dwyer participate in the 401(k) Plan. Since these amounts are characterized as defined contribution, payments are provided to the employees upon their termination from Remington in a manner decided upon by each respective employee in accordance with his or her own personal financial situation.

          In addition, effective January 1, 1998, Remington adopted the Supplemental Savings Plan, which we refer to as the SERP Savings Plan. This plan is a non-qualified defined contribution plan under the Code. The SERP Savings Plan provides for matching of compensation contributions beyond the IRS covered compensation limits in order to allow the Named Executive Officers the same salary matching afforded to all employees. Per the provisions of the plan, each participant was allowed to make a one-time election in 2006 to receive the full balance of his or her account on a specified date after December 31, 2006. During the third quarter of 2006, each participant elected to receive a distribution of their respective account balances on January 16, 2007. As such, on January 16, 2007, the following gross amounts relating to the SERP Savings Plan, less applicable federal and state income taxes and including interest at the prime rate (as identified in the Wall Street Journal) as of December 31, 2006 plus 2% (10.25% at December 31, 2006) were distributed: Mr. Millner —

$886,726, Mr. Jackson — $67,734, Mr. Little — $485,176, Mr. Dwyer — $13,020 and Mr. Cahan — $328,312. Although the plan still exists, it is currently not an active plan.

          Postretirement Plan. We also maintain a Postretirement Benefit Plan, which we refer to as the OPEB Plan, whereby employees covered by the Retirement Plan who have at least 15 years of service at Remington may continue certain medical, dental, and life insurance benefits upon retirement, unless said employees are required to utilize DuPont health and life insurance benefits upon retirement. Medical coverage for participants in the Postretirement Benefit Plan can continue until age 65 or until the retiree becomes eligible for Medicare. At age 65, the retiree is eligible to receive a Medigap reimbursement of up to $75 each month for the employee and his covered spouse to purchase Medigap insurance. The Postretirement Benefit Plan also provides life insurance equal to the final base pay of the participant upon retirement and the percent amount gradually declines after age 65 and becomes the greater of $10,000 or 25% of last base annual earnings. At December 31, 2007, the OPEB Plan includes Messrs. Millner, Little and Dwyer.

          Other Benefits.

          Extended Medical Coverage. In an effort to provide additional benefits to our executive officers, we extended medical coverage to certain key employees (including Messrs. Millner, Jackson, Little and DeSantis), which allows them to continue to participate in our Health and Welfare Benefit Plan under certain circumstances. In the event of a change of control, or in the case of a key participant’s retirement, resignation or termination (except in the case of termination for cause), each participant will be entitled to continue to participate in the Health and Welfare Benefit Plan or any successor plans, at a cost equal to the cost for active Remington employees and on the same basis until attaining the age of 65.

          Company-provided Life Insurance. We maintain a Life Insurance Plan whereby we provide life insurance to all employees, including the Named Executive Officers. All employees receive 100% of their annual base salary to be paid in a lump sum after death. To receive benefits, all covered persons must be active employees of Remington at the time of death. We provide this benefit through the purchase of insurance policies on behalf of each employee, and Remington pays these annual premiums. See the “2007 Summary Compensation Table” for the premiums paid for each of the Named Executive Officers.

          Special Plan. Under a Special Supplemental Retirement Plan for Paul L. Cahan, which we refer to as the Special Plan, Mr. Cahan was entitled to additional supplemental retirement benefits of (i) a lump-sum payment of $77,000, payable on the date of commencement of benefits under the Supplemental Plan and (ii) credit in the Supplemental Plan as if he had received additional non-incentive compensation in March 2003 equal to $38,000, payable at the same time and in the same form as Mr. Cahan’s Supplemental Plan benefit. As a result of his retirement in August 2007, the $77,000 was paid to Mr. Cahan.

          Death Benefit Plan. In January 2001, the Remington Arms Company, Inc. Death Benefit Plan was adopted to cover the Named Executive Officers and certain other employees. The Death Benefit Plan stipulates that in the event of the death of the employee while employed by Remington, a covered employee’s beneficiary receives two times the deceased employee’s annual base salary to be paid over a period of four years (one forty-eighth of such sum is payable in monthly installments) after death. The payments commence on the first day of the month beginning after the anniversary of the employee’s death. The covered employee must be an employee of Remington at the time of death in order to receive any benefits from the Death Benefit Plan. We are not insured for these potential amounts owed and proceeds would be paid by the Company. The Death Benefit Plan specifically excludes those employees who participate in the Supplemental Plan. Accordingly, only Messrs. DeSantis and Dwyer are eligible for this benefit.

          Special Discretionary Benefit

          On April 27, 2007 the stockholders of Holding approved the payment of a cash bonus from the proceeds of the stockholders in an aggregate amount of $3.8 million to certain of Remington’s Named Executive Officers, pending the successful closing of the AHA Acquisition. This bonus was paid on May 31, 2007 to each of the following Named Executive Officers with funds withheld from the stockholders and provided to Remington for processing. The amounts paid to Named Executive Officers were:

Name	Title	Bonus Amount

Thomas L. Millner	Chief Executive Officer	$1,933,333

Stephen P. Jackson, Jr.	Chief Financial Officer	$966,667

Paul L. Cahan	Former President, Ammunition and Clay Target Operations	$450,000

Mark A. Little	Chief Administrative Officer, Executive Vice President	$450,000

Change in Control and Severance

          Based on our ownership structure as well as precedent for officers of similar companies, the Board of Directors, upon the recommendation of the Compensation Committee, determined it was appropriate to enter into employment agreements with certain of our Named Executive Officers. As part of this decision, the Compensation Committee considered (1) restricting the ability of the individuals to solicit employees or customers from Remington subsequent to termination, (2) an estimated length of time for an individual to find comparable employment at a similar level and (3) consistency with terms and arrangements that our ownership had provided with other companies in which it has an interest. An overriding premise in entering into these agreements was to provide certain protections for Remington post-termination for a reasonable and measurable cost. It was thus decided that Remington would enter into employment agreements that the Compensation Committee believed would be beneficial to Remington (the addition of confidentiality, non-competition and non-solicitation provisions) and beneficial to the employee (severance arrangements). See “—Executive Employment Agreements” below. It was considered by the Compensation Committee that, given the time it would take for an employee at this level to find a similar job, a decision to terminate without cause would effectively freeze such Named Executive Officer’s career for a period of time. Thus, the payment of an individual’s severance was considered reasonable given the employee’s position with Remington.

          Executive Employment Agreements - Severance. As of May 31, 2007, we entered into employment agreements with each of Messrs. Millner, Jackson, Little, Cahan and DeSantis, each of which was approved and authorized by the Board. These agreements were entered into in order to provide certain protection for Remington post-termination for a reasonable and measurable cost for which precedent exists for officers of similar companies. Upon Mr. Cahan’s retirement in August 2007, Mr. Cahan entered into a Severance Agreement that generally superseded the terms of his employment agreement, except for certain covenants that remain in effect. See “Severance – Paul L. Cahan” below.

          Our employment agreement with each of Messrs. Millner, Jackson, Little and DeSantis continues until terminated by us or by the executive. Each agreement provides for a minimum annual base salary that may increase from time to time in the discretion of the Board. Each executive is also eligible to participate in our 2006 Long Term Incentive Plan and our annual incentive compensation plan for our executive officers. The targeted annual bonus percentage for the annual incentive compensation plan is 100% for each of the executives, except for Mr. Little whose targeted bonus percentage in the agreement was 90%. However, Mr. Little’s percentage was amended to 100% in October 2007.

          If the employment of any of Messrs. Millner, Jackson, Little or DeSantis terminates due to his death or disability or if we terminate his employment for “Cause”, as such term is defined in the employment agreement, he will receive the amount of his base salary earned and due but not paid through the date of termination. In addition, if the termination is due to death or disability, the individual also will receive a pro rata amount of incentive compensation pursuant to the Annual Incentive Compensation Plan. If we terminate “without cause” or the executive terminates for “Good Reason”, as such terms are defined in the employment agreement, the individual is entitled to receive the following during his severance period:

• Base salary in semi-monthly installments;

• A pro rata portion of incentive compensation payable through the termination date;

• Any incentive compensation earned under the Long Term Incentive Plan as of the termination date;

• Continuation of health and insurance benefits until Executive attains age 65 or, if later, the end of the severance period;

• Reimbursement of premiums paid by the Executive on any supplemental long-term disability policy maintained by the Executive as of January 1, 2007;

• Financial planning services and a gross-up payment for the tax liability attributable to receipt of such services (although Mr. DeSantis is not entitled to receive financial planning services during his severance period);

• Vested accrued benefits under our retirement plan and the executive’s benefits under his SERP; and

• Continuation in group life insurance plan.

          The severance period begins on the termination date and lasts three years in the case of Mr. Millner, two years for Messrs. Little and DeSantis, and for Mr. Jackson such period is 24 months as of the effective date of his employment agreement and reduced by one month for each of month of service until the severance period equals 12 months.

          During the term of employment and any severance period each executive is restricted from competing with us or soliciting any of our employees or customers.

          In the event we experience a change in control, each employment agreement requires that we obtain the agreement of any successor to assume and perform the employment agreement. If we do not obtain such agreement from a successor, the executive will be entitled to severance benefits as if he were terminated “Without Cause.”

          Severance payments for each of the Named Executive Officers with whom we have entered into employment Agreements are in addition to our obligation to pay such officer’s salary during the requisite notice period.

          Stock Option Plans – Change in Control. At May 31, 2007 there were 10,635 outstanding options to purchase Holding common stock under the 1999 Stock Incentive Plan and the 2003 Stock Option Plan, at a per share price of $220.31, of which an aggregate of 8,365 options were held by the Named Executive Officers. Upon a change in control, the following options immediately vested: Mr. Millner, 3,632 options; Mr. Jackson, 680 options; Mr. Little, 2,270 options; Mr. Dwyer, 1,103 options and Mr. Cahan, 680 options. As a result of the change in control that occurred upon the acquisition of Holding by AHA in May 2007, Remington incurred $0.8 million of compensation cost for the unvested stock options held by employees of Remington. Upon completion of the AHA Acquisition, all of these outstanding stock options immediately vested subject to the applicable change in control provisions in Holding’s 1999 Stock Incentive Plan and 2003 Stock Option Plan and were subsequently cancelled by Holding. Holding made payments in the aggregate, net of selling expenses and before taxes, of approximately $0.8 million to Messrs. Millner, Jackson, Little, Dwyer and Cahan for the stock options.

          Additionally, at May 31, 2007, there were 5,851 deferred shares of Holding that were converted to common equity as a result of the change in control, of which an aggregate of 4,853 deferred shares were held by the Named Executive Officers as follows: Mr. Millner, 3,393 shares; Mr. Little, 1,000 shares; Mr. Dwyer, 195 shares; and Mr. Cahan, 265 shares. The Company recorded $0.7 million of compensation expense related to the conversion of Holding’s deferred shares to equity. Messrs. Millner, Little, Dwyer and Cahan recognized earnings of approximately $0.4 million, net of selling and expenses and before taxes, for the conversion of the deferred shares to equity which were subsequently purchased by AHA. See “Non-Qualified Deferred Compensation” below.

Role of Executive Officers in Executive Compensation

          The Compensation Committee recommends and approves the final determination of total compensation for our Chief Executive Officer, Tommy Millner. The Compensation Committee evaluates the total compensation of our other Named Executive Officers acting with advice from Mr. Millner. Mr. Millner plays no role in determining his own compensation.

Conclusion

          Remington’s compensation policies and programs are designed to retain and motivate our Named Executive Officers and to ultimately reward them for both current operating results and long-term strategic performance.

Compensation Committee Report

          The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis that accompanies this report with our management. Based on its review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2007.

          Except for the Annual Report on Form 10-K described above, this Compensation Committee report is not incorporated by reference into any of our previous or future filings with the SEC, unless any such filing explicitly incorporates the report.

Paul A. Miller, Chairman
General George A. Joulwan (Ret.)
George Kollitides, II

Summary Compensation Table

          The following tables summarize the compensation paid by Remington for services in all capacities rendered to Remington during the years ended December 31, 2007 and 2006 by its Chief Executive Officer, its Chief Financial Officer, and by each of its three other most highly compensated executive officers and departed officers who would have been included in the total except for the fact that their employment was terminated. We refer to these individuals collectively as our Named Executive Officers. In 2007, there are a total of six employees presented since Mr. Cahan would have been a qualifying highly compensated employee but for his retirement from Remington in August 2007.

          In 2007 and 2006, there was SFAS 123R expense recorded of $1.5 million and $0.3 million, respectively, the results of which are reflected below. See Note 16 to the accompanying audited consolidated financial statements contained in “Item 8 – Financial Statements and Supplementary Data” in this annual report on Form 10-K. See the “Potential Payments Upon Termination or Change of Control” section below for an explanation of the material terms of any applicable employment agreements, which are not included in the table below. As shown in the Summary Compensation Table below, salary and bonus categories generally constitute less than 50% of our Named Executive Officers’ total compensation in our effort to reward our officers for operating performance and to encourage long-term strategic action. In addition, the “NQDC” referenced in the column header that follows refers to Non-Qualified Deferred Compensation plans, of which we have the SERP Savings Plan and the Special Plan.

2007 Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)**	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Change in Pension Value and NQDC Earnings ($)		All Other Comp. ($)		Total ($)

Thomas L. Millner,
Chief Executive
Officer	2007	$602,900	$—	$283,383	$260,434	$1,310,400	$450,562	(3)	$1,966,926	(8)	$4,874,605
	2006	$528,000	$—	$—	$107,418	$543,000	$256,673	(3)	$32,954	(8)	$1,468,045

Stephen P.
Jackson, Jr.,
Chief Financial Officer,
Treasurer, and Corporate
Secretary	2007	$279,167	$—	$—	$48,760	$624,000	$37,951	(4)	$1,000,109	(9)	$1,989,987
	2006	$233,333	$—	$—	$20,111	$218,000	$36,641	(4)	$16,245	(9)	$524,330

Mark A. Little,
Chief
Administrative
Officer	2007	$269,500	$—	$83,520	$162,776	$560,560	$225,484	(5)	$482,513	(10)	$1,784,353
	2006	$269,500	$—	$—	$67,132	$258,900	$177,443	(5)	$24,686	(10)	$797,661

John DeSantis,
Chief Technology
Officer	2007	$225,000	$—	$—	$—	$558,000	N/A		$37,409	(11)	$820,409
	2006	$—	$—	$—	$—	$—	N/A		$—	(11)	$—

John M. Dwyer,
Jr., Senior Vice
President Brand
Management and
Product
Development —
Firearms and
Ammunition	2007	$200,904	$—	$16,286	$75,168	$329,472	$128,481	(6)	$16,429	(12)	$766,740
	2006	$181,500	$—	$—	$36,544	$141,100	$77,889	(6)	$12,645	(12)	$449,678

Paul L. Cahan,
Former
President,
Ammunition &
Clay Target
Operations*	2007	$194,292	$—	$22,133	$48,760	$197,667	$272,350	(7)	$756,150	(13)	$1,491,352
	2006	$269,500	$—	$—	$20,111	$258,900	$262,668	(7)	$21,644	(13)	$832,823

* If employed for entire year would have been included in table. Mr. Cahan retired effective August 31, 2007.

** Annual cash incentive compensation earned pursuant to the 2007 Incentive Compensation Plan is included in non-equity incentive plan compensation column.

(1)

Amount reflects the Named Executive Officer’s portion of deferred shares which were converted to equity and subsequently purchased by AHA, as well as the options that immediately vested and were subsequently cancelled and were paid pursuant to SFAS 123(R) as a result of the AHA Acquisition.

(2)	Refer to the Grants of Plan-Based Awards table below for a break out of these amounts.

(3)

For 2007, amount reflects change in amount accrued from December 31, 2006 to December 31, 2007 for the Retirement Plan of $28,315, the Supplemental Plan of $397,450, and the OPEB Plan of $20,985 and the earnings associated with the SERP Savings Plan of $3,812. For 2006, amount reflects change in amount accrued from December 31, 2005 to December 31, 2006 for the Retirement Plan of $33,168, the Supplemental Plan of $128,683, and the OPEB Plan of $8,550, and the earnings and Company contributions during the same period associated with the SERP Savings Plan of $95,272. Does not include incremental three years of service under the Supplemental Plan that would be entitled for termination without cause subject to the Executive Employment Agreement, as discussed below.

(4)

For 2007, amount reflects change in amount accrued from December 31, 2006 to December 31, 2007 for the Supplemental Plan of $37,628 and the earnings associated with the SERP Savings Plan of $323. For 2006, amount reflects change in amount accrued from December 31, 2005 to December 31, 2006 for the Supplemental Plan of $24,427 and the earnings and Company contributions during the same period associated with the SERP Savings Plan of $12,214. Does not include incremental 18 months of service under the Supplemental Plan that would be entitled for termination without cause subject to the Executive Employment Agreement, as discussed below.

(5)

For 2007, amount reflects change in amount accrued from December 31, 2006 to December 31, 2007 for the Retirement Plan of $37,718, the Supplemental Plan of $182,666, the OPEB Plan of $2,996 and the earnings associated with the SERP Savings Plan of $2,104. For 2006, amount reflects change in amount accrued from December 31, 2005 to December 31, 2006 for the Retirement Plan of $44,675, the Supplemental Plan of $82,145 and the OPEB Plan of $1,535, and the earnings and Company contributions during the same period associated with the SERP Savings Plan of $49,088. Does not include incremental two years of service under the Supplemental Plan that would be entitled for termination without cause subject to the Executive Employment Agreement, as discussed below.

(6)

For 2007, amount reflects change in amount accrued from December 31, 2006 to December 31, 2007 for the Retirement Plan of $120,242 and the OPEB Plan of $8,180 and earnings associated with the SERP Savings Plan of $59. For 2006, amount reflects change in amount accrued from December 31, 2005 to December 31, 2006 for the Retirement Plan of $74,104 and the OPEB Plan of $2,580, and the earnings and Company contributions during the same period associated with the SERP Savings Plan of $1,205.

(7)

For 2007, amount reflects change in amount accrued from December 31, 2006 to August 31, 2007 for the Retirement Plan of $73,724, the Supplemental Plan of $195,331 and the OPEB Plan of $1,858 and earnings associated with the SERP Savings Plan of $1,437. For 2006, amount reflects change in amount accrued from December 31, 2005 to December 31, 2006 for the Retirement Plan of $51,612 and the Supplemental Plan of $175,838, and the earnings and Company contributions during the same period associated with the SERP Savings Plan of $35,218.

(8)

For 2007, amount reflects a cash bonus of $1,933,333, as a result of the closing of the AHA Acquisition, as well as premiums paid by Remington for a Disability Insurance Policy, premiums for the Life Insurance Plan, personal financial consulting services, a tax gross-up on these personal financial consulting services and Company matching contributions to the 401(k) Plan in the amounts of $4,151, $2,663, $10,548, $7,231, and $9,000, respectively. For 2006, amount reflects premiums paid by Remington for a Disability Insurance Policy, premiums for the Life Insurance Plan, personal financial consulting services, a tax gross-up on these personal financial consulting services, and Company matching contributions to the 401(k) Plan in the amounts of $4,151, $2,328, $10,054, $8,307, and $5,765, respectively. Mr. Millner’s also includes $1,049 for the receipt of a Model 105Cti autoloading shotgun, which was provided to all of the members of our Board of Directors.

(9)

For 2007, amount reflects a cash bonus of $966,667 as a result of the closing of the AHA Acquisition, as well as premiums for the Life Insurance Plan, personal financial consulting services, a tax gross-up on these personal financial consulting services, and Company matching contributions to the 401(k) Plan of $301, $14,466, $9,675, and $9,000, respectively. For 2006, amount reflects premiums for the Life Insurance Plan, personal financial consulting services, a tax gross-up on these personal financial consulting services, and Company matching contributions to the 401(k) Plan of $492, $8,420, $3,568, and $3,765, respectively.

(10)

For 2007, amount reflects a cash bonus of $450,000 as a result of the closing of the AHA Acquisition, as well as premiums paid by Remington for a Disability Insurance Policy, premiums for the Life Insurance Plan, personal financial consulting services, a tax gross-up on these personal financial consulting services, and Company matching contributions to the 401(k) Plan in the amounts of $3,851, $2,332, $10,389, $6,941, and $9,000, respectively. For 2006, amount reflects premiums paid by Remington for a Disability Insurance Policy, premiums for the Life Insurance Plan, personal financial consulting services, a tax gross-up on these personal financial consulting services, and Company matching contributions to the 401(k) Plan in the amounts of $3,850, $1,968, $9,850. $3,253 and $5,765 respectively.

(11)

Amount reflects premiums for the Life Insurance Plan, living and commuting expenses, a tax gross up on the commuting expenses, and Company matching contributions to the 401(k) Plan for Mr. DeSantis of $1,644, $17,739, $9,776, and $8,250, respectively.

(12)

For 2007, amount reflects premiums for the Life Insurance Plan, taxidermy benefits, the tax gross up on the taxidermy benefits, and Company matching contributions to the 401(k) Plan of $496, $5,545, $2,352 and $8,036, respectively. For 2006, amount reflects premiums for the Life Insurance Plan, the Death Benefit Plan, and Company matching contributions to the 401(k) Plan of $456, $4,929, and $7,260, respectively.

(13)

For 2007, amount reflects a cash bonus of $450,000 as a result of the closing of the AHA Acquisition, a special severance benefit equal to $186,687, a Special Supplemental Retirement Plan amount of $77,000, as well as premiums for the Life Insurance Plan, commuting expenses, a tax gross-up on the commuting expenses, vacation termination payments, and Company matching contributions to the 401(k) Plan of $5,477, $8,453, $5,427, $17,106, and $6,000, respectively. For 2006, amount reflects premiums for the Life Insurance Plan, basic living expenses (including apartment rental) as discussed in “Compensation Discussion and Analysis” above, a tax gross-up on these living expenses, and Company matching contributions to the 401(k) Plan for Mr. Cahan of $9,288, $4,069, $2,522 and $5,765, respectively.

Grants of Plan-Based Awards

                          The following Grants of Plan-Based Awards Tables summarize the awards to be made to our executive officers under any plan in 2007 and awards made to our executive officers under any plan in 2006. The only relevant plans during 2007 were the 2007 Incentive Compensation Plan and the Long-Term Incentive Plan, and a discussion of each is outlined below. There were no grants of equity incentive plan awards during 2007. The amounts in the table below are also included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

2007 Grants of Plan-Based Awards

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards

Name	Grant Date	Threshold ($) (3)	Target ($) (3)	Maximum ($) (3)

Thomas L. Millner,
Chief Executive Officer
Inc. Comp. Plan (1)	1/26/2007	—	$1,058,400	—
LTIP (2)	8/2/2006	—	$252,000	—
		—
Stephen P. Jackson, Jr.,
Chief Financial Officer,
Treasurer, and Corporate
Secretary
Inc. Comp. Plan (1)	1/26/2007	—	$504,000	—
LTIP (2)	8/2/2006	—	$120,000	—
Mark A. Little, Chief		—
Administrative Officer
Inc. Comp. Plan (1)	1/26/2007	—	$452,760	—
LTIP (2)	8/2/2006	—	$107,800	—
John DeSantis, Chief		—		—
Technology Officer
Inc. Comp. Plan (1)	7/1/2007	—	$378,000	—
LTIP (2)	7/1/2007	—	$180,000	—
		—		—
John M. Dwyer, Jr.,
Senior Vice President of
Brand Mgmt and
Product Development —
Firearms and
Ammunition
Inc. Comp. Plan (1)	1/26/2007	—	$235,872	—
LTIP (2)	8/2/2006	—	$93,600	—
		—
Paul L. Cahan, Former
President, Ammunition
& Clay Target
Operations
Inc. Comp. Plan (1)	1/26/2007	—	$197,667	—
LTIP (2)	8/2/2006	—	$—	—

(1)	The annual cash bonus incentive compensation as discussed in the “Compensation Discussion and Analysis” and the narrative preceding the chart is paid out pursuant to this plan.

(2)

A component of Remington’s long-term incentive compensation, as discussed in the “Compensation Discussion and Analysis” and the narrative preceding the chart, is paid out pursuant to this plan. In 2007, each individual in the plan earned 40% of their year-end salary which will be paid in the first quarter of 2010, if the individual is still employed with Remington on December 31, 2009.

(3)

Threshold and Maximum amounts in the above table are not applicable for disclosure purposes because as of March 15, 2008, the threshold is known to have been met and the maximum has been eliminated. As a result, Target is the only applicable disclosure amount. The Target amount for the incentive compensation plan reflects what was actually paid out to the individual on March 7, 2008.

(4)	Mr. Cahan retired from Remington on August 31, 2007 and as a result was not eligible to be compensated under the long-term incentive plan during 2007.

          The 2007 Incentive Compensation Plan provides for eligible participants to earn incentive compensation upon Remington’s achievement of certain Adjusted EBITDA performance targets. For 2007, the threshold target at which incentive compensation is triggered begins at 81% of $54.0 million of Adjusted EBITDA. Each participant is generally entitled to receive 5% of his target bonus for each 1% of Adjusted EBITDA beginning at 81% of the $54.0 million of Adjusted EBITDA threshold up to what was originally determined to be a maximum of 110% of Adjusted EBITDA. On February 29, 2008, the Compensation Committee decided to eliminate the maximum cash bonus award limitation in order to reward efforts during 2007 and expected financial performance. With respect to the Named Executive Officers and a limited number of other participants, 10% of their individual total award will be held back if specific monthly working capital goals are not met. The size of each cash award is determined by establishing target incentive awards expressed as a percentage of the participant’s base salary as approved by the compensation committee.

          The performance criteria applicable to the Chief Executive Officer, Chief Financial Officer, and the other Named Executive Officers for purposes of the incentive compensation plan are determined based solely on corporate performance. Upon achievement of certain levels of Adjusted EBITDA, the Compensation Committee provided for a percentage of the achieved Adjusted EBITDA level to be paid to the employees in the plan. Once that total dollar amount was determined, then each employee was allocated their bonus based on a pro-rata portion of the allocable pool based on their target incentive award percentages of salary. For 2007, the Compensation Committee provided that the target incentive award would begin for the Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer at 100%, and other Named Executive Officers depending on position at 60% to 100% of base salary.

          The Long-Term Incentive Compensation Plan is based on our total Adjusted EBITDA performance for each individual year between 2006 and 2009 and the total amount earned during the period will be paid out in the first quarter of 2010. In order to receive the 2010 payment, each Named Executive Officer or other participant must be an employee of Remington on December 31, 2009. In August 2006, the Compensation Committee approved a target payout for all executive officers, including the Chief Executive Officer and Chief Financial Officer, of 40% of base salary as of the end of each calendar year over the 2006-2009 periods. The Compensation Committee established an Adjusted EBITDA target goal of $42 million for 2007 and Remington achieved its goal in 2007. Mr. Cahan, who retired in August 2007, was not eligible for and did not earn any compensation attributable to the LTIP for the year ended December 31, 2007.

          Executive Employment Agreements - Severance. As of May 31, 2007, we entered into employment agreements with each of Messrs. Millner, Jackson, Little, Cahan and DeSantis, each of which was approved and authorized by the Board. These agreements were entered into in order to provide certain protection for Remington post-termination for a reasonable and measurable cost for which precedent exists for officers of similar companies. Upon Mr. Cahan’s retirement in August 2007, Mr. Cahan entered into a Severance Agreement that generally superseded the terms of his employment agreement, except for certain covenants that remain in effect. See “Severance – Paul L. Cahan” below.

          Our employment agreement with each of Messrs. Millner, Jackson, Little and DeSantis continues until terminated by us or by the executive. Each agreement provides for a minimum annual base salary that may increase from time to time in the discretion of the Board. Each executive is also eligible to participate in our 2006 Long Term Incentive Plan and our annual incentive compensation plan for our executive officers. The targeted annual bonus percentage for the annual incentive compensation plan is 100% for each of the executives, except for Mr. Little whose targeted bonus percentage in the agreement was 90%. However, Mr. Little’s percentage was amended to 100% in October 2007.

          If the employment of any of Messrs. Millner, Jackson, Little or DeSantis terminates due to his death or disability or if we terminate his employment for “Cause”, as such term is defined in the employment agreement, he will receive the amount of his base salary earned and due but not paid through the date of termination. In addition, if the termination is due to death or disability, he also will receive a pro rata amount of incentive compensation pursuant to the Annual Incentive Compensation Plan. If we terminate “Without Cause” or the executive terminates for “Good Reason”, as such terms are defined in the employment agreement, he is entitled to receive during his severance period:

• Base salary in semi-monthly installments;

• A pro rata portion of incentive compensation payable through the termination date;

• Any incentive compensation earned under the Long Term Incentive Plan as of the termination date;

• Continuation of health and insurance benefits until Executive attains age 65 or, if later, the end of the severance period;

• Reimbursement of premiums paid by the Executive on any supplemental long-term disability policy maintained by the Executive as of January 1, 2007;

•       Financial planning services and a gross-up payment for the tax liability attributable to receipt of such services (although Mr. DeSantis is not entitled to receive financial planning services during his severance period);

• Vested accrued benefits under our retirement plan and the executive’s benefits under his SERP; and

• Continuation in group life insurance plan.

          The severance period begins on the termination date and lasts three years in the case of Mr. Millner, two years for Messrs. Little and DeSantis, and for Mr. Jackson such period is 24 months as of the effective date of his employment agreement and reduced by one month for each of month of service until the severance period equals 12 months.

          During the term of employment and any severance period each executive is restricted from competing with us or soliciting any of our employees or customers.

          In the event we experience a change in control, each employment agreement requires that we obtain the agreement of any successor to assume and perform the employment agreement. If we do not obtain such agreement from a successor, the executive will be entitled to severance benefits as if he were terminated “Without Cause.”

          As used in these employment agreements, “Cause” means:

•

the failure of the executive substantially to perform his duties (other than any such failure due to physical or mental illness) or other material breach by the executive of any of his obligations, after a demand for substantial performance or cure of such breach is delivered, and a reasonable opportunity to cure is given, to the executive by Remington, which demand identifies the manner in which Remington believes that the executive has not substantially performed his duties or breached his obligations;

•	The executive’s engaging in gross negligence or serious misconduct that has caused or would reasonably be expected to result in material injury to Remington or any of its affiliates;

•	The executive’s conviction of, or entering a plea of nolo contendere to, a crime that constitutes a felony; or

•	violation of any provision of Remington’s business ethics policy.

          In addition, the executive agreements provide for a severance payment if employment is terminated for good reason.

          As used in these employment agreements, “Good Reason” means termination of employment by the executive within thirty days following the occurrence of any of the following without the executive’s consent:

•	the assignment of the executive to a position the duties of which are a material diminution of the duties of his current title and position;

•	a reduction of the executive’s base salary or the percentage of such base salary made available as an incentive compensation opportunity;

•	the assignment of the executive to a principal office located beyond a 50-mile radius of the executive’s current work place; or

•	a material breach by Remington of any of its obligations under the employment agreement.

Outstanding Equity Awards at Fiscal Year-End Table

          No equity awards were granted in 2007 to any of our Named Executive Officers while employed by Remington.

          At May 31, 2007 there were 10,635 outstanding options to purchase Holding common stock under Holding’s 1999 Stock Incentive Plan and the 2003 Stock Option Plan, at a per share price of $220.31, of which an aggregate of 8,365 options were held by the Named Executive Officers. Upon the change in control resulting from the AHA Acquisition in May 2007, the following options immediately vested: Mr. Millner, 3,632 options; Mr. Jackson, 680 options; Mr. Little, 2,270 options; Mr. Dwyer, 1,103 options and Mr. Cahan, 680 options. As a result of the change in control that occurred upon the acquisition of Holding by AHA in May 2007, Remington incurred $0.8 million of compensation cost for the unvested stock options held by employees of Remington. Upon completion of the AHA Acquisition, all of these outstanding stock options immediately vested subject to the applicable change in control provisions in Holding’s 1999 Stock Incentive Plan and 2003 Stock Option Plan and were subsequently cancelled by Holding. Holding made payments in the aggregate, net of selling expenses and before taxes, of approximately $0.8 million to Messrs. Millner, Jackson, Little, Dwyer and Cahan for the stock options. Thus, there were no outstanding options to purchase Holding or AHA common stock held by any of the aforementioned Named Executive Officers at December 31, 2007.

          Additionally, at May 31, 2007, there were 5,851 deferred shares of Holding that were converted to common equity as a result of the change in control resulting from the AHA Acquisition, of which 4,853 deferred shares were held by the Named Executive Officers as follows: Mr. Millner, 3,393 shares; Mr. Little, 1,000 shares; Mr. Dwyer, 195 shares; and Mr. Cahan, 265 shares. Messrs. Millner, Little, Dwyer and Cahan recognized earnings of approximately $0.4 million, net of selling and expenses and before taxes, for the conversion of the deferred shares to equity which were subsequently purchased by AHA. Thus, there were no deferred shares or other equity awards outstanding held by any of the aforementioned Named Executive Officers at December 31, 2007.

          As a result of a merger of AHA and another Cerberus portfolio company in December 2007, Mr. DeSantis received performance-based and service-based restricted common stock of AHA. This award of AHA restricted common stock replaced the performance-based and service-based restricted units in the same Cerberus portfolio company that had been awarded to Mr. DeSantis in April 2006 in connection with his prior employment with that portfolio company. The vested shares of AHA common stock beneficially owned by Mr. DeSantis as of December 31, 2007 were received based upon Mr. DeSantis’ service to, and performance of, the other Cerberus portfolio company through December 31, 2007. As a Remington employee, the vesting schedule for the remaining shares subject to the original award will be based on service with Remington and Remington’s performance over such term, though vesting may be continued if he were to be employed by AHA or any of AHA’s affiliates.

		Option Awards					Stock Awards

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)

John A. DeSantis, Chief Technology Officer	4/13/2006								106,553	421,950

(1)          The original grant of service and performance-based restricted stock vests over a period of four years and any unvested portion of such award is generally forfeited upon termination of employment. If Mr. DeSantis remains an employee of Remington or an affiliate of AHA, the service-based component of his restricted stock award vests as follows: 11,519, 17,279 and 20,159 shares on each of April 13, 2008, 2009 and 2010, respectively. The performance-based component of Mr. DeSantis’ restricted stock award vests as follows: 20,159, 17,279 and 20,159 shares on the date of delivery of the audit opinion with respect to Remington’s financial statements for the previous fiscal year in each of 2008, 2009 and 2010, respectively. The performance target for each of 2008, 2009 and 2010 associated with the performance-based component of the restricted stock award is based on the achievement of certain budgeted financial results of Remington approved by Remington’s Board of Directors.

(2)          There is no established market value for the AHA common stock. As such, the value is based upon $3.96 per share, the fair value of the AHA common stock utilized at the time of the December 2007 merger between AHA and the other Cerberus portfolio company.

Option Exercises and Stock Vested Table

              The table below shows (i) the number of shares of Holding common stock subject to options that immediately vested and were subsequently cancelled subject to the applicable change in control provisions in Holding’s 1999 Stock Incentive Plan and 2003 Stock Option Plan, and (ii) the deferred shares that were converted into shares of Holding common stock and subsequently purchased by AHA in connection with the closing of the AHA Acquisition on May 31, 2007. Prior to the AHA Acquisition, we historically compensated certain of our executive officers with equity interests in Holding’s common stock. Although no equity interests in Holding or AHA were granted during 2007 to employees of Remington in connection with their employment at Remington, as a result of the AHA Acquisition outstanding options to purchase 10,635 shares of Holding common stock (the “Stock Options”), which constituted all of the outstanding Stock Options, immediately vested subject to the applicable change in control provisions in Holding’s 1999 Stock Incentive Plan and 2003 Stock Option Plan. Remington made option cancellation payments on May 31, 2007, representing the purchase price of $330.47 per share less the strike price of $220.31 per share with respect to each Stock Option less related selling expenses, escrow and related taxes. AHA provided the funds to Holding which, in turn, provided the funds to Remington to make these option cancellation payments.

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)

Thomas L. Millner, Chief Executive Officer	3,632	$260,434	3,393	$283,383

Stephen P. Jackson, Jr., Chief Financial Officer, Treasurer and Corporate Secretary	680	$48,760	—	—

Mark A. Little, Chief Administrative Officer	2,270	$162,776	1,000	$83,520

John DeSantis, Chief Technology Officer	—	—	—	—

John M. Dwyer, Jr., Senior Vice President Brand Management and Product Development – Firearms and Ammunition	1,103	$75,168	195	$16,286

Paul L. Cahan, Former President, Ammunition & Clay Target Operations	680	$48,760	265	$22,133

(1)

Amounts represent the difference between the stock option exercise price of $330.47 per share and the strike price of $220.31 per share of Holding’s common stock on the date of cancellation less transaction costs and amounts placed in escrow and the amounts recognized as earned in 2006, rounded to the nearest dollar.

(2)

Amounts represent the difference between the fair value of Holding’s common stock on the conversion date of $330.47 per share less the grant price of $220.31 per share, less transaction costs and amounts placed in escrow, rounded to the nearest dollar.

Pension and Retirement Benefits

          Refer to “Pension and Retirement Benefits” in the Compensation Discussion & Analysis for a description of our pension and retirement benefit plans, the reasons for the establishment of multiple plans, and the material terms and conditions of benefits under each plan, including benefit formulas and eligibility standards with respect to normal retirement payment. The following tables summarize pension and retirement benefits as of December 31, 2007 and 2006 for each of our Named Executive Officers. The changes in this table are reflected in the “Change in Pension Value and NQDC Earnings” column of the Summary Compensation Table.

          The amounts presented in the 2007 table below for the Retirement Plan and the Supplemental Plan represent the present value of the current accrued accumulated benefit obligation as of December 31, 2007, and are based on a 6% discount rate and use the 1994 Uninsured Pensioners’ Mortality Table for males as deferred to age 65 annuities. Mr. Jackson will not be vested in the Supplemental Plan until 2008, but his amount presented below assumes his continued service until that time.

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

2007 Pension and Retirement Benefits

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)		Payments During Last Fiscal Year ($)

Thomas L. Millner, Chief Executive Officer	Pension Plan (1)	13.6	194,588		$—
	Supplemental Plan (2)	13.6	1,033,911	(4)	—
	OPEB Plan (3)	13.6	87,178		—

Stephen P. Jackson, Jr., CFO, Treasurer and Corporate Secretary	Pension Plan	N/A	N/A		N/A
	Supplemental Plan (2)	4.5	77,679		$—
	OPEB Plan	N/A	N/A		N/A

Mark A. Little, CAO	Pension Plan (1)	11.5	243,497		$—
	Supplemental Plan (2)	11.5	474,148	(5)	—
	OPEB Plan (3)	11.5	13,778		—

John DeSantis, CTO	Pension Plan	N/A	N/A		N/A
	Supplemental Plan	N/A	N/A		N/A
	OPEB Plan	N/A	N/A		N/A

John M. Dwyer, Jr., SVP of Brand Management and Product Development — Firearms and Ammunition	Pension Plan (1)	29.5	658,312	(6)	N/A
	Supplemental Plan	N/A	N/A		N/A
	OPEB Plan (3)	29.5	37,133		N/A

Paul L. Cahan, Former President, Ammunition & Clay Target Operations	Pension Plan (1)	12.4	396,180		$11,212
	Supplemental Plan (2)	12.4	682,820		19,324
	OPEB Plan (3)	12.4	55,179		2,119

(1)	The Pension Plan in the above chart refers to the Pension Plan as discussed in “Compensation Discussion and Analysis,” above.

(2)	The Supplemental Plan in the above chart refers to the Supplemental Plan as discussed in “Compensation Discussion and Analysis,” above.

(3)	The OPEB Plan in the above chart refers to the Postretirement Plan as discussed in “Compensation Discussion and Analysis,” above.

(4)	The amount presented excludes incremental three years of service subject to Mr. Millner’s executive employment agreement of $270,484. See “Executive Agreements” below for additional information.

(5)	The amount presented excludes incremental two years of service subject to Mr. Little’s executive employment agreement of $123,898. See “Executive Agreements” below for additional information.

(6)

The amount presented for Mr. Dwyer assumes that at age 58, he will have sufficient service to receive full benefits under the Pension Plan at that time. All other executives in the Pension Plan cannot receive full benefits until the age of 65.

Non-Qualified Deferred Compensation

          The following table summarizes the non-qualified deferred compensation (the SERP Savings Plan) that was earned by our Named Executive Officers in 2007. The SERP Savings Plan was a non-qualified defined contribution plan under the Code. The SERP Savings Plan provided for matching of compensation contributions beyond the IRS covered compensation limits in order to allow the Named Executive Officers the same salary matching afforded to all employees. In addition, we paid interest on the balance of each account at the prime rate of interest as of December 31, 2006 (identified in the Wall Street Journal) plus 2% (10.25% at December 31, 2006). During the third quarter of 2006, each participant elected to receive a distribution of their respective account balances on January 16, 2007.

          Under the Special Plan, Mr. Cahan was entitled to additional supplemental retirement benefits of (i) a lump-sum payment of $77,000, payable on the date of commencement of benefits under the Supplemental Plan, which is the non-qualified defined benefit plan as defined in “Compensation Discussion and Analysis,” above, and (ii) credit in the Supplemental Plan as if he had received additional non-incentive compensation in March 2003 equal to $38,000, payable at the same time and in the same form as Mr. Cahan’s Supplemental Plan benefit. The lump-sum payment is reflected in the Nonqualified Deferred Compensation table below and was paid to Mr. Cahan upon his retirement in August 2007.

2007 Nonqualified Deferred Compensation

Name	Aggregate Balance at December 31, 2006 ($)	Accrued Aggregate Earnings in 2007 ($) (2)	Transfer to Qualified Defined Contribution Plan ($)	Aggregate Withdrawals / Distributions ($)		Aggregate Balance at 12/31/07 ($)

Thomas L. Millner,
Chief Executive Officer	$911,714	$3,812	$(28,800)	$(886,726)		$—

Stephen P. Jackson, Jr.,
CFO, Treasurer and
Corporate Secretary	$91,211	$323	$(23,800)	$(67,734)		$—

Mark A. Little, Chief
Administrative Officer	$511,872	$2,104	$(28,800)	$(485,176)		$—

John DeSantis, CTO	N/A	N/A	N/A	N/A		N/A

John M. Dwyer, Jr.,
Senior Vice President
of Brand Management and
Product Development —
Firearms &Ammunition	$12,961	$59		$(13,020)		$—

Paul L. Cahan,
Former President,
Ammunition & Clay
Target Operations	$355,675	$1,437	$(28,800)	$(328,312)		$—
	$77,000	$—	$—	$(77,000	) (1)	$—

(1)	Reflects amounts associated with the Special Plan disclosed in the “Compensation Discussion and Analysis” section and the narrative preceding this table above.

(2)	Represents interest earned in 2007. No contributions were made by the Company or the employees in 2007.

Potential Payments Upon Termination or Change-in-Control

Severance - Employment Agreements

          The employment agreements of Messrs. Millner, Jackson, Little and DeSantis entitle them to a severance payment if employment is terminated without cause.

          As used in these employment agreements, “Cause” means:

•

the failure of the executive substantially to perform his duties (other than any such failure due to physical or mental illness) or other material breach by the executive of any of his obligations, after a demand for substantial performance or cure of such breach is delivered, and a reasonable opportunity to cure is given, to the executive by Remington, which demand identifies the manner in which Remington believes that the executive has not substantially performed his duties or breached his obligations;

•	The executive’s gross negligence or serious misconduct that has caused or would reasonably be expected to result in material injury to Remington or any of its affiliates;

•	The executive’s conviction of, or entering a plea of nolo contendere to, a crime that constitutes a felony; or

•	violation of any provision of Remington’s business ethics policy.

          In addition, the executive employment agreements provide for a severance payment if employment is terminated for good reason.

          As used in these employment agreements, “Good Reason” means termination of employment by executive within thirty days following the occurrence of any of the following without executive’s consent:

•	the assignment of the executive to a position the duties of which are a material diminution of the duties of his current title and position;

•	a reduction of the executive’s base salary or the percentage of such base salary made available as an incentive compensation opportunity;

•	the assignment of the executive to a principal office located beyond a 50-mile radius of the executive’s current work place; or

•	a material breach by Remington of any of its obligations under the employment agreement.

          Finally, the employment agreement allows for the employer to provide for a severance payment of up to twelve (12) months if employment is terminated without good reason.

          The severance period begins on the termination date and lasts three years in the case of Mr. Millner, two years for Messrs. Little and DeSantis, and for Mr. Jackson such period is 24 months as of the effective date of his employment agreement and reduced by one month for each of month of service until the severance period equals 12 months.

          In the event we experience a change in control each employment agreement requires that we obtain the agreement of any successor to assume and perform the employment agreement. If we do not obtain such agreement from a successor, the executive will be entitled to severance benefits as if he were terminated “Without Cause.”

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

          The LTIP plan did not change as a result of the AHA Acquisition, except for the addition of John DeSantis and one other officer to the plan.

Summary Tables for Potential Payments upon Termination or Change in Control

          The following tables set forth potential payments to our Named Executive Officers upon termination of their employment or a change in control under their current employment agreements and other applicable agreements as of December 31, 2007.

		Thomas L. Millner Chief Executive Officer
	Terminated with Cause	Terminated without Cause		Resign with Good Reason		Resign without Good Reason (10)	Change in Control (9)

Salary	$—	$1,890,000	(1)	$1,890,000	(1)	$630,000	$1,890,000	(1)
Cash Bonus (2)	—	1,058,400		1,058,400		—	1,058,400
Supplemental Plan (3)	—	270,484		270,484		—	270,484
Extended Medical (4)	—	1,235		1,235		—	1,235
LTIP (5)	—	463,200		463,200		—	463,200
Disability Premiums (6)	—	12,453		12,453		—	12,453
Life Insurance (7)	—	7,989		7,989		—	7,989
Financial Planning (8)	—	53,337		53,337		—	53,337

	$—	$3,757,098		$3,757,098		$630,000	$3,757,098

(1)	Salary is three times Mr. Millner’s base salary paid in equal installments over thirty-six months (3 years) in accordance with Mr. Millner’s executive employment agreement.

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

(5)	LTIP is amount accrued for years 2006 and 2007.

(6)	Disability Premiums is the estimated annual amount of premiums paid for a supplemental long-term disability policy, based on 2007 premiums, for the three year severance period.

(7)	Life Insurance is the estimated annual amount of insurance premiums to participate in the Remington All Groups Life Insurance Plan, based on 2007 premiums, for the three year severance period.

(8)

Financial Planning is the estimated annual amount for personal financial consulting services plus a tax gross-up on these personal financial consulting services, based on 2007, for the three year severance period.

(9)	Per employment agreement, any successor must assume and perform the same employment agreement or the executive is entitled to severance benefits as if he were terminated “Without Cause.”

(10)	Assumes that employer has exercised its right under the employment agreement to provide one year of salary.

		Stephen P. Jackson, Jr. Chief Financial Officer
	Terminated with Cause	Terminated without Cause		Resign with Good Reason		Resign without Good Reason (10)	Change in Control (9)

Salary	$—	$425,000	(1)	$425,000	(1)	$300,000	$425,000	(1)
Cash Bonus (2)	—	504,000		504,000		—	504,000
Supplemental Plan (3)	—	—		—		—	—
Extended Medical (4)	—	2,850		2,850		—	2,850
LTIP (5)	—	220,000		220,000		—	220,000
Disability Premiums (6)	—	—		—		—	—
Life Insurance (7)	—	452		452		—	452
Financial Planning (8)	—	36,212		36,212		—	36,212

	$—	$1,188,514		$1,188,514		$300,000	$1,188,514

(1)

Salary is two times Mr. Jackson’s base salary (as of the date of termination) reduced by one month for each month of service until the severance period equals 12 months payable in equal installments over twenty-four months (2 years).

(2)

Cash Bonus is Mr. Jackson’s portion of annual cash incentive compensation that would have been payable assuming he was terminated at the end of the year, to be paid in a lump sum amount in accordance with Mr. Jackson’s executive employment agreement.

(3)	Supplemental Plan representing additional years of service credit under Remington’s Supplemental Plan is not applicable for Mr. Jackson.

(4)

Extended Medical is the estimated annual amount of healthcare costs expected to be paid by the Company for Mr. Jackson and his family, which is received until the age of 65 in accordance with the extended Medical Plan. The estimate is based on the past four years of actual experience, less estimated contributions to be made by Mr. Jackson.

(5)	LTIP is amount accrued for years 2006 and 2007.

(6)	Disability Premiums is not applicable per the terms of his employment agreement.

(7)

Life Insurance is the estimated annual amount of insurance premiums to participate in the Remington All Groups Life Insurance Plan, based on 2007 premiums, for the 17 month severance period remaining as of December 31, 2007.

(8)

Financial Planning is the estimated annual amount for personal financial consulting services plus a tax gross-up on these personal financial consulting services, based on 2007, for the 17 month severance period remaining as of December 31, 2007.

(9)	Per employment agreement, any successor must assume and perform the same employment agreement or the executive is entitled to severance benefits as if he were terminated “Without Cause.”

(10)	Assumes that employer has exercised its right under the employment agreement to provide one year of salary.

		Mark A. Little Chief Administrative Officer
	Terminated with Cause	Terminated without Cause		Resign with Good Reason		Resign without Good Reason(10)	Change in Control (9)

Salary	$—	$539,000	(1)	$539,000	(1)	$269,500	$539,000	(1)
Cash Bonus (2)	—	452,760		452,760		—	452,760
Supplemental Plan (3)	—	123,898		123,898		—	123,898
Extended Medical (4)	—	9,600		9,600		—	9,600
LTIP (5)	—	215,600		215,600		—	215,600
Disability Premiums (6)	—	7,702		7,702		—	7,702
Life Insurance (7)	—	4,664		4,664		—	4,664
Financial Planning (8)		34,660		34,660			34,660

	$—	$1,387,884		$1,387,884		$269,500	$1,387,884

(1)	Salary is two times Mr. Little’s base salary paid in equal installments over twenty-four months (2 years) in accordance with Mr. Little’s executive employment agreement.

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

(5)	LTIP is amount accrued for years 2006 and 2007.

(6)	Disability Premiums is the estimated annual amount of premiums paid for a supplemental long-term disability policy, based on 2007 premiums, for the two year severance period.

(7)	Life Insurance is the estimated annual amount of insurance premiums to participate in the Remington All Groups Life Insurance Plan, based on 2007 premiums, for the two year severance period.

(8)

Financial Planning is the estimated annual amount for personal financial consulting services plus a tax gross-up on these personal financial consulting services, based on 2007, for the two year severance period.

(9)	Per employment agreement, any successor must assume and perform the same employment agreement or the executive is entitled to severance benefits as if he were terminated “Without Cause.”

(10)	Assumes that employer has exercised its right under the employment agreement to provide one year of salary.

		John DeSantis Chief Technology Officer
	Terminated with Cause	Terminated without Cause		Resign with Good Reason		Resign without Good Reason (10)	Change in Control (9)

Salary	$—	$900,000	(1)	$900,000	(1)	$450,000	$900,000	(1)
Cash Bonus (2)	—	378,000		378,000		—	378,000
Supplemental Plan (3)	—	—		—		—	—
Extended Medical (4)	—	1,590		1,590		—	1,590
LTIP (5)	—	180,000		180,000		—	180,000
Disability Premiums (6)	—	—		—		—	—
Life Insurance (7)	—	6,576		6,576		—	6,576
Financial Planning (8)	—	—		—		—	—

	$—	$1,466,166		$1,466,166		$450,000	$1,466,166

(1)	Salary is two times Mr. DeSantis’ base salary paid in equal installments over twenty-four months (2 years) in accordance with Mr. DeSantis’ executive employment agreement.

(2)

Cash Bonus is Mr. DeSantis’ portion of annual cash incentive compensation that would have been payable assuming he was terminated at the end of the year, to be paid in a lump sum amount in accordance with Mr. DeSantis’ executive employment agreement.

(3)	Supplemental Plan representing additional years of service credit under Remington’s Supplemental Plan is not applicable for Mr. DeSantis.

(4)

Extended Medical is the estimated annual amount of healthcare costs expected to be paid by the Company for Mr. DeSantis and his family, which is received until the age of 65 in accordance with the extended Medical Plan. The estimate is based on the past six months of actual experience, less estimated contributions to be made by Mr. DeSantis.

(5)	LTIP is amount accrued for 2007.

(6)	Disability Premiums is not applicable to Mr. DeSantis per the terms of his employment agreement.

(7)

Life Insurance is the estimated annual amount of insurance premiums to participate in the Remington All Groups Life Insurance Plan, based on 2007 annualized premiums, for the two year severance period.

(8)	Financial Planning is not applicable to Mr. DeSantis.

(9)	Per employment agreement, any successor must assume and perform the same employment agreement or the executive is entitled to severance benefits as if he were terminated “Without Cause.”

(10)	Assumes that employer has exercised its right under the employment agreement to provide one year of salary.

Severance –Paul L. Cahan

          Effective August 31, 2007, Mr. Cahan retired from Remington, and accordingly received no payments under his employment agreement for salary and other benefits. In connection with Mr. Cahan’s retirement, Mr. Cahan and Remington entered into a Confidential Severance Agreement and General Release effective as of August 31, 2007 (the “Severance Agreement”). Per the terms of the Severance Agreement, during the six-month period that began September 1, 2007 and ending February 28, 2008, Mr. Cahan is entitled to receive a special severance benefit equal to $186,687 (the “Severance Benefit”) payable in six equal monthly installments of $31,144.50. In addition, Mr. Cahan is entitled to receive $197,667 (the “Incentive Amount”) as full settlement of all obligations and liabilities of Remington with respect to Mr. Cahan, which is payable in six equal monthly installments of $32,944.50 over the Severance Pay Period. In the event of his death before the end of the Severance Pay Period, the Severance Benefit and Incentive Amount will be paid to his surviving spouse, or if he shall leave no surviving spouse, then to his estate. Mr. Cahan is also entitled to receive the benefits provided by the Special Supplemental Retirement Plan for Paul Cahan and certain medical and retirement plan benefits.

Director Compensation

          During 2007, members of the Board of Directors of Remington who were not employees of Remington, Holding, AHA, or Cerberus, who we refer to as eligible directors, received a per meeting fee of $1,000 for each Remington board and committee meeting attended and an annual retainer of $25,000. The Eligible Directors included Messrs. Bobby R. Brown, Thomas F. L’Esperance, Richard A. Gilleland, Richard E. Heckert, Hubbard C. Howe, General H. Norman Schwarzkopf (Ret.), General Michael W. Hagee (Ret.), General George Joulwan (Ret.), Stephen L. Hammerman, James J. Pike, Walter McLallen, Frank A. Savage and George Zahringer III. The 2007 annual retainer was pro rated for Messrs. Hagee, Joulwan, Hammerman, Pike, McLallen, Savage and Zahringer and paid in 2008. An additional fee of $1,000 per meeting was paid to the chairman of each committee. All directors were reimbursed for reasonable travel and lodging expenses incurred to attend meetings. Mr. Hammerman resigned as of March 12, 2008 and Mr. Rensi was not appointed until March 24, 2008.

          The Board of Directors previously approved outside directors under the age of 65 to participate in Remington’s Medical Plan. In 2006 and for the first five months of 2007, Mr. Richard A. Gilleland, as an outside director, was enrolled in the Medical Plan and reimbursed Remington at the same cost as an active employee.

          Mr. Leon J. (Bill) Hendrix, Jr. was also an employee of Remington prior to his resignation as a director in 2007. In 2007 and 2006 he received salaries of $25,227 and $60,000, respectively, and was included in the Medical Plan, the Supplemental Plan, the SERP Savings Plan, the 401(k) Plan, and the Death Benefit Plan.

          The following table summarizes our director compensation during the 2007 fiscal year. “NQDC” referenced in the column header refers to Non-Qualified Deferred Compensation plans, of which only the SERP Savings Plan is applicable to directors.

	Director Compensation

Name	Fees Earned ($)	Change in Pension Value and NQDC Earnings		Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($)		Total ($)

Bobby R. Brown*	$38,000	$—			$22,889	$—		$60,889
General Michael W. Hagee (Ret.)*	16,000	—			—	—		16,000
General George A. Joulwan (Ret.)*	17,000	—			—	—		17,000
James J. Pike*	9,833	—			—	—		9,833
Walter McLallen*	21,083	—			—	—		21,083
Frank A. Savage*	12,417	—			—	—		12,417
George Zahringer III*	13,917	—			—	—		13,917
Paul A. Miller*	—	—		—	—	—		—
Grant Gregory*	—	—		—	—	—		—
George Kollitides, II*	—	—		—	—	—		—
Scott Parker*	—	—		—	—	—		—
Madhu Satyanarayana*	—	—		—	—	—		—
Edward H. Rensi*	—	—			—	—		—
Thomas F. L’Esperance**	11,417	—			—	—		11,417
Richard A. Gilleland **	17,917	—			22,889	5,958	(3)	46,764
Richard E. Heckert**	14,917	—			22,889	—		37,806
Leon J. Hendrix, Jr.**	—	2,771	(2)	21,167	45,981	25,227	(4)	95,146
Hubbard C. Howe**	12,917	—			22,889	—		35,806
General H. Norman Schwarzkopf (Ret.)**	13,917	—			22,889	—		36,806
B. Charles Ames**	—	—			—	—		—
Michael G. Babiarz**	—	—			—	—		—
Thomas E. Ireland**	—	—			—	—		—
Stephen C. Sherrill**	—	—			—	—		—
Kurt B. Larsen***	—	—			—	—		—
Stephen L. Hammerman****	10,833	—			—	—		10,833

*	Current board member. Mr. Rensi was appointed effective March 24, 2008.

**	Resigned effective May 31, 2007.

***	Resigned effective October 16, 2007.

****	Resigned effective March 12, 2008.

(1)	Amount reflects the Director’s portion of options that immediately vested and were paid pursuant to SFAS 123(R) as a result of the AHA Acquisition.

(2)

Includes interest on behalf of the director to the Remington Savings and Investment Plans in the amount of $1,144, Company matching contributions to the 401(k) Plan in the amount of $1,009 and group life insurance of $618.

(3)	Represents net benefits paid as a result of inclusion in the Remington Medical and Dental Plan of $5,958.

(4)	Represents salary of $25,227.

Compensation Committee Interlocks and Insider Participation

          The Board of Directors of Remington has established a Compensation Committee to review all compensation arrangements for executive officers of Remington. The individuals appointed to the Compensation Committee after the AHA Acquisition were Paul A. Miller, Chairman, General George A. Joulwan (Ret.) and George Kollitides, II. The individuals serving on the Compensation Committee prior to the AHA Acquisition in 2007 and during 2006 were Richard A. Gilleland, Chairman, H. Norman Schwarzkopf,and Richard E. Heckert. None of the members of our Compensation Committee during 2007 or 2006 has ever served as an officer or employee of the Company. During 2007 and 2006, none of our executive officers served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our Compensation Committee or Board of Directors. In addition, during 2007 and 2006 none of the members of our Compensation Committee had any relationship requiring disclosure under Item 404 of Regulation S-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          AHA owns all of the outstanding common stock of Holding, which in turn owns all of the outstanding common stock of Remington. Shares of preferred stock and shares of common stock of AHA are held by various entities and individuals. Each share of AHA common stock is entitled to one vote. The preferred shares vote together with the common stock. The following table sets forth the beneficial ownership, as of March 27, 2008, of the shares of preferred stock and common stock of AHA by each director of Remington, by all directors and executive officers of Remington as a group, by each Named Executive Officer of Remington, and by each person who owns beneficially more than five percent of the outstanding shares of preferred stock and common stock of AHA. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or that are or may become exercisable within 60 days of March 27, 2008 are deemed outstanding. These shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and under applicable community property laws, each stockholder named in the table has sole voting and dispositive power with respect to the shares set forth opposite the stockholder’s name. Unless otherwise indicated, the address of all listed stockholders is c/o Remington Arms Company, Inc., 870 Remington Drive, P.O. Box 700, Madison, North Carolina 27025-0700.

	Preferred		Common
Name of Beneficial Owner	Number of Shares	Percent of Class	Number of Shares	Percent of Class

Stephen Feinberg (1)(2)	18,627,463.5	99.63%	15,847,341	95.81%
Tommy Millner	70,000	*	70,000	*
Paul A. Miller	—	—	80,194	*
Bobby R. Brown	—	—	—	—
Grant Gregory	—	—	—	—
General Michael W. Hagee (Ret.)	—	—	9,597	*
General George A. Joulwan (Ret.)	—	—	9,597	*
George Kollitides, II	—	—	—	—
Walter McLallen	—	—	153,589	*
Scott Parker	—	—	—	—
James J. Pike	—	—	—	—
Edward H. Rensi	—	—	—	—
Madhu Satyanarayana	—	—	—	—
Frank A. Savage	—	—	—	—
George Zahringer III	—	—	—	—
Stephen P. Jackson, Jr.	—	—	—	—
John DeSantis	—	—	115,192	*
Mark A. Little	—	—	—	—
John M. Dwyer, Jr.	—	—	—	—
Directors and executive officers as a group (22 Persons)	70,000	*	518,363	3.13%

*	Less than 1%

(1)

AHA is controlled by Cerberus, which owns 18,627,463.5 shares of Series A Preferred Stock and 15,847,341 shares of Common Stock of AHA. Stephen Feinberg exercises sole voting and investment authority over all of the securities owned by Cerberus. Thus, pursuant to Rule 13d-3 under the Exchange Act, Stephen Feinberg is deemed to beneficially own 18,627,463.5 shares of AHA’s Series A Preferred Stock and 15,847,341 shares of AHA’s Common Stock.

(2)

The address for Stephen Feinberg, Paul Miller, Grant Gregory, George Kollitides, II, Scott Parker and Madhu Satyanarayana is c/o Cerberus Capital Management L.P., 299 Park Avenue, New York, New York 10171.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          Predecessor

          BRSE, L.L.C., the general partner of the BRS Fund, which owned 61.3% of the outstanding Common Stock of Holding at December 31, 2006, is a private investment fund managed by Bruckmann, Rosser, Sherrill & Co. L.L.C. (“BRS”). The CDR Fund, which owned 13.0% of the outstanding Common Stock of Holding at December 31, 2006 (and through proxy controlled 26.6% of the voting rights), is a private investment fund managed by Clayton, Dubilier & Rice, Inc. (“CD&R”). CD&R also held the Holding Notes until the Closing Date of the AHA Acquisition. Both BRS and CD&R received an annual fee for management and financial consulting services provided to the Company and reimbursement of related expenses. Fees and expenses paid to CD&R and BRS for the five months ending May 31, 2007 were $0.3 million and $0.3 million, respectively. Subsequent to May 31, 2007 and as a result of the AHA Acquisition, neither the BRS Fund nor the CD&R Fund own any of the common stock of Remington or Holding.

          Remington paid fees to the law firm of Debevoise & Plimpton LLP during 2007 for legal services rendered. Franci J. Blassberg, Esq., a member of Debevoise & Plimpton LLP, is married to Joseph L. Rice, III, who is the Chairman, a director and a stockholder of CD&R and a general partner of Associates IV. Fees and expenses paid to Debevoise & Plimpton LLP for the five months ending May 31, 2007 were $0.3 million.

          During January 1 through May 31, 2007, the Company recorded $1.5 million of employee stock option expense in accordance with SFAS 123R. In addition, the Company recorded $0.2 million of expense related to the conversion of RACI Holding, Inc. deferred shares to common stock in accordance with SFAS 123R.

          Successor

          Remington paid Meritage Capital Advisors, LLC a fee of $2.0 million in connection with the bond consent solicitation, amendment to the Credit Agreement and other transaction advisory services. Walter McLallen serves as a member of Remington’s Board of Directors and is a principal of Meritage Capital Advisors, LLC.

          Remington paid Cerberus management fees totaling approximately $0.4 million during the seven month period from June 1, 2007 to December 31, 2007 for consulting services provided in connection with improving operations. AHA, which owns 100% of the outstanding common stock of Holding (which in turn owns 100% of the outstanding common stock of Remington), is controlled by Cerberus.

          As of December 31, 2007, $0.9 million is due to RACI Holding, Inc. representing the outstanding principal balance of three notes established in connection with the Kentucky economic development project.

Related Person Transaction Policy

          The Board adopted a written related person transaction policy in March 2007. This policy has been adopted on a going-forward basis from the date of adoption and prior related person transactions were approved by the Audit Committee, but not pursuant to the new written related person transaction policy.

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

          The Board of Directors has affirmatively determined that the following current directors are “independent directors” within the meaning of NASDAQ Rule 4200(a)(15): Bobby R. Brown, Frank A. (Terry) Savage, General Michael W. Hagee (Ret.), James J. Pike, George Zahringer III, General George Joulwan (Ret.) and Edward H. Rensi. Although no longer serving as Remington directors, each of Richard E. Heckert, H. Norman Schwarzkopf, Richard E. Gilleland, Hubbard C. Howe and Stephen L. Hammerman served as directors of Remington during 2007 and satisfy the definition of “independent director” as set forth in NASDAQ Rule 4200(a)(15). With respect to each of these directors, there were no transactions, relationships or arrangements that were considered by the Board but rejected as not impairing such director’s independence. Although the Board has not deemed them to be independent, each of George Kollitides, II and Walter McLallen serves as a member of our Audit Committee and each of Paul A. Miller and Mr. Kollitides serves as a member of our Compensation Committee.

          Although our Board does not consist of a majority of independent directors, we would be a “controlled company” as defined by NASDAQ listing standards and thus would not be required to comply with the NASDAQ requirement that our Board consist of a majority of independent directors. A “controlled company” for these purposes is a company of which more than 50% of the voting power is held by an individual, group or another company. Since (i) 100% of our common stock is owned by Holding; (ii) 100% of Holding’s common stock is owned by AHA; and (iii) the Cerberus Entities maintain voting control, in the aggregate, of over 95% of AHA’s outstanding common stock and over 99% of AHA’s outstanding preferred stock, we would satisfy the definition of a “controlled company” and thus would not be subject to the requirement that a majority of our Board consist of “independent directors”, as that term is defined by NASDAQ Rule 4200(a)(15).

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

          Our audit fees to Grant Thornton LLP were $0.7 million in 2007 and $0.4 million in 2006 for professional services rendered in connection with the annual audit and quarterly reviews of the financial statements.

Audit-Related Fees

          Our audit-related fees to Deloitte were less than $0.1 million in 2007 for services related to compliance with the Sarbanes-Oxley Act of 2002 and related rules and regulations. Our audit-related fees to Grant Thornton were less than $0.1 million in 2006 for services related to compliance with the Sarbanes-Oxley Act of 2002 and related rules and regulations.

Tax Fees

          Our tax-related fees to Deloitte were less than $0.1 million for 2007, primarily for professional services rendered with respect to federal and state tax review services and the implementation of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Our tax-related fees to Grant Thornton LLP were less than $0.1 million for 2007, primarily with respect to professional services rendered in federal and state tax review services and the implementation of FIN 48. Our tax-related fees paid to Grant Thornton LLP were less than $0.1 million for 2006, primarily for professional services rendered in return preparation and state tax consulting and review services.

Other Fees

          In 2006, we paid fees of less than $0.1 to Grant Thornton LLP primarily related to an audit of the stand-alone financial statements of Holding. In 2007, there were no Other Fees paid.

Audit Fee Approval

          The percentage of fees paid to Grant Thornton LLP for audit fees, audit-related fees, tax fees and all other fees that were approved by the Company’s Audit Committee was 100% in fiscal 2007 and 2006.

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this report:

(1)	Financial Statements
		Page
	Report of Independent Registered Public Accounting Firm	60
	Consolidated Balance Sheets as of December 31, 2007 and 2006	61
	Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005	62
	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005	63-64
	Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Loss) for the years ended December 31, 2007, 2006, and 2005	65
	Notes to the Consolidated Financial Statements	66

(2)	Financial Statement Schedule

	Valuation and Qualifying Accounts	114

(3)	List of Exhibits

	The exhibits listed in the Exhibit Index, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this annual report on Form 10-K	160

(b)	Exhibits

	See the Exhibit Index	160

(c)	Separate Financial Statements and Schedules

	None.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Date: March 28, 2008

REMINGTON ARMS COMPANY, INC.

By:	/S/ THOMAS L. MILLNER

	Name:	Thomas L. Millner
	Title:	Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas L. Millner	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2008

Thomas L. Millner

/s/ Stephen P. Jackson, Jr.	Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)	March 28, 2008

Stephen P. Jackson, Jr.

/s/ Paul A. Miller	Chairman and Director	March 28, 2008

Paul A. Miller

/s/ Bobby R. Brown	Director	March 28, 2008

Bobby R. Brown

/s/ Grant Gregory	Director	March 28, 2008

Grant Gregory

/s/ Michael W. Hagee	Director	March 28, 2008

Michael W. Hagee

/s/ George A. Joulwan	Director	March 28, 2008

George A. Joulwan

/s/ George Kollitides, II	Director	March 28, 2008

George Kollitides, II

/s/ Walter McLallen	Director	March 28, 2008

Walter McLallen

/s/ Scott Parker	Director	March 28, 2008

Scott Parker

Signature	Title	Date

/s/ James J. Pike	Director	March 28, 2008

James J. Pike

	Director	March 28, 2008

Edward H. Rensi

/s/ Madhu Satyanarayana	Director	March 28, 2008

Madhu Satyanarayana

/s/ Frank A. Savage	Director	March 28, 2008

Frank A. Savage

/s/ George Zahringer III	Director	March 28, 2008

George Zahringer III

          Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

          No annual report or proxy material has been or will be distributed to our sole stockholder, RACI Holding, Inc.

EXHIBIT INDEX
Form 10-K for Fiscal Year Ended December 31, 2007

Exhibit Number	Description of Document

2.1

Asset Purchase Agreement, dated as of November 24, 1993, among Remington Arms Company, Inc., formerly named RACI Acquisition Corporation (“Remington”), E.I. du Pont de Nemours and Company (“DuPont”) and Sporting Goods Properties, Inc., formerly named Remington Arms Company, Inc. (“Sporting Goods”); previously filed as Exhibit 2.1 to Registration Statement No. 333-04520, 333-04520-01 under the Securities Act of 1933, as amended, filed May 3, 1996 by Remington and RACI Holding, Inc. (“Holding”), and herein incorporated by reference.

2.2

Understanding and Agreement Regarding Product Liability Litigation, dated as of June 1, 1996, between DuPont and Remington; previously filed as Exhibit 2.2 to Amendment No. 2 to Registration Statement No. 333-04520, 333-04520-01 under the Securities Act of 1933, as amended, filed April 23, 1997 by Remington and Holding, and herein incorporated by reference.

2.3

Non-Competition Agreement, dated as of December 1, 1993, among DuPont, Sporting Goods and Remington; previously filed as Exhibit 2.3 to Registration Statement No. 333-04520, 333-04520-01 under the Securities Act of 1933, as amended, filed May 3, 1996 by Remington and Holding, and herein incorporated by reference.

2.4

Product Liability Services and Defense Coordination Agreement, dated as of December 1, 1993, among DuPont, Sporting Goods and Remington; previously filed as Exhibit 2.4 to Registration Statement No. 333-04520, 333-04520-01 under the Securities Act of 1933, as amended, filed May 3, 1996 by Remington and Holding, and herein incorporated by reference.

2.5

Environmental Liability Services Agreement, dated as of December 1, 1993, between DuPont and Remington; previously filed as Exhibit 2.5 to Registration Statement No. 333-04520, 333-04520-01 under the Securities Act of 1933, as amended, filed May 3, 1996 by Remington and Holding, and herein incorporated by reference.

3.1

Certificate of Incorporation of Remington, dated October 21, 1993, as amended on November 23, 1993; previously filed as Exhibit 3.3 to Registration Statement No. 33-74194, under the Securities Act of 1933, as amended, filed January 14, 1994 by Remington and Holding, and herein incorporated by reference.

3.2

Remington Arms Company, Inc. By-Laws, as amended and restated on October 10, 2007; previously filed as Exhibit 3.2 to Remington’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2007, filed November 14, 2007, and herein incorporated by reference.

3.3

Certificate of Formation of RA Brands L.L.C., dated June 29, 2000; previously filed as Exhibit 3.5 to Amendment No. 1 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed May 16, 2003 by Remington, and herein incorporated by reference.

3.4

Limited Liability Company Agreement of RA Brands, L.L.C., dated June 30, 2000; previously filed as Exhibit 3.6 to Amendment No. 1 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed May 16, 2003 by Remington, and herein incorporated by reference.

4.1

Specimen of Holding Class A Common Stock Certificate; previously filed as Exhibit 4.1 to Holding’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed March 30, 1998, and herein incorporated by reference.

4.2	Specimen of Holding Class B Common Stock Certificate; previously filed as Exhibit 4.2 to

Holding’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed March 30, 1998, and herein incorporated by reference.

4.3

Indenture, dated as of January 24, 2003, among Remington, RBC Holding, Inc., RA Brands, L.L.C., RA Factors, Inc. and U.S. Bank National Association with respect to Remington’s 10½% Senior Notes due 2011 (the form of which is included in such Indenture); previously filed as Exhibit 4.7 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003 by Remington, and herein incorporated by reference.

4.4

Supplemental Indenture, dated as of May 17, 2007, by and among Remington, U.S. Bank National Association, and RA Brands, L.L.C.; previously filed as Exhibit 4.1 to Remington’s Current Report on Form 8-K, filed May 21, 2007, and herein incorporated by reference.

10.1

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

10.5

Pledge Agreement, dated January 24, 2003, between Remington and Wachovia Bank, National Association, as administrative and collateral agent; previously filed as Exhibit 10.23 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003 by Remington, and herein incorporated by reference.

10.6

Pledge Agreement, dated January 24, 2003, between Holding and Wachovia Bank, National Association, as administrative and collateral agent; previously filed as Exhibit 10.25 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003 by Remington, and herein incorporated by reference.

10.7

Patent and Trademark Security Agreement, dated January 24, 2003, between RA Brands, L.L.C. and Wachovia Bank, National Association, as administrative and collateral agent; previously filed as Exhibit 10.26 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003 by Remington, and herein incorporated by reference.

10.8

Subsidiary Guaranty, dated January 24, 2003, between RA Brands, L.L.C. and Wachovia Bank, National Association, as administrative and collateral agent; previously filed as Exhibit 10.27 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003 by Remington, and herein incorporated by reference.

10.9

Contribution Agreement, dated January 24, 2003, by and among Remington, RA Factors, Inc., RA Brands, L.L.C., and RBC Holding, Inc., and Wachovia Bank, National Association, as administrative and collateral agent; previously filed as Exhibit 10.29 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed March 31, 2003 by Remington, and herein incorporated by reference.

10.10

Form of Director Stock Subscription Agreement; previously filed as Exhibit 10.2 to Holding’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 1997, filed November 14, 1997, and herein incorporated by reference.*

10.11

Form of Executive Employment Agreement; previously filed as Exhibit 10.38 to Amendment No. 2 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed July 7, 2003 by Remington, and herein incorporated by reference.*

10.12

Director Stock Subscription Agreement; previously filed as Exhibit 10.1 to Holding’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1999, filed August 11, 1999, and herein incorporated by reference.*

10.13

Director Matching Deferred Share Award Agreement; previously filed as Exhibit 10.2 to Holding’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1999, filed August 11, 1999, and herein incorporated by reference.*

10.14

1999 RACI Holding, Inc. Stock Incentive Plan; previously filed as Exhibit 10.3 to Holding’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1999, filed August 11, 1999, and herein incorporated by reference.*

10.15

Form of Management Stock Subscription Agreement; previously filed as Exhibit 10.4 to Holding’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1999, filed August 11, 1999, and herein incorporated by reference.*

10.16

Form of Management Stock Subscription Agreement—Performance Option; previously filed as Exhibit 10.5 to Holding’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1999, filed August 11, 1999, and herein incorporated by reference.*

10.17

Form of Management Stock Subscription Agreement—Service Option; previously filed as Exhibit 10.6 to Holding’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1999, filed August 11, 1999, and herein incorporated by reference.*

10.18

Form of Stock Purchase Right Deferred Share Award Agreement; previously filed as Exhibit 10.7 to Holding’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1999, filed August 11, 1999, and herein incorporated by reference.*

10.19

Form of Matching Deferred Share Award Agreement; previously filed as Exhibit 10.8 to Holding’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1999, filed August 11, 1999, and herein incorporated by reference.*

10.20

Remington Arms Co., Inc. Profit Based Bonus Plan; previously filed as Exhibit 10.11 to Holding’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1999, filed August 11, 1999, and herein incorporated by reference.*

10.21

Form of Management Stock Subscription Agreement; previously filed as Exhibit 10.46 to Holding’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed March 8, 2002, and herein incorporated by reference.*

10.22

Form of Management Stock Option Agreement – Service Option; previously filed as Exhibit 10.47 to Holding’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed March 8, 2002, and herein incorporated by reference.*

10.23

Form of Deferred Share Award Agreement; previously filed as Exhibit 10.48 to Holding’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed March 8, 2002, and herein incorporated by reference.*

10.24

RACI Holding, Inc. 2003 Stock Option Plan, adopted June 13, 2003; previously filed as Exhibit 10.53 to Amendment No. 2 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed July 7, 2003 by Remington, and herein incorporated by reference.*

10.25

Form of RACI Holding, Inc. Management Stock Option Agreement, dated as of June 13, 2003; previously filed as Exhibit 10.54 to Amendment No. 2 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed July 7, 2003 by Remington, and herein incorporated by reference.*

10.26	Form of RACI Holding, Inc. Director Stock Option Agreement, dated as of June 13, 2003; previously filed as Exhibit 10.55 to Amendment No. 2 to Registration Statement No. 333-

104141, under the Securities Act of 1933, as amended, filed July 7, 2003 by Remington, and herein incorporated by reference.*

10.27

Form of RACI Holding, Inc. Management Stock Subscription Agreement; previously filed as Exhibit 10.56 to Amendment No. 2 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed July 7, 2003 by Remington, and herein incorporated by reference.*

10.28

Form of RACI Holding, Inc. Director Stock Subscription Agreement; previously filed as Exhibit 10.57 to Amendment No. 2 to Registration Statement No. 333-104141, under the Securities Act of 1933, as amended, filed July 7, 2003 by Remington, and herein incorporated by reference.*

10.29

Asset Purchase Agreement, dated February 6, 2004, among Remington, RA Brands, L.L.C., Pure Fishing, Inc., Pure Fishing I, LLC and Pure Fishing II, LLC; previously filed as Exhibit 10.1 to Remington’s Current Report on Form 8-K, filed February 19, 2004, and herein incorporated by reference.

10.30

Form of Death Benefit Plan, effective January 1, 2001; previously filed as Exhibit 10.51 to Remington’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 24, 2005, and herein incorporated by reference. *

10.31

Special Supplemental Retirement Plan for Paul Cahan; previously filed as Exhibit 10.53 to Remington’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed March 24, 2005, and herein incorporated by reference. *

10.32

The Remington Arms Company, Inc. Pension and Retirement Plan, January 1, 2001 Restatement; previously filed as Exhibit 10.41 to Remington’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed March 31, 2006, and herein incorporated by reference. *

10.33

The Remington Arms Company, Inc. Supplemental Pension Plan, effective January 1, 1998; previously filed as Exhibit 10.43 to Remington’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed March 31, 2006, and herein incorporated by reference. *

10.34

Amended and Restated Credit Agreement, dated March 15, 2006, by and among Remington, RA Factors, Inc., Wachovia Bank, National Association, as Agent and Lender and other financial institutions party to the Amended and Restated Credit Agreement; previously filed as Exhibit 10.1 to Remington’s Current Report on Form 8-K, filed March 21, 2006, and herein incorporated by reference.

10.35

The Remington Arms Company, Inc. 2006 Long Term Incentive Plan; previously filed as Exhibit 10.1 to Remington’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2006, filed November 14, 2006, and herein incorporated by reference.*

10.36

The Remington Supplemental Savings Plan, amended and restated as of August 2006; previously filed as Exhibit 10.2 to Remington’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2006, filed November 14, 2006, and herein incorporated by reference.*

10.37

Severance Agreement, dated as of December 31, 2006, between Remington and Stephen P. Jackson, previously filed as Exhibit 10.1 to Remington’s Current Report on Form 8-K, filed December 7, 2006, and herein incorporated by reference.*

10.38

Summary of Amendments to The Remington Arms Company, Inc. Pension and Retirement Plan and The Remington Arms Company, Inc. Supplemental Pension Plan, previously filed as Exhibit 10.45 to Remington’s Annual Report on Form 10-K, filed April 2, 2007, and herein incorporated by reference.*

10.39	Description of 2007 Incentive Compensation Plan, previously filed as Exhibit 10.47 to Remington’s Annual Report on Form 10-K, filed April 2, 2007, and herein incorporated by reference.*

10.40	Confidential Settlement Agreement, dated as of March 16, 2007, between Remington,

Holding, The Clayton & Dubilier Private Equity Fund IV, L.P. (the “CDR Fund”), Clayton & Dubilier Associates IV Limited Partnership, Clayton Dubilier & Rice, Inc., Thomas Millner, Leon Hendrix, Michael Babiarz, Bruckmann, Rosser, Sherrill & Co., LLC, Bruckmann, Rosser, Sherrill & Co. II, L.P. (the “BRS Fund”), BRSE, L.L.C., Bruckmann Rosser Sherrill & Co., Inc., and Robert Haskin, previously filed as Exhibit 10.1 to Remington’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2007, filed May 7, 2007, and herein incorporated by reference.

10.41

First Amendment to Amended and Restated Credit Agreement, dated May 31, 2007, by and among Remington, Wachovia Bank, National Association, and the lenders from time to time parties thereto; previously filed as Exhibit 4.2 to Remington’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2007, filed August 20, 2007, and herein incorporated by reference.

10.42

Executive Employment Agreement, dated as of May 31, 2007, between Remington and Thomas L. Millner; previously filed as Exhibit 10.1 to Remington’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2007, filed August 20, 2007, and herein incorporated by reference.*

10.43

Executive Employment Agreement, dated as of May 31, 2007, between Remington and Stephen Jackson; previously filed as Exhibit 10.2 to Remington’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2007, filed August 20, 2007, and herein incorporated by reference.*

10.44

Executive Employment Agreement, dated as of May 31, 2007, between Remington and E. Scott Blackwell; previously filed as Exhibit 10.3 to Remington’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2007, filed August 20, 2007, and herein incorporated by reference.*

10.45

Executive Employment Agreement, dated as of May 31, 2007, between Remington and John DeSantis; previously filed as Exhibit 10.4 to Remington’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2007, filed August 20, 2007, and herein incorporated by reference.*

10.46

Executive Employment Agreement, dated as of May 31, 2007, between Remington and Paul Cahan; previously filed as Exhibit 10.5 to Remington’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2007, filed August 20, 2007, and herein incorporated by reference.*

10.47

Executive Employment Agreement, dated as of May 31, 2007, between Remington and Mark Little; previously filed as Exhibit 10.6 to Remington’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2007, filed August 20, 2007, and herein incorporated by reference.*

10.48

Severance Agreement, dated as of May 31, 2007, between Remington and Donald Campbell; previously filed as Exhibit 10.7 to Remington’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2007, filed August 20, 2007, and herein incorporated by reference.*

10.49

Confidential Severance Agreement and General Release, dated as of August 31, 2007, between Remington and Paul L. Cahan; previously filed as Exhibit 10.1 to Remington’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2007, filed November 14, 2007, and herein incorporated by reference.*

10.50

Union Extension Agreement, dated as of September 14, 2007, between Remington and the International Union, United Mine Workers of America, previously filed as Exhibit 10.2 to Remington’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2007, filed November 14, 2007, and herein incorporated by reference.*

10.51	Severance Agreement, dated as of October 25, 2007, between Remington and Jeff Costantin.*

10.52	Collective Bargaining Agreement, dated as of October 27, 2007, between Remington, the International Union, and United Mine Workers of America.*

10.53

Joinder Agreement, Second Amendment and Supplement to Amended and Restated Credit Agreement, dated as of November 13, 2007, between Remington, RA Brands, L.L.C., and Wachovia Bank, National Association.

10.54

Stock Purchase Agreement, dated as of December 21, 2007, by and among Remington, The Marlin Firearms Company, the Shareholders of The Marlin Firearms Company thereto and Frank Kenna, III, as Shareholders’ Representative, previously filed as Exhibit 10.1 to Remington’s Current Report on Form 8-K, filed December 28, 2007, and herein incorporated by reference.

10.55

Joinder Agreement and Supplement to Amended and Restated Credit Agreement, dated as of January 28, 2008, between Remington, RA Brands, L.L.C., The Marlin Firearms Company, and H&R 1871, LLC, and Wachovia Bank, National Association.

10.56	Executive Employment Agreement, dated as of February 4, 2008, between Remington and Theodore H. Torbeck.*

10.57	Description of 2008 Incentive Compensation Plan.*

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges.

16.1

Letter from PricewaterhouseCoopers LLP to the United States Securities and Exchange Commission regarding change in certifying accountant, dated November 15, 2005; previously filed as Exhibit 16 to Remington’s Current Report on Form 8-K, filed November 15, 2005, and herein incorporated by reference.

21.1	List of Subsidiaries.

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Press Release, dated February 10, 2004, previously filed as Exhibit 99.1 to Remington’s Current Report on Form 8-K, filed February 19, 2004, and herein incorporated by reference.

99.2

Stock Purchase Agreement, dated as of April 4, 2007, among American Heritage Arms, LLC, as Buyer, Holding and the stockholders of Holding, including the ownership interests represented by the BRS Fund and the CDR Fund, as Sellers and the stock option holders of Holding, previously filed as Exhibit 99.1 on Remington’s Current Report on Form 8-K/A, filed April 12, 2007, and herein incorporated by reference.

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