Form 10-Q
period 2008-03-31
REMINGTON ARMS CO INC/
filed 2008-05-15
CIK 916504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

March 31, 2008

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
          Yes ☐  No ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

          (do not check if a smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          Yes ☐  No ☒

          At May 7, 2008, the number of shares outstanding of each of the issuer’s classes of common stock is as follows: 1,000 shares of Class A Common Stock, par value $.01 per share.

REMINGTON ARMS COMPANY, INC.

FORM 10-Q

March 31, 2008

Remington Arms Company, Inc.
Consolidated Balance Sheets
(Dollars in Millions, Except Per Share Data)

	Successor		Predecessor

	Unaudited		Unaudited

	March 31, 2008	December 31, 2007	March 31, 2007

ASSETS
Current Assets
Cash and Cash Equivalents	$0.4	$23.4	$0.3
Accounts Receivable Trade - net	95.1	72.8	103.9
Inventories - net	147.7	116.9	133.3
Supplies	6.2	6.3	7.5
Prepaid Expenses and Other Current Assets	23.7	18.2	13.3
Deferred Tax Assets	6.3	11.1	2.0

Total Current Assets	279.4	248.7	260.3

Property, Plant and Equipment - net	116.2	102.7	67.5
Goodwill and Intangibles - net	148.9	132.6	59.1
Debt Issuance Costs - net	4.3	4.7	5.3
Deferred Tax Assets	0.1	—	—
Other Noncurrent Assets	19.5	13.4	11.0

Total Assets	$568.4	$502.1	$403.2

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$36.9	$30.4	$32.3
Book Overdraft	3.3	5.3	5.9
Short-Term Debt	3.3	3.5	2.9
Current Portion of Long-Term Debt	6.3	4.8	0.4
Current Portion of Product Liability	3.3	3.1	2.9
Income Taxes Payable	0.3	0.1	0.1
Other Accrued Liabilities	42.5	34.9	49.7

Total Current Liabilities	95.9	82.1	94.2

Long-Term Debt, net of Current Portion	251.9	225.0	249.7
Retiree Benefits, net of Current Portion	46.8	42.8	45.1
Product Liability, net of Current Portion	9.7	9.3	8.0
Deferred Tax Liabilities	31.4	28.4	11.3
Other Long-Term Liabilities	7.8	6.5	3.8

Total Liabilities	443.5	394.1	412.1

Commitments and Contingencies

Stockholder’s Equity (Deficit)
Total Stockholder’s Equity (Deficit)	124.9	108.0	(8.9)

Total Liabilities and Stockholder’s Equity (Deficit)	$568.4	$502.1	$403.2

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statements of Operations
(Dollars in Millions)
(Unaudited)

	Year-to-date March 31,

	Successor	Predecessor

	2008	2007

Net Sales (1)	$122.1	$102.3

Cost of Goods Sold	93.2	71.3

Gross Profit	28.9	31.0

Selling, General and Administrative Expenses	23.9	18.7

Research and Development Expenses	1.8	1.5

Other Income, net	(0.6)	(0.8)

Operating Profit	3.8	11.6

Interest Expense	6.0	6.4

Income (Loss) from Operations before Income Taxes	(2.2)	5.2

Income Tax Provision (Benefit)	(0.8)	0.4

Net Income (Loss)	$(1.4)	$4.8

(1) Sales are presented net of Federal Excise taxes of $9.2 and $7.2 for the year-to-date periods ended March 31, 2008 and 2007, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Year-to-date March 31,

	Successor	Predecessor

	2008	2007

Operating Activities
Net Income (Loss)	$(1.4)	$4.8
Adjustments to reconcile Net Income (Loss) to Net Cash used in Operating Activities:
Depreciation and Amortization	4.7	2.9
Pension Plan Contributions	(2.8)	(1.8)
Pension Plan Expense (Benefit)	(0.1)	2.3
Provision for Deferred Income Taxes, net	(0.9)	0.2
Other Non-cash Charges	2.3	0.2
Changes in Operating Assets and Liabilities net of effects of acquisition:
Accounts Receivable Trade - net	(12.7)	(11.1)
Inventories	(8.9)	(22.5)
Prepaid Expenses and Other Current Assets	(13.8)	(0.4)
Other Noncurrent Assets	(1.1)	0.6
Accounts Payable	3.3	1.5
Income Taxes Payable	0.2	(0.1)
Other Liabilities	12.0	(5.5)

Net Cash used in Operating Activities	(19.2)	(28.9)

Investing Activities
Purchase of Property, Plant and Equipment	(3.0)	(1.4)
Premiums paid for Company Owned Life Insurance	—	(0.1)
Payment for purchase of Marlin Firearms, net of cash acquired	(46.6)	—

Net Cash used in Investing Activities	(49.6)	(1.5)

Financing Activities
Proceeds from Revolving Credit Facility	49.1	47.9
Payments on Revolving Credit Facility	(20.3)	(19.1)
Cash Contributions Received from Parent	18.2	0.1
Principal Payments on Long-Term Debt	(0.1)	(0.1)
Change in Book Overdraft	(2.0)	1.4

Net Cash provided by Financing Activities	44.9	30.2

Change in Cash and Cash Equivalents	(23.9)	(0.2)
Cash and Cash Equivalents at Beginning of Period	24.3	0.5

Cash and Cash Equivalents at End of Period	$0.4	$0.3

Supplemental Cash Flow Information:
Cash Paid for:
Interest	$0.7	$0.7
Previously accrued Capital Expenditures	$0.9	$0.6
Noncash Investing and Financing Activities:
Financing of insurance policies	$3.3	$2.9
Conversion of Parent Company Stock Liability to Equity	$—	$0.1

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statement of Stockholder’s Equity (Deficit) and Comprehensive Income
(Dollars in Millions)
(Unaudited)

	Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder’s Equity (Deficit)

Balance, December 31, 2007	$124.2	$(5.7)	$(10.5)	$108.0

Comprehensive Income (Loss):
Net Loss	—	—	(1.4)	(1.4)
Other comprehensive income:
Net derivative gains, net of tax effect of $1.3	—	2.1	—	2.1
Net derivative gains reclassified as earnings, net of tax effect of ($1.2)	—	(2.0)	—	(2.0)

Total Comprehensive Loss				(1.3)

Cash Contributions from Parent	18.2	—	—	18.2

Balance, March 31, 2008	$142.4	$(5.6)	$(11.9)	$124.9

The accompanying notes are an integral part of these consolidated financial statements.

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

Note 1 - Basis of Presentation

          The accompanying unaudited interim consolidated financial statements of Remington Arms Company, Inc. (“Remington”) includes the financial results of The Marlin Firearms Company (“Marlin”) and its subsidiary, H&R 1871, LLC (“H&R”) (as of February 1, 2008), as well as the accounts of Remington’s other wholly owned subsidiaries, RA Brands, L.L.C. (“RA Brands”) and Remington Steam, LLC (“Remington Steam”) (collectively with Remington, the “Company”), and the impact of the Company’s unconsolidated 50% joint venture interest in Remington ELSAG Law Enforcement Systems, LLC (“RELES”) through September 26, 2007, the date the Company sold its interest.

          All significant intercompany accounts and transactions have been eliminated. The accounts of the Company’s parent, RACI Holding, Inc. (“Holding”), which owns 100% of the 1,000 shares authorized, issued and outstanding of Remington common stock (par value $0.01 per share), and those of American Heritage Arms, LLC (now American Heritage Arms, Inc.) (“AHA”), the 100% owner of Holding, are not presented herein. Significant transactions between the Company, Holding and AHA and the related balances are reflected in the unaudited interim consolidated financial statements and related disclosures.

          On May 31, 2007, 100% of the shares of Holding, the sole stockholder of Remington, were purchased by AHA, an affiliate of Cerberus Capital Management, L.P. (“CCM”, and along with CCM's affiliates other than operating portfolio companies, collectively “Cerberus”).

          Although Remington continued as the same legal entity after May 31, 2007, the accompanying unaudited interim consolidated statement of operations, cash flows and stockholder's equity (deficit) are presented for two periods: predecessor and successor, which relate to the period preceding May 31, 2007 and the period succeeding May 31, 2007, respectively. The Company refers to the operations of Remington and its subsidiaries for both the predecessor and successor periods.

          In accordance with the guidelines set forth in SAB Topic 5J, “Miscellaneous Accounting, Pushdown Basis of Accounting Required in Certain Limited Circumstances”, the purchase price paid by AHA for Holding plus related purchase accounting adjustments have been “pushed-down” and recorded in our financial statements for the period subsequent to May 31, 2007. This has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the “successor” period beginning June 1, 2007. Information for all “predecessor” periods prior to the acquisition of Holding by AHA is presented using our historical basis of accounting. As a result of the application of purchase accounting, the predecessor periods are not comparable to the successor period.

          The acquisition of Holding by AHA and the allocation of the purchase price to the opening balance sheet accounts of the successor have been recorded as of the beginning of the first day of our new accounting period (June 1, 2007). The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting.

          In addition, on January 28, 2008, 100% of the shares of Marlin were purchased by Remington (the “Marlin Acquisition”). The Marlin Acquisition includes Marlin’s 100% ownership interest in H&R. Although the Marlin Acquisition closed on January 28, 2008, based on the accounting policies adopted by Marlin and in place prior to the Marlin Acquisition, full financial statements were not available for the resulting stub period January 28-31, 2008 (the “Stub Period”). In addition, it was determined by the Company that it would require significant effort and time to generate financial statements for the Stub Period. Based on materiality tests performed using guidance from SAB Topic 1 (M1), the Marlin Stub Period was deemed immaterial to the unaudited interim consolidated financial statements and thus, Remington will report consolidated financial statements with Marlin financial data beginning February 1, 2008.

          The accompanying unaudited interim consolidated financial statements of Remington have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation of the unaudited interim consolidated financial

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

statements have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. The year-end balance sheet information for 2007 was derived from the audited consolidated financial statements for the year ended December 31, 2007, but does not include all disclosures required by generally accepted accounting principles.

          These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Remington and subsidiaries as of and for the year ended December 31, 2007, and any Current Reports on Form 8-K filed subsequent to December 31, 2007.

Note 2 – Acquisitions

Acquisition by American Heritage Arms, Inc. (formerly American Heritage Arms, LLC)

          The shares of Holding, the sole stockholder of Remington, were purchased by AHA on May 31, 2007 (the “Closing Date”), pursuant to the stock purchase agreement dated as of April 4, 2007 (the “Stock Purchase Agreement”), between Holding, its stockholders and holders of deferred stock (including the ownership interests represented by Bruckmann, Rosser, Sherrill & Co. II, L.P. and the Clayton & Dubilier Private Equity Fund IV Limited Partnership), as well as the Holding stock option holders (the “AHA Acquisition”).

          The AHA Acquisition was financed with $125.0 of funds contributed to AHA by its members and approximately $14.5 of borrowings from Remington’s Revolving Credit Facility.

          The preliminary value of the AHA Acquisition as of May 31, 2007 was estimated to be $416.6, based on preliminary valuation estimates, which included the assumption of all of Remington’s approximately $85.2 of funded indebtedness related to the Amended and Restated Credit Agreement, dated March 15, 2006, by and among Remington, Wachovia Bank, National Association (“Wachovia”), RA Factors, Inc., and the lenders from time to time parties thereto (the “Amended and Restated Credit Agreement”), the $200.0 principal amount ($203.8 estimated fair value at May 31, 2007) of Remington’s 10½% Senior Notes due 2011 (the “Notes”) and approximately $3.4 of certain other indebtedness at the Closing Date. The payment for the Common Stock and converted deferred shares of Common Stock, the stock option cancellation payment and repayment of the Holding Notes was funded by AHA’s available cash. In addition, Remington obtained all necessary waivers, amendments and consents so that Remington’s Credit Agreement and the indebtedness evidenced by the Notes remained outstanding and not in default.

          The AHA Acquisition was accounted for as a business combination using the purchase method of accounting, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”), whereby the purchase price (including assumed liabilities) is allocated and pushed down to the assets acquired based on their estimated fair market values at the date of the AHA Acquisition. An independent third party appraiser was engaged to assist management and perform valuations of certain of the tangible and intangible assets acquired as of May 31, 2007. The excess of the purchase price over the fair value of the Company's net assets was allocated to goodwill.

          The allocation of the purchase price is based upon preliminary valuation data and our estimates, assumptions and allocation to segments are subject to change. The potential liabilities associated with improvement initiatives have not yet been finalized and may change. Any individual item or combination of the items could also impact values applied to deferred income taxes and segment allocations. Goodwill would change if any of the other valuations of any asset or liabilities changes.

          Following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of June 1, 2007 based on preliminary valuations, as well as subsequent adjustments through the period ended March 31, 2008:

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

	As of June 1, 2007	Net Adjustments	As of March 31, 2008

Inventory	$180.9	$(2.1)	$178.8
Other Current Assets	136.4	0.2	136.6
Property, Plant and Equipment	104.2	0.3	104.5
Goodwill	67.0	(6.0)	61.0
Identifiable Intangible Assets	73.9	(0.9)	73.0
Other Long-Term Assets	22.1	—	22.1

Total Assets Acquired	584.5	(8.5)	576.0

Current Liabilities	91.6	0.2	91.8
Revolving Credit Facility	85.2	—	85.2
10 ½% Senior Notes Due 2011	203.8	—	203.8
Pension & OPEB	40.9	(9.5)	31.4
Other Non-Current Liabilities	38.8	0.8	39.6

Total Liabilities Assumed	460.3	(8.5)	451.8

Estimated AHA Acquisition Cost	$124.2	$—	$124.2

          As part of the application of purchase accounting, the Company recorded an initial estimate associated with goodwill and identifiable intangible assets to each reporting segment of $67.0 and $73.9, respectively. Subsequent to that, net adjustments of ($6.0) decreased the balance of goodwill to $61.0 and net adjustments of ($0.9) decreased the balance of identifiable intangible assets to $73.0. The goodwill adjustments were related to inventory ($2.1), other current deferred tax assets ($0.2), and property, plant and equipment ($0.3) to include capital leases and the impact of recording actual versus estimated depreciation on the revalued fixed assets, offset by adjustments to current liabilities related to current deferred tax assets and accrued expenses ($0.2), a decrease to the OPEB pension liability based on additional valuation data ($9.5), as well as other non-current liabilities ($0.8) based on updated valuation data relating to the product liability and workers compensation reserves and long-term income taxes payable and long-term deferred tax liabilities.

          For income tax purposes, since the AHA Acquisition was a purchase of stock, the respective tax basis of the assets and liabilities were not changed. The identifiable intangibles and goodwill are not deductible for tax purposes.

Acquisition of The Marlin Firearms Company

          Remington completed its acquisition of all of the outstanding shares of Class A and Class B Common Stock (collectively, the “Shares”) of Marlin on January 28, 2008 (the “Marlin Closing Date”), from the shareholders of Marlin (collectively, the “Marlin Sellers”) pursuant to a stock purchase agreement (the “Marlin Stock Purchase Agreement”) dated as of December 21, 2007 by and among Marlin, Remington, the Marlin Sellers party thereto, and Frank Kenna, III, solely in his capacity as the Shareholders’ Representative. The Marlin Acquisition includes Marlin’s 100% ownership interest in H&R.

          On the Marlin Closing Date, Remington acquired all of the capital stock of Marlin, consisting of 86,773 shares of issued and outstanding Class A Common Stock, par value $25 per share, and 760,936 shares of issued and outstanding Class B Common Stock, no par value, $0.01 stated value.

          The Marlin Acquisition was accounted for as a business combination using the purchase method of accounting, in accordance with SFAS 141, whereby the purchase price (including assumed liabilities) is allocated

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

and pushed down to the assets acquired based on their estimated fair market values at the date of the Marlin Acquisition.

          The total estimated acquisition cost for the Marlin Acquisition is estimated to be approximately $48.4 (the “Acquisition Cost”). The following is a summary of certain material transactions related to the closing of the Marlin Acquisition:

•

Remington purchased the Shares and paid other related fees and expenses associated with the Marlin Acquisition with available cash on hand, funds available under existing credit facilities and an equity contribution provided by AHA to Remington through Remington’s parent, Holding.

•

Remington paid the Marlin Sellers aggregate consideration of $38.6 (the “Consideration”), of which $2.6 was withheld to pay fees incurred by the Marlin Sellers and $5.2 was withheld and deposited into an escrow account to secure certain indemnity obligations of the Marlin Sellers (the “Escrow Amount”) under the Marlin Stock Purchase Agreement. Any unused portion of the Escrow Amount will be released to the Marlin Sellers in two equal portions on two dates that are twelve and eighteen months following the Marlin Closing Date.

•	Remington paid approximately $3.2 of Marlin Acquisition-related fees and expenses.

•

At the Marlin Closing Date and on behalf of Marlin, Remington repaid approximately $6.3 of borrowings under the Marlin Amended and Restated Commercial Revolving Line of Credit Agreement between Marlin and Webster Bank, National Association.

•

In addition to the Consideration, $2.8 was withheld in accordance with the Marlin Stock Purchase Agreement related to the estimated underfunding of Marlin’s pension plan as of the Marlin Closing Date. Per the terms of the Marlin Stock Purchase Agreement, if the actual amount of the underfunding of the Marlin pension plan as of the Marlin Closing Date was found to be less than $2.8 as finally determined, Remington would increase the Consideration paid to the Marlin Sellers by the amount of such difference. The actual amount of the underfunding was subsequently determined to be $0.3 and was paid on May 1, 2008.

          In conjunction with the Marlin Acquisition, the estimated Acquisition Cost is allocated to reflect the fair value of the assets acquired and liabilities assumed as of the Marlin Closing Date in accordance with SFAS 141. The preliminary allocation for the Marlin Acquisition is listed below. The preliminary allocation is subject to completion of final fair value allocations. The actual amounts that will be recorded based upon final assessment of fair values may differ substantially from the information presented in these unaudited pro forma condensed combined financial statements.

As of February 1, 2008

Inventory	$25.0
Other Current Assets	11.6
Property, Plant and Equipment	15.6
Goodwill	6.0
Trade Names and Trademarks	8.7
Customer Relationships	2.2
Other Long-Term Assets	5.9

Total Assets Acquired	75.0

Current Liabilities	14.3
Pension & OPEB	7.1
Other Non-Current Liabilities	5.2

Total Liabilities Assumed	26.6

Estimated Acquisition Cost	$48.4

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

          In connection with the closing of the Marlin Acquisition, Remington entered into the Joinder Agreement and Supplement to Amended and Restated Credit Agreement (the “Joinder Agreement”) on January 28, 2008, by and among Remington and RA Brands, L.L.C., as the existing borrowers, Marlin and H&R, as the new borrowers, Wachovia, in its capacity as administrative and collateral agent for various financial institutions (the “Lenders”), and such Lenders. Pursuant to the Joinder Agreement, each of Marlin and H&R became a “Borrower” under that certain Amended and Restated Credit Agreement by and among Remington, Wachovia, certain subsidiaries of Remington, and the lenders from time to time a party thereto, dated March 15, 2006 and as amended on May 31, 2007 and November 13, 2007.

          Pro Forma Financial Information

          The following unaudited pro forma results of operations assume that both the AHA Acquisition occurred at the beginning of 2007 and the Marlin Acquisition occurred at the beginning of the respective years. The results have been adjusted for the impact of certain AHA Acquisition-related items, such as additional depreciation expense of property, plant and equipment; additional amortization expense of identified intangible assets; additional interest expense on acquisition debt, net of bond premium amortization; recognition of write-up in cost of sales as inventory is sold and the related income tax effects. The results have also been adjusted for the impact of certain Marlin Acquisition-related items, such as additional sales, depreciation expense of property, plant and equipment; additional amortization expense of identified intangible assets; additional interest expense on the Term Loan; recognition of write-up in cost of sales as inventory is sold and the related income tax effects. Income taxes are provided at the estimated effective rate. This unaudited pro forma information should not be relied upon as necessarily being indicative of historical results that would have been obtained if the AHA Acquisition and the Marlin Acquisition had actually occurred on those dates, nor the results that may be obtained in the future.

Unaudited Pro Forma Financial Results	For the Three Months Ended

	March 31, 2008	March 31, 2007

Net Sales	$127.0	$122.2
Operating Income (Loss)	3.9	(7.7)
Net Loss	(1.3)	(19.2)

Note 3 – Significant Accounting Policies

          Significant accounting policies used by the Company as a result of the Marlin Acquisition that differ from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 are as follows:

Inventories:

          As part of the Marlin Acquisition, the Company now accounts for a portion of its inventory under a Last In First Out (“LIFO”) assumption under the double extension method. The Marlin Acquisition resulted in a new basis for the value of the Company’s inventory. Accordingly, inventory was adjusted to its estimated fair value as of February 1, 2008, which was estimated to be approximately $25.0 over its previous net book value. As a result of the adjustment to fair value, the LIFO and FIFO values were the same at the Marlin Acquisition date for the inventory that is on LIFO.

Fair Value of Financial Instruments:

          As a result of the Marlin Acquisition, the Company assumed life insurance policies for certain officers, key employees and retired employees of Marlin, some of who remained employed with the Company after the Marlin Acquisition. These insurance policies are shown on the consolidated balance sheet with other assets at their fair

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

value. The fair value of the life insurance policies is estimated based on the cash surrender values, net of related policy loans.

Deferred Compensation:

          As a result of the Marlin Acquisition, the Company assumed certain deferred compensation agreements with certain officers and key employees. These agreements provide for payment of specified amounts over ten years beginning at the time of retirement or death of the individuals. The Company accrues the future liability over the anticipated remaining years of service of such individuals. Amounts are accrued on a present value discounted basis during the employee’s service and retirement periods and have been included in other accrued liabilities on the consolidated balance sheet.

          Significant accounting policies adopted by the Company in the first quarter of 2008 are as follows:

Fair Value Measurements:

          The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), on January 1, 2008. SFAS 157 (1) creates a single definition of fair value, (2) establishes a framework for measuring fair value, and (3) expands disclosure requirements about items measured at fair value. SFAS 157 applies to both items recognized and reported at fair value in the financial statements and items disclosed at fair value in the notes to the financial statements. SFAS 157 does not change existing accounting rules governing what can or what must be recognized and reported at fair value in the Company’s financial statements, or disclosed at fair value in the Company’s notes to the financial statements. Additionally, SFAS 157 does not eliminate practicability exceptions that exist in accounting pronouncements amended by SFAS 157 when measuring fair value. As a result, the Company will not be required to recognize any new assets or liabilities at fair value.

          Prior to SFAS 157, certain measurements of fair value were based on the price that would be paid to acquire an asset, or received to assume a liability (an entry price). SFAS 157 clarifies the definition of fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (that is, an exit price). The exit price is based on the amount that the holder of the asset or liability would receive or need to pay in an actual transaction (or in a hypothetical transaction if an actual transaction does not exist) at the measurement date. In some circumstances, the entry and exit price may be the same; however, they are conceptually different.

          Fair value is generally determined based on quoted market prices in active markets for identical assets or liabilities. If quoted market prices are not available, the Company uses valuation techniques that place greater reliance on observable inputs and less reliance on unobservable inputs. In measuring fair value, the Company may make adjustments for risks and uncertainties, if a market participant would include such an adjustment in its pricing.

          SFAS 157 establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). Determining where an asset or liability falls within that hierarchy depends on the lowest level input that is significant to the fair value measurement as a whole. An adjustment to the pricing method used within either level 1 or level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. The hierarchy consists of three broad levels as follows:

Level 1 – Quoted market prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than level 1 inputs that are either directly or indirectly observable; and

Level 3 – Unobservable inputs developed using the Company’s estimates and assumptions, which reflect those that market participants would use.

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

	Fair value measurements at March 31, 2008 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

	Level 1	Level 2	Level 3	Total

Assets:
Commodity Contract Derivatives	Not applicable	$9.6	Not applicable	Not applicable
Life Insurance Policies	$5.8	Not applicable	Not applicable	Not applicable
Liabilities:
None	Not applicable	Not applicable	Not applicable	Not applicable

          As shown above, commodity contract derivatives valued based on fair values provided by the Company’s commodity brokers are classified within level 2 of the fair value hierarchy. Life insurance policies valued by using cash surrender values, net of related policy loans, are classified within level 1 of the fair value hierarchy. The determination of where an asset or liability falls in the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter based on various factors and it is possible that an asset or liability may be classified differently from quarter to quarter. However, the Company expects that changes in classifications between different levels will be rare.

          Most derivative contracts are not listed on an exchange and require the use of valuation models. Consistent with SFAS 157, the Company attempts to maximize the use of observable market inputs in its models. When observable inputs are not available, the Company defaults to unobservable inputs. Derivatives valued based on models with significant unobservable inputs and that are not actively traded, or trade activity is one way, are classified within level 3 of the fair value hierarchy.

          Some financial statement preparers have reported difficulties in applying SFAS 157 to certain nonfinancial assets and nonfinancial liabilities, particularly those acquired in business combinations and those requiring a determination of impairment. To allow the time to consider the effects of the implementation issues that have arisen, the FASB issued FSP FAS 157-2 (“FSP 157-2”) on February 12, 2008 to provide a one-year deferral of the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually). As a result of FSP 157-2, the Company has not yet adopted SFAS 157 for nonfinancial assets and liabilities (such as those related to the Marlin Acquisition) that are valued at fair value on a non-recurring basis. The Company is evaluating the impact that the application of SFAS 157 to those nonfinancial assets and liabilities will have on its financial statements.

          In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides the Company with an option to elect fair value as the initial and subsequent measurement attribute for most financial assets and liabilities and certain other items. The fair value option election is applied on an instrument-by-instrument basis (with some exceptions), is irrevocable, and is applied to an entire instrument. The election may be made as of the date of initial adoption for existing eligible items. Subsequent to initial adoption, the Company may elect the fair value option at initial recognition of eligible items, on entering into an eligible firm commitment, or when certain specified reconsideration events occur. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.

          Upon adoption of SFAS 159 on January 1, 2008, the Company did not elect to account for any assets and liabilities under the scope of SFAS 159 at fair value.

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

Note 4 – Inventories

          Inventories consisted of the following at:

	(Unaudited)

	Successor		Predecessor

	March 31, 2008	December 31, 2007	March 31, 2007

Raw Materials	$27.6	$22.7	$26.1
Semi-Finished Products	34.7	27.1	26.0
Finished Products	84.7	67.1	81.2

Subtotal	147.0	116.9	133.3
LIFO Adjustment	0.7	—	—

Total	$147.7	$116.9	$133.3

          Inventories for the majority of the Firearms, Ammunition and All Other segments are stated at the lower of cost or market. The cost of inventories is determined by the first-in, first-out (“FIFO”) method. Inventory costs associated with Semi-Finished Products and Finished Products include material, labor, and overhead while costs associated with Raw Materials include primarily material. The Company provides inventory allowances based on excess and obsolete inventories.

          As part of the Marlin Acquisition, the Company now accounts for a portion of its inventory under a Last In First Out (“LIFO”) assumption. As of March 31, 2008, approximately 10.9% of the Company’s total inventory was accounted for under the LIFO method. The Marlin Acquisition resulted in a new basis for the value of the Company’s inventory. Accordingly, inventory was adjusted to its estimated fair value as of February 1, 2008, which was estimated to be approximately $25.0 over its previous net book value. As a result of the adjustment to fair value, the LIFO and FIFO values are the same at the Marlin Acquisition date for the inventory that is on LIFO. Had a FIFO assumption been used, inventories using the LIFO assumption would have been lower by $0.7 at March 31, 2008.

          For the quarter ended March 31, 2008, the Company recorded a charge of $3.1 against certain of its surveillance technology products inventory in the accompanying statement of operations as a result of the Company discontinuing its exclusive distribution rights agreement with the technology products manufacturer.

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

Note 5 –Other Accrued Liabilities

          Other Accrued Liabilities consisted of the following at:

	(Unaudited)

	Successor		Predecessor

	March 31, 2008	December 31, 2007	March 31, 2007

Retiree Benefits	$1.2	$0.8	$17.2
Marketing	4.4	10.4	4.7
Healthcare Costs	5.0	5.1	5.9
Workers Compensation	2.6	1.8	4.6
Incentive Compensation	1.3	6.8	2.1
Accrued Interest	7.1	2.0	7.1
Accrued Escrow	5.2	—	—
Other	15.7	8.0	8.1

Total	$42.5	$34.9	$49.7

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

	(Unaudited)

	Successor		Predecessor

	March 31, 2008	December 31, 2007	March 31, 2007

Beginning warranty accrual	$0.7	$0.7	$0.8
Accrual from Marlin Acquisition	0.5	—	—
Current period accruals	0.9	1.3	0.7
Current period charges	(0.9)	(1.3)	(0.7)

Ending warranty accrual	$1.2	$0.7	$0.8

Note 7 – Income Taxes

          Our effective tax rate on continuing operations for the three months ended March 31, 2008 and 2007 was 36.4% and 5.8%, respectively.

          In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes. On January 1, 2007, the Company adopted the provisions of FIN 48. As of March 31, 2008, the Company had a $1.7 liability for unrecognized tax benefits. The

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

only significant adjustment to the Company’s FIN 48 liability for the current period relates to the unrecognized tax benefits recorded in preliminary purchase accounting for its acquisition of Marlin. The Company may recognize further revisions to the FIN 48 liability pursuant to purchase accounting as additional information becomes available.

          As part of the application of purchase accounting, the Company recorded an initial estimate of $12.0 as a deferred tax liability.

          The tax years 2003-2007 remain open to examination by the major tax jurisdictions to which we are subject.

          A valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. A valuation allowance is not required as of March 31, 2008 and as of December 31, 2007. As of March 31, 2007, a valuation allowance of approximately $27.3 was recorded against deferred tax assets in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. Additionally, a valuation allowance of $1.4, associated with the net deferred tax asset related to other comprehensive income, was recorded against equity as a component of other comprehensive income. The valuation allowance recorded as of March 31, 2007 was reversed as part of the purchase price accounting recorded as a result of the AHA Acquisition.

          The Company files its income taxes on a consolidated basis with AHA. The allocation of income tax expense (benefit) represents the Company’s proportionate share of the consolidated provision for income taxes. The supplemental cash flow disclosure for cash taxes paid represents the Company’s proportionate share of the consolidated provision for income taxes.

Note 8–Long-Term Debt

          Long-term debt consisted of the following at:

	(Unaudited)

	Successor		Predecessor

	March 31, 2008	December 31, 2007	March 31, 2007

Revolving Credit Facility	$28.8	$—	$48.2
10.5% Senior Subordinated Notes due 2011	202.9	203.2	200.0
Term Loan	25.0	25.0	—
Capital Lease Obligations	0.6	0.7	1.0
Due to RACI Holding, Inc.	0.9	0.9	0.9

Subtotal	258.2	229.8	250.1
Less: Current Portion	6.3	4.8	0.4

Total	$251.9	$225.0	$249.7

          The AHA Acquisition resulted in a new basis in the value of the Notes. Accordingly, the Notes were adjusted to their estimated fair value of $203.8 as of May 31, 2007. The premium associated with the adjustment is being amortized into interest expense over the remaining term of the debt. Debt acquisition costs associated with obtaining waivers, consents and amendments in the amount of $4.2 related to the Notes and $1.0 related to the revolver have been capitalized in the June 1, 2007 opening balance sheet.

          The Notes became redeemable at the option of the Company, in whole or in part, any time on or after February 1, 2007. The redemption price range of the principal amount is 103% during 2008 and 100.0% in the year 2009 and thereafter. The Notes are unsecured senior obligations of the Company that are contractually pari passu with all existing and future senior indebtedness, if any, of the Company, but are effectively subordinate to secured indebtedness, including its indebtedness under the Amended and Restated Credit Agreement to the extent of the assets securing such indebtedness.

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

          The indenture for the Notes, dated as of January 24, 2003, among the Company, U.S. Bank National Association, as trustee, and RA Brands, as guarantor (the “Indenture”), and the Amended and Restated Credit Agreement, as amended by the First Amendment and the Second Amendment, contain various restrictions on the Company’s ability to incur debt, pay dividends and enter into certain other transactions. In addition, the Indenture permits repurchases of the Notes on the open market, subject to a $20.0 limitation contained in the Amended and Restated Credit Agreement. On November 13, 2007, RA Brands was released as a guarantor of the Company’s indebtedness under the Indenture.

          The Company’s Amended and Restated Credit Agreement provides up to $155.0 of borrowings (as amended by the Second Amendment) under an asset-based senior secured revolving credit facility through June 30, 2010. Amounts available under the Amended and Restated Credit Agreement are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable and eligible inventory in addition to a minimum availability requirement of $27.5. The Amended and Restated Credit Agreement also includes a letter of credit sub-facility of up to $15.0, under which the Company has aggregate outstanding letters of credit of $7.1 as of March 31, 2008.

          In addition, on November 13, 2007, the Company added a $25.0 Term Loan Commitment at an interest rate of LIBOR plus 200 basis points (which was 4.82% at March 31, 2008) with monthly principal payments of $0.5, plus interest, beginning May 1, 2008 and continuing on the first day of each month thereafter, the final installment of which shall be the remaining principal balance of the Term Loan and shall be payable on the Commitment Termination Date.

          Certain key terms of the Company’s Amended and Restated Credit Agreement, as amended by the First Amendment and the Second Amendment, include the following:

1)

Amending the definition of Applicable Margin so that the interest margin applicable to loans under the Amended and Restated Credit Agreement is based on Average Excess Availability, which is defined in the First Amendment as the amount obtained by adding the aggregate Excess Availability at the end of each day during the period in question and dividing such sum by the number of days in such period;

2)	Amending the definition of Change of Control so that it relates to AHA;

3)	Allowing for certain transactions relating to the AHA Acquisition, including certain permitted transactions between the Company and AHA and its affiliates;

4)	Eliminating the minimum consolidated EBITDA requirement during the Availability Test Period;

5)	Amending the Availability Test Period so that the termination coincides with the Commitment Termination Date;

6)	Increasing the maximum commitment of the Revolving Credit Facility from $140.0 to $155.0 while keeping intact the interest rate margins as established by the First Amendment; and

7)	Adding RA Brands, L.L.C. as a new borrower under the Credit Agreement and releasing RA Brands, L.L.C. from its obligations under the Subsidiary Guaranty previously executed by RA Brands, L.L.C.

          In connection with the closing of the Marlin Acquisition, and pursuant to the Second Amendment, each of Marlin and H&R became a “Borrower” under the Amended and Restated Credit Agreement.

          The interest rate margin for the Alternate Base Rate and the Euro-Dollar loans at March 31, 2008 was (0.50%) and 1.00%, respectively. The weighted average interest rate under the Company’s outstanding credit facility was 5.23% and7.71%for the year-to-date periods ended March 31, 2008 and 2007, respectively. The weighted average interest rate under the Company’s outstanding Term Loan at March 31, 2008 was 6.53%.

          As of March 31, 2008 approximately $63.4 in additional borrowings beyond the minimum availability requirement of $27.5 was available as determined pursuant to the Amended and Restated Credit Agreement.

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

Note 9 – Goodwill and Other Intangible Assets

          The carrying amount of goodwill and identifiable intangible assets attributable to each reporting segment is outlined in the following tables:

	(Unaudited)

	Successor		Predecessor

Goodwill	March 31, 2008	December 31, 2007	March 31, 2007

Firearms	$35.7	$29.7	$12.8
Ammunition	14.5	14.5	5.2
All Other	16.8	16.8	—

Total	$67.0	$61.0	$18.0

	(Unaudited)

	Successor		Predecessor

Identifiable Intangible Assets	March 31, 2008	December 31, 2007	March 31, 2007

Firearms	$57.7	$46.8	$20.4
Ammunition	10.5	10.5	19.4
All Other	15.7	15.7	1.3

Total	83.9	73.0	41.1
Less: Accumulated Amortization	(2.0)	(1.4)	—

Total	$81.9	$71.6	$41.1

          As part of the application of purchase accounting related to the AHA Acquisition, the Company recorded an initial estimate associated with goodwill of $67.0 with subsequent adjustments that reduced goodwill to $61.0. In addition, as part of the application of purchase accounting related to the Marlin Acquisition, the Company recorded an initial estimate associated with goodwill of $6.0, which resulted in total goodwill of $67.0 as of March 31, 2008.

          As part of the application of purchase accounting related to the AHA Acquisition, the Company recorded an initial estimate associated with intangible assets of $73.9 with subsequent adjustments that reduced intangible assets to $73.0. In addition, as part of the application of purchase accounting related to the Marlin Acquisition, the Company recorded an initial estimate associated with intangible assets of $10.9, which resulted in total gross intangible assets of $83.9 as of March 31, 2008.

          The following table is a summary of the initial preliminary estimate as well as subsequent adjustments and accumulated amortization by major intangible asset:

	June 1, 2007 Balance	Net Adjustments	March 31, 2008 Balance	Accumulated Amortization	Net Balance	Amortization Period

Goodwill	$67.0	$—	$67.0	N/A	$67.0	Indefinite

Identifiable Intangible Assets
Tradenames and Trademarks	$39.4	$8.7	$48.1	N/A	$48.1	Indefinite
Customer Relationships	26.4	1.3	27.7	(1.1)	26.6	19.6 Years*
License Agreements	8.4	—	8.4	(1.0)	7.4	7 Years
Internally Developed Software	0.1	—	0.1	—	0.1	2 Years
Leasehold Interest	(0.4)	—	(0.4)	0.1	(0.3)	3.5 Years

Total Identifiable Intangible Assets	$73.9	$10.0	$83.9	$(2.0)	$81.9

* Weighted average amortization period for Customer Relationships is based on $25.5 of Remington Customer Relationships with an amortization period of 20 years and $2.2 of Marlin Customer Relationships with an amortization period of 15 years.

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

Note 10 – Retiree Benefits

          Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for detailed descriptions and disclosures about the various benefit plans offered by Remington. In addition, as a result of the Marlin Acquisition, the Company acquired the Marlin defined benefit pension plan (the “Marlin Pension Plan”) which generally provides pension benefits for certain of Marlin’s employees. Vested employees who retire will receive an annual benefit equal to a specified amount per month per year of credited service, as defined by the Marlin Pension Plan. Marlin also sponsors a defined benefit postretirement healthcare plan (the “Marlin Postretirement Plan”) that covers Marlin employees who have 17 years of service at retirement. The Marlin Postretirement Plan is a contributory plan for which certain of Marlin retirees and their spouses are eligible. Marlin’s contribution is limited to a specified amount per month per retiree employee or retiree spouse, as defined by the Marlin Postretirement Plan.

          The following table summarizes the components of net periodic pension cost for the Company’s defined benefit pension plans (including two months for the acquired Marlin Pension Plan for 2008) for the three month periods ended:

	(Unaudited)

	Successor	Predecessor

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Service Cost	$—	$1.2
Interest Cost	2.9	2.6
Expected Return on Assets	(3.4)	(2.7)
Amortization of Prior Service Cost	—	—
Recognized Net Actuarial Loss	0.4	1.2

Net Periodic Pension Cost	$(0.1)	$2.3

          The following table summarizes the components of net periodic postretirement cost for the Company’s postretirement plan (including the acquired Marlin Postretirement Plan for 2008) for the three month periods ended:

	(Unaudited)

	Successor	Predecessor

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Service Cost	$0.1	$0.2
Interest Cost	0.3	0.3
Net Amortization and Deferral	—	—

Net Periodic Pension Cost	$0.4	$0.5

Anticipated Contributions

          Remington previously disclosed in its financial statements for the year ended December 31, 2007 that it expected to contribute approximately $13.6 to plan assets related to its funded defined benefit pension plan during 2008. At December 31, 2007, Marlin estimated that it expected to contribute approximately $1.4 to meet its pension funding requirements during 2008. As of May 7, 2008, total contributions for Remington (including $0.6 of Marlin contributions) of $4.9 have been made. Remington presently anticipates contributing an additional amount of approximately $10.6 to fund its required contributions for these plans during the remainder of 2008.

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

Note 11 – Stock Purchase, Option Plans and Restricted Stock Awards

          As a result of the change in control as described in Note 2, the Company incurred $1.5 and $0.3 of compensation cost in 2007 and 2006, respectively, related to the remainder of the unvested Stock Options held by employees and directors of Remington and the deferred shares held by employees of Remington. On the Closing Date, all of the outstanding Stock Options immediately vested subject to the applicable change in control provisions in Holding’s 1999 Stock Incentive Plan and 2003 Stock Option Plan. Remington made option cancellation payments in the aggregate of approximately $0.7 on the Closing Date, which represents the purchase price of $330.47 per share less the strike price of $220.31 with respect to each Stock Option less related expenses, amounts placed in escrow and related taxes. In addition, on the Closing Date the deferred shares were converted to equity and subsequently purchased by AHA.

          As a result of a merger of AHA and another Cerberus portfolio company in December 2007, certain restricted units in this other Cerberus portfolio company were converted to performance-based and service-based restricted common stock of AHA. As these shares were provided to individuals that are now employees of Remington and the vesting of such shares is based on their continued employment with Remington, any compensation expense related to the remaining vesting period is being recognized by Remington and was less than $0.1 for the three months ended March 31, 2008. These shares were originally granted to the employees in April 2006 at an estimated fair value of $1.23 per share and in September 2006 at an estimated fair value of $1.20 per share. As of March 31, 2008, the 14,653 vested shares had a value of less than $0.1 and the 180,733 unvested shares had a value of approximately $0.2. The 180,733 unvested common shares vest based on achievement of certain service and performance criteria at various times through 2010. There were no additional grants made or forfeitures during the three months ended March 31, 2008.

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

          The Marlin Acquisition triggered the Connecticut Transfer Act (the “Act”) with respect to the facility located in North Haven, Connecticut. The Act is designed to identify properties contaminated with hazardous wastes and to ensure that such properties are cleaned up to the satisfaction of the Connecticut Department of Environmental Protection (“DEP”). Under the Act, Marlin is required to investigate areas of environmental concern at the North Haven facility and to clean up contamination exceeding state standards to the satisfaction of DEP. The investigation of the North Haven facility is on-going. Remediation costs may be incurred, but such costs at this time are not expected to be material to operations or cash flows.

          Marlin is also conducting remediation of oil-related contamination at a former Marlin facility in New Haven, Connecticut. Costs for the New Haven remediation are not expected to be material.

Note 13 – Accounting for Derivatives and Hedging Activities

          The Company purchases copper, lead, and zinc options contracts to hedge against price fluctuations of anticipated commodity purchases. The options contracts limit the unfavorable effect that cost increases will have on these metal purchases.

          In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 138”) and by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”), commodity contracts are designated as cash flow hedges, with the fair value of these financial instruments recorded in prepaid expenses and other current assets, changes in fair value recorded in accumulated other comprehensive income, and net gains/losses reclassified to cost of sales based upon inventory turnover, indicating consumption and sale of the underlying commodity in the Company’s products.

          At March 31, 2008, the fair value of the Company’s outstanding derivative contracts relating to firm commitments and anticipated consumption (aggregate notional amount of 42.7 million pounds of copper, lead and zinc) up to eighteen months from such date was $9.6 as determined with the assistance of a third party. During the three months ended March 31, 2008, a net gain on a net-of-tax basis of $2.0 on derivative instruments was reclassified to cost of sales from accumulated other comprehensive income, and a net gain on a net-of-tax basis of $2.1 was recorded to accumulated other comprehensive income and to prepaid expenses and other current assets.

          At March 31, 2007, the fair value of the Company’s outstanding derivative contracts relating to firm commitments and anticipated consumption (aggregate notional amount of 37.0 million pounds of copper, lead and

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

zinc) up to fifteen months from such date was $6.5 as determined with the assistance of a third party. During the three month period ended March 31, 2007, a net gain of $3.2 on derivative instruments was reclassified to earnings from accumulated other comprehensive income. Also during the three months ended March 31, 2007, a net gain of $0.9 was recorded to accumulated other comprehensive income and to prepaid expenses and other current assets.

          The volatility of pricing the Company has experienced to date has affected our results of operations for the three month periods ended March 31, 2008 and 2007. The Company believes that further significant changes in commodity pricing could have a future material impact on the consolidated financial position, results of operations, and cash flows of the Company.

Note 14 - Segment Information

          The Company identifies its reportable segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). Based upon SFAS 131, the Company’s business is classified into two reportable segments: Firearms, which designs, manufactures and imports, and markets primarily sporting shotguns and rifles (which includes results of the Marlin Acquisition since February 1, 2008), and Ammunition, which designs, manufactures and markets sporting ammunition and ammunition reloading components. The remaining operating segments, which include accessories and other gun-related products, the manufacture and marketing of clay targets and powder metal products and licensed products are combined into our All Other reporting segment. Other reconciling items include corporate, other assets not allocated to the individual segments and discontinued operations. The chief operating decision maker is the Company’s chief executive officer.

          Although the Company reports its financial results in accordance with United States (U.S.) GAAP, the Company primarily evaluates the performance of its segments and allocates resources to them based on the non-GAAP financial measure “Adjusted EBITDA”, which is unaudited. Adjusted EBITDA differs from the term “EBITDA” as it is commonly used, and is substantially similar to the measure “Consolidated EBITDA” that is used in the Indenture. In addition to adjusting net income (loss) to exclude income taxes, interest expense, and depreciation and amortization, Adjusted EBITDA also adjusts net income (loss) by excluding items or expenses not typically excluded in the calculation of “EBITDA”, such as noncash items, gain or loss on asset sales or write-offs, extraordinary, unusual or nonrecurring items, including certain transaction activity associated with the AHA Acquisition and the Marlin Acquisition and certain “special payments” to Remington employees who held options and deferred shares in respect of Holding common stock, consisting of amounts that are treated as compensation expense by Remington and are paid in connection with payments of dividends to holders of Holding common stock.

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

A reconciliation containing adjustments from GAAP results to Adjusted EBITDA is included in this Note 14.

Information on Segments:

	(Unaudited)

	Successor	Predecessor

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Net Sales:
Firearms	$59.0	$50.3
Ammunition	57.8	47.0
All Other	5.3	5.0

Consolidated Net Sales	$122.1	$102.3

Adjusted EBITDA:
Firearms	$5.5	$7.8
Ammunition	10.1	7.1
All Other	1.2	0.5
Other Reconciling Items	(0.4)	(0.3)

Adjusted EBITDA	$16.4	$15.1

	(Unaudited)

	Successor		Predecessor

	March 31, 2008	December 31, 2007	March 31, 2007

Assets:
Firearms	$228.2	$147.4	$166.3
Ammunition	153.3	137.0	138.8
All Other	25.9	29.6	24.6
Other Reconciling Items	161.0	188.1	73.5

Consolidated Assets	$568.4	$502.1	$403.2

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

          The following table illustrates the calculation of Adjusted EBITDA, by reconciling Net Income (Loss) to Adjusted EBITDA:

	(Unaudited)

	Successor	Predecessor

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Net Income (Loss)	$(1.4)	$4.8
Adjustments:
Depreciation Expense	3.9	2.5
Interest Expense (A)	6.0	6.4
Intangibles Amortization (B)	0.6	—
Other Noncash Charges (C)	0.3	0.6
Non-Recurring Charges (D)	7.8	0.4
Income Tax (Benefit) Expense	(0.8)	0.4

Adjusted EBITDA	$16.4	$15.1

(A)

Interest expense for the year-to-date ended March 31, 2008 includes amortization expense of deferred financing costs of $0.3, offset by $0.3 associated with amortization of the premium recorded on the Notes. Interest expense includes amortization of deferred financing costs of $0.4 year-to-date ended March 31, 2007.

(B)	Amortization expense associated with identified intangible assets as a result of applying the purchase method of accounting for the AHA Acquisition and the Marlin Acquisition.

(C)

Other non-cash charges for the year-to-date ended March 31, 2008 includes $0.1 for loss on disposal of assets and $0.2 for retirement benefit accruals. The year-to-date ended March 31, 2007 includes $0.5 for retirement benefit accruals and $0.1 for other compensation expense associated with stock option expense recognition under SFAS 123R.

(D)

Nonrecurring items for the year-to-date ended March 31, 2008 include $0.8 of professional fees and expenses incurred by the Company’s Chief Restructuring Officer in connection with factory improvement initiatives; $0.9 related to the inventory write-up from the application of purchase accounting to inventory as a result of the AHA Acquisition being recognized in cost of sales as the acquired inventory is sold at a higher basis; $0.9 related to the inventory write-up and associated LIFO reserve adjustments from the application of purchase accounting to inventory as a result of the Marlin Acquisition being recognized in cost of sales as the acquired inventory is sold at a higher basis; $1.6 of realized gains associated with metals hedging contracts; $0.5 of cost associated with the Marlin Stock Purchase Agreement; and $3.1 for the write-off of the technology products inventory associated with the termination of its exclusive distribution rights agreement. Nonrecurring items for the year-to-date ended March 31, 2007 include $0.3 associated with nonrecurring professional fees related to the Stock Purchase Agreement with AHA and $0.1 year-to-date associated with the Haskins settlement agreement.

Note 15 – Recent Accounting Pronouncements

          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new standard is also intended to improve transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. SFAS 161 requires

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related and requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact that adopting SFAS 161 will have on its results of operations, financial condition and equity.

Note 16 – Subsequent Events

          On April 7, 2008, the Company announced a strategic manufacturing consolidation decision that will result in the closure of its manufacturing facility in Gardner, Massachusetts. The Company notified affected employees of this decision on April 7, 2008.

          The consolidation of the Company’s manufacturing capabilities is expected to provide improved efficiencies that are expected to ultimately provide for better service to customers and quality of product to end users. The closure is expected to be completed by the end of 2008. Management’s estimated costs associated with the closing range from $2.9 to $5.4, including $1.2 which has been recorded as a liability in the preliminary purchase price allocation (see Note 2) in accordance with EITF 95-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).

          On May 12, 2008, the Company entered into a Second Supplemental Indenture, by and among the Company, U.S. Bank National Association as Trustee, and each of RA Brands, Marlin and H&R (the “New Guarantors”), to the Indenture. Pursuant to the Second Supplemental Indenture, each of the New Guarantors has agreed to unconditionally guarantee all of the Company’s obligations under the Notes on the terms and subject to the conditions of the Indenture.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis should be read in conjunction with the accompanying unaudited interim consolidated financial statements and related notes of Remington Arms Company, Inc. (“Remington”), which includes the financial results of The Marlin Firearms Company (“Marlin”) and its subsidiary, H&R 1871, LLC (“H&R”) (as of February 1, 2008), as well as the accounts of Remington’s subsidiaries, RA Brands, L.L.C. (“RA Brands”) and Remington Steam, LLC (“Remington Steam”) (collectively with Remington, the “Company”) as of and for the period ended March 31, 2008, and with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2007, included with Remington’s Annual Report on Form 10-K on file with the SEC. These audited consolidated financial statements for the year ended December 31, 2007 include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

          On May 31, 2007, 100% of the shares of RACI Holding, Inc. (“Holding”), the sole stockholder of Remington, were purchased by American Heritage Arms, LLC (now American Heritage Arms, Inc.) (“AHA”), an affiliate of Cerberus Capital Management, L.P. (“CCM” and, along with CCM’s affiliate other than operating portfolio companies, collectively “Cerberus”) pursuant to a stock purchase agreement dated as of April 4, 2007.

          In addition, on January 28, 2008, 100% of the shares of Marlin were purchased by Remington (the “Marlin Acquisition”). The Marlin Acquisition includes Marlin’s 100% ownership interest in H&R. Although the Marlin Acquisition closed on January 28, 2008, based on the accounting policies adopted by Marlin and in place prior to the Marlin Acquisition, full financial statements were not available for the resulting stub period January 28-31, 2008 (the “Stub Period”). In addition, it was determined by our management that it would require significant effort and time to generate financial statements for the Stub Period. Based on materiality tests performed using guidance from SAB Topic 1 (M1), the Marlin Stub Period was deemed immaterial to Remington’s unaudited interim consolidated financial statements by our management and thus, Remington will report consolidated financial statements with Marlin financial data beginning February 1, 2008.

          Management’s Discussion and Analysis of Financial Condition and Results of Operations is separated into the following sections:

•	Recent Developments

•	Executive Overview

•	Business Outlook

•	Liquidity and Capital Resources

•	Results of Operations

•	Recent Accounting Pronouncements

•	Environmental

•	Regulatory Developments

•	Critical Accounting Policies and Estimates

•	Information Concerning Forward-Looking Statements

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

          Remington disbursed funds in accordance with the terms of the Stock Purchase Agreement. In addition, subsequent to May 31, 2007, AHA contributed approximately $6.1 million of the initial capital to the capital of Remington. These amounts were used to pay down the $3.8 million that Remington provided Holding for transaction related costs and a portion of the outstanding credit facility balance at the time.

Increase of Management Depth

          Since the AHA Acquisition, Remington has employed certain executives in an effort to increase our leadership position in the industry and add depth to the existing management team. Such positions include a Chief Operating Officer, a President of Global Sales and Marketing, a Senior Vice President of Law Enforcement/Military Sales, a Chief Information Officer, a Chief Restructuring Officer, and a Chief Technology Officer.

Acquisition of Marlin Firearms Company

          We completed our acquisition of all of the outstanding shares of Class A and Class B Common Stock (collectively, the “Shares”) of Marlin on January 28, 2008 (the “Marlin Closing Date”), from the shareholders of Marlin (collectively, the “Marlin Sellers”) pursuant to a stock purchase agreement (the “Marlin Stock Purchase Agreement”) dated as of December 21, 2007 by and among Marlin, Remington, the Marlin Sellers party thereto, and Frank Kenna, III, solely in his capacity as the Shareholders’ Representative. The Marlin Acquisition includes Marlin’s 100% ownership interest in H&R.

          The total estimated acquisition cost for the Marlin Acquisition is estimated to be approximately $48.4 million (the “Acquisition Cost”). The following is a summary of certain material transactions related to the closing of the Marlin Acquisition:

•

Remington purchased the Shares and paid other related fees and expenses associated with the Marlin Acquisition with available cash on hand, funds available under existing credit facilities and an equity contribution provided by AHA to Remington through Remington’s parent, Holding.

•

Remington paid the Marlin Sellers aggregate consideration of $38.6 million (the “Consideration”), of which $2.6 million was withheld to pay fees incurred by the Marlin Sellers and $5.2 million was withheld and deposited into an escrow account to secure certain indemnity obligations of the Marlin Sellers (the “Escrow Amount”) under the Marlin Stock Purchase Agreement. Any unused portion of the Escrow Amount will be released to the Marlin Sellers in two equal portions on two dates that are twelve and eighteen months following the Marlin Closing Date.

•	Remington paid approximately $3.2 million of Marlin Acquisition-related fees and expenses.

•

At the Marlin Closing Date and on behalf of Marlin, Remington repaid approximately $6.3 million of borrowings under the Marlin Amended and Restated Commercial Revolving Line of Credit Agreement between Marlin and Webster Bank, National Association.

•

In addition to the Consideration, $2.8 million was withheld in accordance with the Marlin Stock Purchase Agreement related to the estimated underfunding of Marlin’s pension plan as of the Marlin Closing Date. Per the terms of the Marlin Stock Purchase Agreement, if the actual amount of the underfunding of the Marlin pension plan as of the Marlin Closing Date was found to be less than $2.8 million as finally determined, Remington would increase the Consideration paid to the Marlin Sellers by the amount of such difference. The actual amount of the underfunding was subsequently determined to be $0.3 million and was paid on May 1, 2008.

Announcement of Closure of Manufacturing Facility

          On April 7, 2008, Remington announced a strategic manufacturing consolidation decision that will result in the closure of its manufacturing facility in Gardner, Massachusetts. Remington notified affected employees of this decision on April 7, 2008. The consolidation of Remington’s manufacturing capabilities is expected to provide improved efficiencies that are expected to ultimately provide for better service to customers and quality of product to end users. The closure is expected to be completed by the end of 2008.

          Management’s estimated costs associated with the closing range from $2.9 million to $5.4 million, including $1.2 million which has been recorded as a liability in the preliminary purchase price allocation in accordance with EITF 95-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).

Executive Overview

          We evaluate our business primarily on Adjusted EBITDA (as described in Note 14 to our unaudited interim consolidated financial statements appearing elsewhere in this quarterly report) from two core segments, Firearms and Ammunition, and to a lesser degree on other operating segments organized within the All Other reporting segment, consisting of Accessories, Licensed Products, Clay Targets, and Powder Metal Products. Following the Marlin Acquisition, the Marlin and H&R products are included in our Firearms reporting segment. As part of this evaluation, we focus on managing inventory (including quantity), length and volume of extended dating sales terms and trade payables through, among other things, production management, expense control and improving operating efficiencies at our factories.

          We continue to look for opportunities to improve our quality and efficiencies in our manufacturing facilities as we strive to be a market-driven company in an increasingly demanding global marketplace. Accordingly, we have undertaken an effort to accelerate existing initiatives in the area of lean manufacturing. In addition, we are committed to refining our core businesses and positioning ourselves to take advantage of opportunities to strategically grow and improve our business. As we regularly evaluate our overall business, we look for new products in the hunting, shooting, accessories, law enforcement, government, and military areas that complement our core strategies, which may include direct product sourcing, licensing, acquisitions or other business ventures.

          Finally, in order to be well positioned for growth, we recognize the need to protect our competitive position with the introduction of new, innovative, high quality, higher performance and cost effective products to support our customers and consumers. As a result of the market polarization trends we have identified in “Business Outlook – Industry” below, we are augmenting our already existing product lines with import product lines, and we expect to continue to enhance our existing product lines both through the internal development of new products and the further sourcing of product.

          The sale of firearms and ammunition depends upon a number of factors related to the level of consumer spending, including the general state of the economy and the willingness of consumers to spend on discretionary items. Historically, the general level of economic activity has significantly affected the demand for sporting goods products in the firearms, ammunition, and related markets. As economic activity loses momentum, confidence and discretionary spending by consumers has historically decreased. See further discussion in “Business Outlook” below.

          Management continues to believe that we have successfully maintained the strength of our brands and our market-leading positions in our primary product categories, and that we remain poised to take advantage of any significant improvement in the demand environment. We have engaged in selective efforts to stimulate demand for our products through targeted new product introductions and promotions in selected product categories.

          We have continued to experience increasing costs related to materials and energy (including lead, copper, zinc, steel, and fuel) which continue to be above any historical comparison. We can provide no assurance that these trends will not continue. Specifically, management currently estimates that its 2008 annual costs for certain core materials and energy alone have increased in the range of $80-100 million over 2003 annual levels. Management has initiated price increases to our customers in an attempt to partially offset these estimated costs and will continue to evaluate the need for future price increases in light of these trends, our competitive landscape, and financial results. Management estimates that its cumulative price increases initiated since 2003 have offset greater than 40% of the estimated cumulative costs incurred. These estimates assume no significant loss in overall sales or production volume.

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

Business Outlook

General Economy

          We believe the general economic environment continues to be increasingly volatile and uncertain, as a result of credit concerns due to the sub-prime mortgage industry, inflationary pressures from higher energy, food and fuel costs, and an uncertain geopolitical environment. The Federal Reserve Board’s continued moves to lower interest rates support these indications. In addition, we believe that the commodity prices for raw materials such as lead, copper, zinc and steel, as well as energy costs, that our business has experienced since 2003 continue to be at levels higher than we have ever experienced. See Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk”. We can provide no assurance that these economic trends will not continue. Changes in consumer confidence and spending and/or significant changes in commodity and energy prices could have a material impact on our consolidated financial position, results of operations or cash flows.

Industry

          In the first quarter of 2008, the domestic consumer firearms sporting market continued to experience a decline in volumes that began in late 2007. The industry has also attributed this consumer softness to an overall reduction in consumer spending on discretionary purchases due to economic factors as well as unseasonably warm weather during last fall’s hunting season. At the same time, significant customer purchases in anticipation of a strong hunting season resulted in excess inventory levels, which limited the ability of these customers to purchase additional products.

          The industry continues to experience market polarization and condensed seasonality. The market polarization appears to primarily be a function of demand from higher end retailers and consumers being relatively inelastic and unaffected by changing economic conditions while lower end retailers and consumers are generally selling and buying, respectively, opening price point products in the firearms industry. Because of this trend, management has continued to evaluate our product lines through the internal development of new products, the sourcing of products and acquisitions, in order to focus our products in price points in appropriate consumer categories. The condensed seasonality appears to primarily be a function of a pronounced customer effort to aggressively manage inventory turns. Management believes that such conditions have caused customers (dealers, chains and wholesalers) to defer certain purchases of both our firearms and ammunition products to later in the year.

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

The Company

          Due to the ongoing escalation in costs of metals used in our ammunition business, management continued to announce price increases in the first quarter of 2008. Management also remained firm with prices increases we announced in our firearms business in December 2007. Despite a softer domestic commercial market, we remain disciplined in our approach to limit the use of extended dating terms. As a result of management’s approach, firearms price increases held, shotgun revenues softened, rifle demand remained stable, and ammunition pricing and volume held firm. Management is unable to predict whether softening consumer spending trends and uncertain general economic conditions will continue to impact the demand for our products. However, management continues to evaluate these trends as well as uncertainties associated with costs related to producing and procuring materials, energy, processing and transportation costs.

          Management’s strategy in light of the environment noted above has been to raise prices, contain costs, improve average working capital and preserve liquidity, while improving profitability. In an effort to contain costs and improve profitability, we announced a strategic manufacturing consolidation decision in April 2008 that will result in the closure of our Gardner, Massachusetts firearms facility. Management believes that this consolidation will enhance our ability to more efficiently provide quality products at competitive prices in an increasingly demanding global marketplace. We have also engaged in selective efforts to stimulate demand for our products through targeted product introductions and promotions in selected product categories. In addition, we continue to pursue growth initiatives in our government, military, and law enforcement divisions along with broadening our brand awareness with selective licensing arrangements.

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

          As a result of the seasonal nature of our sales, the historical use of extended payment terms under our dating plan billing practices, and the aforementioned condensed seasonality, our working capital financing needs generally have significantly exceeded cash provided by operations during certain parts of the year. As a result, our working capital financing needs tend to be greatest during the spring and summer months, decreasing during the fall and reaching their lowest points during the winter. We continue to see our seasonality compress to later in the fall hunting season.

Liquidity and Capital Resources

Overview

          Historically, our principal debt financing has consisted of borrowings under our Amended and Restated Credit Agreement (as amended by the First and Second Amendments and the Supplement) and the indenture for the Notes (as supplemented, the “Indenture”).

          We have historically funded expenditures for operations, administrative expenses, capital expenditures, debt service obligations and dividend payments with internally generated funds from operations, and satisfied working capital needs from time to time with borrowings under our Amended and Restated Credit Agreement. We believe that we will be able to meet our debt service obligations, fund our operating requirements, and make dividend payments (subject to restrictions in the Amended and Restated Credit Agreement as amended, and the Indenture) in the future with cash flow from operations and borrowings under our Credit Facility prior to the maturity of the Amended and Restated Credit Agreement in 2010, although no assurance can be given in this regard. At present, we do not have the ability to make any dividend payments due to restrictions placed upon us by the Amended and Restated Credit Agreement and the Indenture. We continue to focus on managing inventory levels to keep them in line with sales projections and management of accounts payable.

Liquidity

           As of March 31, 2008, we had outstanding approximately $258.2 million of indebtedness, consisting of approximately $202.9 million aggregate carrying amount ($200.0 million principal) of the 10 ½% Senior Notes due

2011 (the “Notes”), a $25.0 million Term Loan, $28.8 million in borrowings under the Amended and Restated Credit Agreement, $0.6 million in capital lease obligations and a $0.9 million note payable to Holding. As of March 31, 2008, we also had aggregate letters of credit outstanding of $7.1 million.

          With respect to other significant cash outlays to plan assets under our funded defined-benefit pension plans (including the defined-benefit pension plan from the Marlin Acquisition), we have contributed $4.9 million through May 7, 2008. Based on estimates derived from our actuaries we expect to contribute approximately $10.6 million to plan assets during 2008 to meet funding requirements in accordance with the Internal Revenue Code.

          Financing for our efforts to strategically grow from direct product sourcing, licensing, acquisitions or business ventures may be available under our Amended and Restated Credit Agreement, to the extent permitted under the Indenture.

10½% Senior Notes due 2011

          The AHA Acquisition resulted in a new basis of the value of the Notes. Accordingly, the Notes were adjusted to their estimated fair value as of May 31, 2007 of $203.8 million. The estimated increase of $3.8 million will be amortized into interest expense over the remaining term of the Notes. In addition, debt acquisition costs associated with obtaining waivers, consents and amendments in the amount of $4.2 million related to the Notes and $1.0 million related to the revolver have been capitalized as of May 31, 2007 and are being amortized.

          The Notes were initially issued on January 24, 2003 in an aggregate principal amount of $200.0 million. The Notes are senior unsecured obligations of Remington. The Indenture contains restrictive covenants that, among other things, limit the incurrence of debt by Remington and its subsidiaries, the payment of dividends to Holding, the use of proceeds of specified asset sales and transactions with affiliates. In addition, the Indenture permits repurchases of the Notes on the open market, subject to limitations that may be contained in the Amended and Restated Credit Agreement and the Indenture.

          On May 12, 2008, Remington entered into a Second Supplemental Indenture, by and among Remington, U.S. Bank National Association as Trustee, and each of RA Brands, Marlin and H&R (the “New Guarantors”), to the Indenture. Pursuant to the Second Supplemental Indenture, each of the New Guarantors has agreed to unconditionally guarantee all of Remington’s obligations under the Notes on the terms and subject to the conditions of the Indenture.

The Amended and Restated Credit Agreement

          On March 15, 2006, we entered into the Amended and Restated Credit Agreement that amended our 2003 Credit Agreement. Our Amended and Restated Credit Agreement provides up to $155.0 million of borrowing capacity (as amended by the Second Amendment) under an asset-based senior secured revolving credit facility through June 30, 2010. Amounts available under the Amended and Restated Credit Agreement are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable and eligible inventory in addition to the minimum availability requirement of $27.5 million. The Amended and Restated Credit Agreement also includes a letter of credit sub-facility of up to $15.0 million. As of March 31, 2008, approximately $63.4 million in additional borrowings beyond the minimum availability requirements were available as determined pursuant to the Amended and Restated Credit Agreement compared to $62.1 million at March 31, 2007. On November 13, 2007, we added a $25.0 million Term Loan Commitment at an interest rate of LIBOR plus 200 basis points (which was 4.82% at March 31, 2008) with monthly principal payments of $0.5 million, plus interest, beginning May 1, 2008 and continuing on the first day of each month thereafter, the final installment of which shall be in an amount equal to such Lender’s Pro Rata share of the remaining principal balance of the Term Loan and shall be payable on the Commitment Termination Date.

          The Company executed the Second Amendment to provide additional capacity and flexibility to support strategic initiatives including, but not limited to, factory improvements, penetration of certain sales channels, new product development, one or more potential acquisitions and other corporate purposes.

          In connection with the closing of the Marlin Acquisition, and pursuant to the Second Amendment, each of Marlin and H&R became a “Borrower” under the Amended and Restated Credit Agreement.

          The interest rate margin for the Alternate Base Rate and the Euro-Dollar loans at March 31, 2008 was (0.50%) and 1.00%, respectively. The weighted average interest rate under our outstanding credit facility balance was approximately 5.23% and 7.71% for the year-to-date periods ended March 31, 2008 and 2007, respectively. The weighted average interest rate under our outstanding Term Loan at March 31, 2008 was 6.53%.

Capital & Operating Leases and Other Long-Term Obligations

          We maintain capital leases mainly for computer equipment and lighting. We have several operating leases, including a lease for our Memphis warehouse that expires in 2010. We also maintain contracts including, among other things, a services contract with our third party warehouse provider.

Cash Flows and Working Capital

          Net cash used in operating activities was $19.2 million and $28.9 million for the three month periods ended March 31, 2008 and 2007, respectively. The $9.7 million decrease in cash used in operating activities for the three months ended March 31, 2008 compared to the same period ended March 31, 2007 resulted primarily from inventory increasing by $8.9 million over the three months ended March 31, 2008 compared to an increase of $22.5 million over the three months ended March 31, 2007. The change of $13.6 million was primarily a result of the $25.0 million fair value of the inventory acquired as part of the Marlin Acquisition.

          Net cash used in investing activities for the three months ended March 31, 2008 was $49.6 million and $1.5 million in the three months ended March 31, 2007.The $48.1 million increase in cash used in investing activities was primarily related to the $46.6 million payment for the purchase of Marlin, net of cash acquired, as well as capital expenditures of $3.0 million for the three months ended March 31, 2008 as compared to $1.4 million for the three months ended March 31, 2007.

          Net cash provided by financing activities for the three months ended March 31, 2008 was $44.9 million and $30.2 million during the three months ended March 31, 2007.The $14.7 million increase in cash provided by financing activities for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 primarily resulted from an $18.0 million cash contribution from AHA, paid through Holding, to fund the Marlin Acquisition.

Dividend Policy

          The declaration and payment of dividends, if any, will be at the sole discretion of our Board of Directors, subject to the restrictions set forth in the Amended and Restated Credit Agreement and the Indenture, which currently restrict the payment of dividends by us to Holding. We expect to make future dividend payments to Holding based on available cash flows as and to the extent permitted by the Amended and Restated Credit Agreement and the Indenture. There were no dividends paid for the three months ended March 31, 2008 or 2007. At present, we do not have the ability to make any dividend payments due to restrictions placed upon us by the Amended and Restated Credit Agreement and the Indenture.

Capital Expenditures

          Gross capital expenditures for the three months ended March 31, 2008 were $2.1 million, consisting primarily of capital expenditures related to restructuring and maintenance of the existing facilities. We expect capital expenditures for 2008 to be in a range of $20.0 million to $25.0 million. Our Amended and Restated Credit Agreement allows for capital expenditures of up to $32.6 million in 2008, including unused capacity carried over from previous years.

Results of Operations for the Three Month Period Ended March 31, 2008 as Compared to the Three Month Period Ended March 31, 2007

          Net Sales. The following tables compare net sales by reporting segment for each of the periods indicated:

	Quarter Ended March 31, (Dollars in Millions)

	Successor	Percent of Total	Predecessor	Percent of Total	$ Increase/ (Decrease)	% Increase/ (Decrease)

	2008		2007

Net Sales
Firearms	$59.0	48.4%	$50.3	49.2%	$8.7	17.3%
Ammunition	57.8	47.3	47.0	45.9	10.8	23.0
All Other	5.3	4.3	5.0	4.9	0.3	6.0

Consolidated	$122.1	100.0%	$102.3	100.0%	$19.8	19.4%

          Firearms

          The increase in net sales of $8.7 million for the quarter ended March 31, 2008 compared to the prior-year period is due primarily to increased sales volumes of certain rifles of $11.8 million, offset by lower sales volumes of certain shotguns of $2.0 million and lower sales volumes for all other categories of $1.1 million, including two months of results from similar product sales associated with the Marlin Acquisition.

          Ammunition

          The increase in net sales of $10.8 million for the quarter ended March 31, 2008 over the prior-year period is due primarily to $9.4 million associated with realized price increases, which was initiated to generally offset higher core commodity costs, as well as higher overall sales volume of $1.4 million. The higher sales volume is comprised primarily of higher sales volumes of certain shotshell ammunition of $1.3 million, higher sales volume in certain rimfire and centerfire ammunition of $1.5 million, offset in part by decreased components and other sales volume of $1.4 million.

          All Other

          The increase in net sales of $0.3 million for the quarter ended March 31, 2008 over the prior-year period is due primarily to higher powder metal products sales of $0.5 million and higher accessories sales of $0.2 million, offset by lower technology products sales of $0.3 million and lower clay target sales of $0.1 million.

          Cost of Goods Sold. The table below depicts the cost of goods sold by reporting segment and the percentage of net sales represented by such cost of goods sold:

	Quarter Ended March 31, (Dollars in Millions)

	Successor	Percent of Net Sales	Predecessor	Percent of Net Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)

	2008		2007

Cost of Goods Sold
Firearms	$45.3	76.8%	$34.8	69.2%	$10.5	30.2%
Ammunition	41.3	71.5	32.8	69.8	8.5	25.9
All Other	6.6	124.5	3.7	74.0	2.9	78.4

Consolidated	$93.2	76.3%	$71.3	69.7%	$21.9	30.7%

          Firearms

          The increase in cost of goods sold of $10.5 million for the quarter ended March 31, 2008 over the prior-year period is primarily related to higher sales volumes of certain rifles, as noted above in Net Sales, and higher costs associated with our efforts to improve manufacturing efficiencies of $1.2 million, offset by reduced pension costs and postretirement costs of approximately $1.7 million and lower sales volumes of certain shotguns as noted above in Net Sales.

          Ammunition

          The increase in cost of goods sold of $8.5 million for the quarter ended March 31, 2008 over the prior-year period is due to primarily to unfavorable increases associated with raw materials costs of approximately $6.2 million; lower hedging gains of nearly $2.0 million resulting from lower strike prices, higher premiums on contracts and higher settlement prices; as well as higher costs of $1.5 million due to higher overall sales volumes; offset by reduced pension and postretirement costs of approximately $0.7 million.

          All Other

          The increase in cost of goods sold of $2.9 million for the quarter ended March 31, 2008 over the prior-year period is due primarily to the $3.1 million write-off of the technology products inventory.

          Operating Expenses. Operating expenses consist of selling, general and administrative expense, research and development expense and other income and expense.

	For the quarterly periods ended,

	Successor	Predecessor
			$ Increase/ (Decrease)	% Increase/ (Decrease)
	March 31, 2008	March 31, 2007

Operating Expenses
SG&A	$23.9	$18.7	$5.2	27.8%
R&D	1.8	1.5	0.3	20.0
Other Income	(0.6)	(0.8)	0.2	(25.0)

Consolidated	$25.1	$19.4	$5.7	29.4%

          The increase in selling, general and administrative expenses between the two quarterly periods of $5.2 million was primarily attributable to higher costs associated with incentive compensation and salaries and benefits expense of $1.5 million, higher marketing and market development expenses of $1.5 million, higher professional fees of $0.8 million, higher relocation and training expenses of $0.5 million, higher depreciation expense of $0.4 million, higher distribution expenses of $0.3 million and higher travel expenses of $0.2 million. Other income decreased $0.2 million primarily due to higher intangibles amortization expense.

          Interest Expense. Interest expense for the quarter ended March 31, 2008 was $6.0 million, a decrease of $0.6 million as compared to the first quarter of 2007. The decrease in interest expense from the same period in 2007 resulted primarily from $23.6 million lower average borrowings at an average interest rate of 2.48% lower than the same period in 2007 under the Amended and Restated Credit Agreement, which resulted in decreased interest expense of $0.5 million, as well as $0.3 million amortization of the bond premium on the Notes and $0.1 million of interest income, offset by $0.4 million in additional interest expense for the Term Loan.

          Taxes. Our effective tax rate on continuing operations for the three months ended March 31, 2008 and 2007 was 36.4% and 5.8%, respectively. The difference between the actual effective tax rate and the federal statutory rate of 35% is principally due to state income taxes and permanent differences for quarters ended March 31, 2007 and 2008 and also the impact of the change in the then existing valuation allowance in the quarter ended March 31,

2007. The valuation allowance of approximately $27.3 million, recorded as of March 31, 2007 was reversed as part of the purchase price accounting recorded as a result of the AHA acquisition.

Recent Accounting Pronouncements

          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new standard is also intended to improve transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. SFAS 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related and requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact that adopting SFAS 161 will have on our results of operations, financial condition and equity.

Environmental

          The Marlin Acquisition triggered the Connecticut Transfer Act (the “Act”) with respect to the facility located in North Haven, Connecticut. The Act is designed to identify properties contaminated with hazardous wastes and to ensure that such properties are cleaned up to the satisfaction of the Connecticut Department of Environmental Protection (“DEP”). Under the Act, Marlin is required to investigate areas of environmental concern at the North Haven facility and to clean up contamination exceeding state standards to the satisfaction of the DEP. The investigation of the North Haven facility is ongoing. Remediation costs may be incurred, but such costs at this time are not expected to be material.

          Marlin is also conducting remediation of oil-related contamination at a former Marlin facility in New Haven, Connecticut. Costs for the New Haven remediation are not expected to be material.

Regulatory

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

          In September 2004, the United States Congress declined to renew a federal law which generally prohibited the manufacture of certain firearms defined under that statute as “assault weapons” as well as the sale or possession of “assault weapons” except for those that, prior to the law’s enactment, were legally in the owner’s possession. Various states and cities have adopted their own version of that former federal law and some statutes and ordinances do cover certain Remington sporting firearms products.

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

Critical Accounting Policies and Estimates

          Critical accounting policies and estimates used by Remington as a result of the Marlin Acquisition that differ from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 are as follows:

Inventories:

          As part of the Marlin Acquisition, Remington now accounts for a portion of its inventory under a Last In First Out (“LIFO”) assumption under the double extension method. The Marlin Acquisition resulted in a new basis for the value of our inventory. Accordingly, inventory was adjusted to its estimated fair value as of February 1, 2008, which was estimated to be approximately $25.0 million over its previous book value. As a result of the adjustment to fair value, the LIFO and FIFO values were the same at the Marlin Acquisition date for the inventory that is on LIFO.

Fair Value of Financial Instruments:

          As a result of the Marlin Acquisition, Remington assumed life insurance policies for certain officers, key employees and retired employees of Marlin, some of who remained employed with us after the Marlin Acquisition. These insurance policies are shown on the consolidated balance sheet with other assets at their fair value. The fair value of the life insurance policies is estimated based on the cash surrender values, net of related policy loans.

Deferred Compensation:

          As a result of the Marlin Acquisition, Remington assumed certain deferred compensation agreements with certain officers and key employees. These agreements provide for payment of specified amounts over ten years beginning at the time of retirement or death of the individuals. Remington accrues the future liability over the anticipated remaining years of service of such individuals. Amounts are accrued on a present value discounted basis during the employee’s service and retirement periods and have been included in other accrued liabilities on the consolidated balance sheet.

          Significant accounting policies adopted by Remington in the first quarter of 2008 are as follows:

Fair Value Measurements:

          Remington adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), on January 1, 2008. SFAS 157 (1) creates a single definition of fair value, (2) establishes a framework for measuring fair value, and (3) expands disclosure requirements about items measured at fair value. SFAS 157 applies to both items recognized and reported at fair value in the financial statements and items disclosed at fair value in the notes to the financial statements. SFAS 157 does not change existing accounting rules governing what can or what must be recognized and reported at fair value in Remington’s financial statements, or disclosed at fair value in Remington’s notes to the financial statements. Additionally, SFAS 157 does not eliminate practicability exceptions that exist in accounting pronouncements amended by SFAS 157 when measuring fair value. As a result, Remington will not be required to recognize any new assets or liabilities at fair value.

          Prior to SFAS 157, certain measurements of fair value were based on the price that would be paid to acquire an asset, or received to assume a liability (an entry price). SFAS 157 clarifies the definition of fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (that is, an exit price). The exit price is based on the amount that the holder of the asset or liability would receive or need to pay in an actual transaction (or in a hypothetical transaction if an actual transaction does not exist) at the measurement date. In some circumstances, the entry and exit price may be the same; however, they are conceptually different.

          Fair value is generally determined based on quoted market prices in active markets for identical assets or liabilities. If quoted market prices are not available, Remington uses valuation techniques that place greater reliance on observable inputs and less reliance on unobservable inputs. In measuring fair value, Remington may make adjustments for risks and uncertainties, if a market participant would include such an adjustment in its pricing.

          SFAS 157 establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and Remington’s assumptions (unobservable inputs). Determining where an asset or liability falls within that hierarchy depends on the lowest level input that is significant to the fair value measurement as a whole. An adjustment to the pricing method used within either level 1 or level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. The hierarchy consists of three broad levels as follows:

          Level 1 – Quoted market prices in active markets for identical assets or liabilities;

          Level 2 – Inputs other than level 1 inputs that are either directly or indirectly observable; and

          Level 3 – Unobservable inputs developed using Remington’s estimates and assumptions, which reflect           those that market participants would use.

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

Fair value measurements at March 31, 2008 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

	Level 1	Level 2	Level 3	Total

Assets:
Commodity Contract Derivatives	Not applicable	$9.6 million	Not applicable	Not applicable
Marlin Life Insurance Policies	$5.8 million	Not applicable	Not applicable	Not applicable
Liabilities:
None	Not applicable	Not applicable	Not applicable	Not applicable

          As shown above, commodity contract derivatives valued by using quoted prices are classified within level 2 of the fair value hierarchy. Marlin life insurance policies valued by using cash surrender values, net of related policy loans, are classified within level 1 of the fair value hierarchy. The determination of where an asset or liability falls in the hierarchy requires significant judgment. Remington evaluates its hierarchy disclosures each quarter based on various factors, and it is possible that an asset or liability may be classified differently from quarter to quarter. However, Remington expects that changes in classifications between different levels will be rare.

           Most derivative contracts are not listed on an exchange and require the use of valuation models. Consistent with SFAS 157, Remington attempts to maximize the use of observable market inputs in its models. When observable inputs are not available, Remington defaults to unobservable inputs. Derivatives valued based on models with significant unobservable inputs and that are not actively traded, or trade activity is one way, are classified within level 3 of the fair value hierarchy.

           Some financial statement preparers have reported difficulties in applying SFAS 157 to certain nonfinancial assets and nonfinancial liabilities, particularly those acquired in business combinations and those requiring a determination of impairment. To allow the time to consider the effects of the implementation issues that have arisen, the FASB issued FSP FAS 157-2 (“FSP 157-2”) on February 12, 2008 to provide a one-year deferral of the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually). As a result of FSP 157-2, Remington has not yet adopted SFAS 157 for nonfinancial assets and liabilities (such as those related to the Marlin Acquisition) that are valued at fair value on a non-recurring basis. Remington is evaluating the impact that the application of SFAS 157 to those nonfinancial assets and liabilities will have on its financial statements.

           In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides Remington with an option to elect fair value as the initial and subsequent measurement attribute for most financial assets and liabilities and certain other items. The fair value option election is applied on an instrument-by-instrument basis (with some exceptions), is irrevocable, and is applied to an entire instrument. The election may be made as of the date of initial adoption for existing eligible items. Subsequent to initial adoption, Remington may elect the fair value option at initial recognition of eligible items, on entering into an eligible firm commitment, or when certain specified reconsideration events occur. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.

           Upon adoption of SFAS 159 on January 1, 2008, Remington did not elect to account for any assets and liabilities under the scope of SFAS 159 at fair value.

Information Concerning Forward-Looking Statements

          This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in the operations and financial results and the business and the products of Remington, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions.

          Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on Remington. Such forward-looking statements are not guarantees of future performance. The following important factors, and those important factors described elsewhere in this quarterly report, including the matters set forth in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2007 under Item 1A, “Risk Factors”, could affect (and in some cases have affected) our actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

•

Our ability to meet our debt service and other obligations will depend in significant part on customers purchasing our products during the fall hunting season. Notwithstanding our cost containment initiatives and continuing management of costs, a decrease in demand during the fall hunting season for our higher priced, higher margin products would require us to further reduce costs or increase our reliance on borrowings under our credit facility to fund operations. No assurance can be given that we would be able to reduce costs or increase our borrowings sufficiently to adjust to such a reduction in demand.

•

Lead, copper, steel and zinc prices have experienced significant increases over the past three years primarily due to increased demand (including increased demand from China). Furthermore, fuel and energy costs have increased over the same time period, although at a slower rate of increase. We purchase copper, lead, and zinc options contracts to hedge against price fluctuations of anticipated commodity purchases. With the volatility of pricing that we have has recently experienced, there can be no assurance that we will not see further material adverse changes in commodity pricing or energy costs, and such further changes, were they to occur, could have a material adverse impact on our consolidated financial position, results of operations, or cash.

•

Because of the nature of our products, we anticipate that we will continue to be involved in product liability litigation in the future. Our ability to meet our product liability obligations will depend (among other things) upon the availability of insurance, the adequacy of our accruals, the 1993 Sellers’ ability to satisfy their obligations to indemnify us against certain product liability cases and claims and the 1993 Sellers’ agreement to be responsible for certain post-Asset Purchase shotgun related costs.

•

Achieving the benefits of our acquisitions will depend in part on the integration of products and internal operating systems in a timely and efficient manner. Such integration may be unpredictable, and subject to delay because the products and systems typically were developed independently and were designed without regard to such integration. If we cannot successfully integrate such products and internal operating systems on a timely basis, we may lose customers and our business and results of operations may be harmed.

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

          Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this quarterly report.

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

          Certain of our financial instruments are subject to interest rate risk. As of March 31, 2008, we had long-term borrowings of $251.9 million($249.7 million at March 31, 2007) of which $48.0 million ($48.2 million at March 31, 2007) was issued at variable rates. Assuming no changes in the $46.5 million of monthly average variable-rate debt levels from the latest twelve months ended March 31, 2008 ($62.1 million at March 31, 2007), we estimate that a hypothetical change of 100 basis points in the LIBOR and Alternate Base Rate interest rates would impact interest expense by $0.5 million ($0.6 million at March 31, 2007) on an annualized pretax basis. We were not a party to any interest rate cap or other protection arrangements with respect to our variable rate indebtedness as of March 31, 2008 or 2007.

          The Company purchases copper, lead, and zinc options contracts to hedge against price fluctuations of anticipated commodity purchases. Lead, copper and zinc prices have experienced significant increases over the past five years primarily due to increased demand (including increased demand from China). The amounts of premiums paid for commodity contracts outstanding at March 31, 2008 were $9.4 million, $4.7 million higher than in 2007. At March 31, 2008 and 2007, the market value of our outstanding contracts relating to firm commitments and anticipated purchases up to eighteen and fifteen months, respectively, from the respective date was $9.6 million and $6.5 million, respectively, as determined with the assistance of a third party. Assuming a hypothetical 10% increase in lead and copper commodity prices which are currently hedged at March 31, 2008, we would experience an approximate $9.8 million ($8.7 million at March 31, 2007) increase in our cost of related inventory purchased, which would be partially offset by an approximate $4.3 million ($2.9 million at March 31, 2007) increase in the value of related hedging instruments. With the volatility of pricing the Company has experienced, we believe that significant changes in commodity pricing could have a future material impact on our consolidated financial position, results of operations, or cash flows of the Company.

          We also purchase steel supplies for use in the manufacture of certain firearms, ammunition, and accessory products. Assuming a hypothetical 10% increase in steel prices at March 31, 2008, we would experience an approximate $0.2 million (an approximate $0.2 million at March 31, 2007) increase in our cost of related inventory purchased.

          We believe that we do not have a material exposure to fluctuations in foreign currencies.

          We do not hold or issue financial instruments for speculative purposes.

Item 4T.	Controls and Procedures

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

          As of and for the period ended March 31, 2008 (the “Evaluation Date”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the Evaluation Date,

          Furthermore, there have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

          As a result of contractual arrangements, we manage the joint defense of product liability litigation involving Remington brand firearms and our ammunition products for both Remington and the 1993 Sellers. As of March 31, 2008, approximately 13 individual bodily injury cases and claims were pending, primarily alleging defective product design, defective manufacture and/or failure to provide adequate warnings; some of these cases seek punitive as well as compensatory damages. We have previously disposed of a number of other cases involving post-Asset Purchase occurrences by settlement. The 13 pending cases involve post-Asset Purchase occurrences for which we bear responsibility under the Purchase Agreement.

          The relief sought in individual cases includes compensatory and, sometimes, punitive damages. Not all complaints or demand letters expressly state the amount of damages sought. As a general matter, when specific amounts are provided, compensatory damages sought range from less than $75,000 to more than $10 million, while demands for punitive damages may range from less than $500,000, to as much as $100 million. Of the individual post-Asset Purchase bodily injury cases and claims pending as of March 31, 2008, the plaintiffs and claimants seek either compensatory and/or punitive damages in unspecified amounts or in amounts within these general ranges. In the Company’s experience, initial demands do not generally bear a reasonable relationship to the facts and circumstances of a particular matter, and in any event, are typically reduced significantly as a case proceeds. The Company believes that its accruals for product liability cases and claims, as described below, are a superior quantitative measure of the cost to it of product liability cases and claims.

          At March 31, 2008, our accrual for product liability cases and claims was $13.0 million. The amount of our accrual for product liability cases and claims is based upon estimates developed as follows. We establish reserves for anticipated defense and disposition costs to us of those pending cases and claims for which we are financially responsible. Based on those estimates and an actuarial analysis of actual defense and disposition costs incurred by us with respect to product liability cases and claims in recent years, we determine the estimated defense and disposition costs for unasserted product liability cases and claims. We combine the estimated defense and disposition costs for both pending and unasserted cases and claims to determine the amount of our accrual for product liability cases and claims. It is reasonably possible additional experience could result in further increases or decreases in the period in which such information is made available. We believe that our accruals for losses relating to such cases and claims are adequate. Our accruals for losses relating to product liability cases and claims include accruals for all probable losses the amount of which can be reasonably estimated. Based on the relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Asset Purchase, our accruals for the uninsured costs of such cases and claims and the 1993 Sellers’ agreement to be responsible for a portion of certain post-Asset Purchase shotgun-related product liability costs, as well as the type of firearms products that we make), we do not believe with respect to product liability cases and claims that any probable loss exceeding amounts already recognized through our accruals has been incurred.

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

          In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

          Our decision to close one of our manufacturing facilities will result in certain charges and may cause disruption.

          In April 2008, we announced a strategic manufacturing consolidation decision that will result in the closure of our manufacturing facility located in Gardner, Massachusetts. We estimate that we will incur costs associated with the closing ranging from $2.9 million to $5.4 million. The actual sale price of the plant’s assets that are not redeployed for use at other locations may vary from our estimates and could cause this charge to differ. In addition, we could experience disruption in our operations as part of the transfer of assets that can be redeployed at other locations.

          We may not realize the benefits we expected when integrating Marlin and its subsidiary.

          Our ability to integrate the business of Marlin and its subsidiary, H&R, with our business will be complex, time-consuming, and expensive and may disrupt the combined business. We will need to overcome significant challenges in order to realize any benefits or synergies from the Marlin Acquisition. These challenges include the timely, efficient, and successful execution of a number of post-acquisition events, including the following:

•	integrating the business, operations, and technologies of the companies;

•	retaining and assimilating the key personnel of Marlin;

•	retaining existing customers of both companies and attracting additional customers;

•	retaining strategic partners of each company and attracting new strategic partners;

•	creating uniform standards, controls, procedures, policies, and information systems; and

• meeting the challenges inherent in efficiently managing an increased number of employees, including the need to implement appropriate systems, policies, benefits, and compliance programs.

Item 5.	Other Information

               On May 12, 2008, Remington Arms Company, Inc. (“Remington”) entered into a Second Supplemental Indenture, by and among Remington, U.S. Bank National Association as Trustee, and each of RA Brands, L.L.C., The Marlin Firearms Company and H&R 1871, LLC (the “New Guarantors”), to that certain indenture, dated as of January 24, 2003, by and among Remington, RBC Holding, Inc., RA Brands, L.L.C., RA Factors, Inc. (which was merged with and into Remington as of December 31, 2006), and U.S. Bank National Association (the “Indenture”), with respect to Remington’s $200.0 million principal amount of 10 ½% Senior Notes due 2011 (the “Notes”). Pursuant to the Second Supplemental Indenture, each of the New Guarantors has agreed to unconditionally guarantee all of Remington’s obligations under the Notes on the terms and subject to the conditions of the Indenture.

Item 6. Exhibits

10.1

Joinder Agreement and Supplement to Amended and Restated Credit Agreement, dated as of January 28, 2008, between Remington, RA Brands, L.L.C., The Marlin Firearms Company, and H&R 1871, LLC, and Wachovia Bank, National Association, previously filed as Exhibit 10.55 to Remington’s Annual Report on Form 10-K, filed March 28, 2008, and herein incorporated by reference.

10.2

Executive Employment Agreement, dated as of February 4, 2008, between Remington and Theodore H. Torbeck, previously filed as Exhibit 10.56 to Remington’s Annual Report on Form 10-K, filed March 28, 2008, and herein incorporated by reference. *

10.3	Description of 2008 Incentive Compensation Plan, previously filed as Exhibit 10.57 to Remington’s Annual Report on Form 10-K, filed March 28, 2008, and herein incorporated by reference. *

10.4	Summary of Amendment to 2007 Incentive Compensation Plan, dated as of February 29, 2008. *

31.1	Certification Pursuant to 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Management contract or compensatory plan or arrangement.

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

REMINGTON ARMS COMPANY, INC.

/s/ Stephen P. Jackson, Jr.

Stephen P. Jackson, Jr.

Chief Financial Officer,
Treasurer and Corporate Secretary
(Duly Authorized Officer and Principal Financial Officer)

May 15, 2008

EXHIBIT INDEX

Exhibit No.	Description

10.1

Joinder Agreement and Supplement to Amended and Restated Credit Agreement, dated as of January 28, 2008, between Remington, RA Brands, L.L.C., The Marlin Firearms Company, and H&R 1871, LLC, and Wachovia Bank, National Association, previously filed as Exhibit 10.55 to Remington’s Annual Report on Form 10-K, filed March 28, 2008, and herein incorporated by reference.

10.2

Executive Employment Agreement, dated as of February 4, 2008, between Remington and Theodore H. Torbeck, previously filed as Exhibit 10.56 to Remington’s Annual Report on Form 10-K, filed March 28, 2008, and herein incorporated by reference. *

10.3	Description of 2008 Incentive Compensation Plan, previously filed as Exhibit 10.57 to Remington’s Annual Report on Form 10-K, filed March 28, 2008, and herein incorporated by reference. *

10.4	Summary of Amendment to 2007 Incentive Compensation Plan, dated as of February 29, 2008. *

31.1	Certification Pursuant to 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Management contract or compensatory plan or arrangement.

**

These exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. In addition, these exhibits shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.