Form 10-Q/A
period 2008-03-31
REMINGTON ARMS CO INC/
filed 2008-08-13
CIK 916504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

REMINGTON ARMS COMPANY, INC.

FORM 10-Q/A

March 31, 2008

Explanatory Statement

This Form 10-Q/A (“Amendment No. 1”) amends the quarterly report on Form 10-Q of Remington Arms Company, Inc. (“Remington”) for the period ended March 31, 2008, filed with the Securities and Exchange Commission on May 15, 2008 (the “Original Report”). The purpose of this Amendment No. 1 is to provide the information required by Item 4 of Part II relating to certain actions taken by Remington’s sole stockholder during the quarter ended March 31, 2008.

This Amendment No. 1 has no effect on Remington’s consolidated statements of operations, statements of cash flows or balance sheets.

This Amendment No. 1 is limited in scope to Item 4 of Part II and does not amend, update or change any other items or disclosures contained in the Original Report or otherwise reflect events that occurred subsequent to the filing of the Original Report.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1 and 31.2 hereto.

PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

On March 25, 2008, RACI Holding, Inc., which is the sole stockholder of Remington Arms Company, Inc. (“Remington”) and owns all of Remington’s 1,000 shares of outstanding common stock, acted by written consent to:

(1)

Elect each of Messrs. Bobby Brown, Grant Gregory, General (ret.) Michael Hagee, General (ret.) George Joulwan, George Kollitides, Walter McLallen, Paul Miller, Thomas L. Millner, Scott Parker, James J. Pike, Edward Rensi, Madhu Satyanarayana, Frank A. (Terry) Savage and George Zahringer III to serve as a director of Remington until his successor has been duly elected and qualified, or until his earlier death, resignation or removal;

(2)	Reappoint Paul Miller as Remington’s Chairman of the Board; and

(3)	Ratify the appointment of Grant Thornton LLP to serve as Remington’s auditors for the year ending December 31, 2008.

Item 6. Exhibits

31.1	Certification Pursuant to 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMINGTON ARMS COMPANY, INC.

/s/ Stephen P. Jackson, Jr. ——————————————————————
Stephen P. Jackson, Jr. Chief Financial Officer, Treasurer and Corporate Secretary (Duly Authorized Officer and Principal Financial Officer)

August 13, 2008

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