Form 10-Q
period 2008-06-30
REMINGTON ARMS CO INC/
filed 2008-08-14
CIK 916504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

June 30, 2008

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
          Yes ☐          No ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
          Large accelerated filer ☐                    Accelerated filer ☐
          Non-accelerated filer ☒                      Smaller reporting company ☐
          (do not check if a smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          Yes ☐            No ☒

          At August 7, 2008, the number of shares outstanding of each of the issuer’s classes of common stock is as follows: 1,000 shares of Class A Common Stock, par value $.01 per share.

REMINGTON ARMS COMPANY, INC.

FORM 10-Q

June 30, 2008

Remington Arms Company, Inc.
Consolidated Balance Sheets
(Dollars in Millions, Except Per Share Data)

	Unaudited		Unaudited

	June 30, 2008	December 31, 2007	June 30, 2007

ASSETS
Current Assets
Cash and Cash Equivalents	$1.8	$23.4	$0.6
Accounts Receivable Trade - net	108.0	72.8	104.9
Inventories - net	162.8	116.9	170.1
Supplies	5.9	6.3	7.7
Prepaid Expenses and Other Current Assets	18.9	18.2	24.3
Deferred Tax Assets	10.6	11.1	—

Total Current Assets	308.0	248.7	307.6

Property, Plant and Equipment - net	117.1	102.7	103.5
Goodwill and Intangibles - net	150.8	132.6	140.7
Debt Issuance Costs - net	3.9	4.7	5.1
Other Noncurrent Assets	14.8	13.4	16.6

Total Assets	$594.6	$502.1	$573.5

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts Payable	$37.1	$30.4	$29.2
Book Overdraft	1.7	5.3	4.6
Short-Term Debt	1.7	3.5	1.8
Current Portion of Long-Term Debt	6.7	4.8	0.7
Current Portion of Product Liability	3.3	3.1	2.9
Income Taxes Payable	0.2	0.1	—
Deferred Tax Liabilities	—	—	1.7
Other Accrued Liabilities	43.2	34.9	49.4

Total Current Liabilities	93.9	82.1	90.3

Long-Term Debt, net of Current Portion	282.4	225.0	281.2
Retiree Benefits, net of Current Portion	45.0	42.8	42.3
Product Liability, net of Current Portion	11.0	9.3	11.4
Deferred Tax Liabilities	30.0	28.4	21.7
Other Long-Term Liabilities	11.0	6.5	4.5

Total Liabilities	473.3	394.1	451.4

Commitments and Contingencies

Stockholder’s Equity
Class A Common Stock, par value $.01; 1,000 shares authorized and outstanding at June 30, 2008, December 31, 2007 and June 30, 2007, respectively	—	—	—
Paid in Capital	142.4	124.2	124.2
Accumulated Other Comprehensive Income (Loss)	(9.0)	(5.7)	1.7
Accumulated Deficit	(12.1)	(10.5)	(3.8)

Total Stockholder’s Equity	121.3	108.0	122.1

Total Liabilities and Stockholder’s Equity	$594.6	$502.1	$573.5

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statements of Operations
(Dollars in Millions)
(Unaudited)

	Successor		Predecessor	Successor		Predecessor

	April 1 - June 30 2008	June 1 - June 30 2007	April 1 - May 31 2007	January 1 - June 30 2008	June 1 - June 30 2007	January 1 - May 31 2007

Net Sales (1)	$131.9	$45.1	$64.7	$254.0	$45.1	$167.0

Cost of Goods Sold	98.8	41.0	46.0	192.0	41.0	117.3

Gross Profit	33.1	4.1	18.7	62.0	4.1	49.7

Selling, General and Administrative Expenses	25.2	7.4	11.6	49.1	7.4	30.3

Research and Development Expenses	1.5	0.6	1.2	3.3	0.6	2.7

Other (Income) Expense	0.7	(0.3)	(3.7)	0.1	(0.3)	(4.5)

Operating Profit (Loss)	5.7	(3.6)	9.6	9.5	(3.6)	21.2

Interest Expense	6.0	2.3	4.5	12.0	2.3	10.9

Income (Loss) from Operations before Income Taxes	(0.3)	(5.9)	5.1	(2.5)	(5.9)	10.3

Income Tax Provision (Benefit)	(0.1)	(2.1)	0.9	(0.9)	(2.1)	1.3

Net Income (Loss)	$(0.2)	$(3.8)	$4.2	$(1.6)	$(3.8)	$9.0

(1) Sales are presented net of Federal Excise taxes of $8.8 and $17.0 for the quarter and year-to-date periods ended June 30, 2008, respectively. Sales are presented net of Federal Excise taxes of $3.7 for the one month period ended June 30, 2007 and $5.0 and $12.1 for the two and five month periods ended May 31, 2007.

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Successor		Predecessor

	January 1 - June 30 2008	June 1 - June 30 2007	January 1 - May 31 2007

Operating Activities
Net Income (Loss)	$(1.6)	$(3.8)	$9.0
Adjustments to reconcile Net Income (Loss) to Net Cash used in Operating Activities:
Depreciation and Amortization	9.6	1.4	4.8
Pension Plan Contributions	(4.3)	—	(5.9)
Pension Plan Expense	(0.2)	0.6	3.7
Provision (Benefit) for Deferred Income Taxes, net	(3.2)	(2.1)	0.3
Other Non-cash Charges	0.2	—	1.9
Changes in Operating Assets and Liabilities net of effects of purchase of Marlin Firearms:
Accounts Receivable Trade - net	(25.6)	(10.9)	(1.2)
Inventories	(24.0)	10.8	(39.5)
Prepaid Expenses and Other Current Assets	(8.1)	(3.2)	(5.5)
Other Noncurrent Assets	(2.2)	0.3	(2.6)
Accounts Payable	3.5	(9.8)	8.2
Income Taxes Payable	1.1	(0.1)	(1.4)
Other Liabilities	7.0	8.2	(8.1)

Net Cash used in Operating Activities	(47.8)	(8.6)	(36.3)

Investing Activities
Option Cancellation Payments	—	(1.1)	—
Purchase of Property, Plant and Equipment	(7.6)	—	(2.1)
Premiums paid for Company Owned Life Insurance	—	(0.5)	(0.2)
Cash Received on Termination of Company Owned Life Insurance	5.6	—	—
Seller Related Expenses Paid by Remington	—	—	(4.7)
Transaction Costs Related to the Acquisition	—	—	(5.1)
Payment for purchase of Marlin Firearms, net of cash acquired	(46.6)	—	—

Net Cash used in Investing Activities	(48.6)	(1.6)	(12.1)

Financing Activities
Proceeds from Revolving Credit Facility	103.3	11.7	103.1
Payments on Revolving Credit Facility	(42.5)	(20.6)	(37.3)
Cash Withheld from Sellers Provided by AHA	—	—	4.7
Cash Contributions from AHA	18.0	6.1	—
Debt Issuance Costs	—	—	(5.2)
Amount Paid to Holding for Acquisition Costs	—	—	(3.8)
Payments on Long-Term Debt	(1.5)	—	(0.1)
Cash Received from RACI Holding, Inc.	0.2	—	—
Change in Book Overdraft	(3.6)	4.6	(4.5)

Net Cash provided by Financing Activities	73.9	1.8	56.9

Change in Cash and Cash Equivalents	(22.5)	(8.4)	8.5
Cash and Cash Equivalents at Beginning of Period	24.3	9.0	0.5

Cash and Cash Equivalents at End of Period	$1.8	$0.6	$9.0

Supplemental Cash Flow Information:
Cash Paid for:
Interest	$11.9	$0.4	$11.8
Income Taxes	$1.8	$—	$0.1
Previously accrued Capital Expenditures	$0.9	$—	$0.6
Noncash Investing and Financing Activities:
Financing of insurance policies	$1.7	$1.8	$1.9
Acquisition of Parent Company by AHA	$—	$118.1	$—
Capital Lease Obligations Incurred	$0.5	$—	$—
Conversion of Parent Company Stock Liability to Equity	$—	$—	$0.1

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statement of Stockholder’s Equity and Comprehensive Income (Loss)
(Dollars in Millions)
(Unaudited)

	Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder’s Equity

Balance, December 31, 2007	$124.2	$(5.7)	$(10.5)	$108.0

Comprehensive Income (Loss):
Net Loss	—	—	(1.6)	(1.6)
Other comprehensive income:
Net derivative losses, net of tax effect of ($0.7)	—	(1.1)	—	(1.1)
Net derivative gains reclassified as earnings, net of tax effect of ($1.3)	—	(2.2)	—	(2.2)

Total Comprehensive Loss				(4.9)

Cash Contribution from RACI Holding, Inc.	0.2	—	—	0.2

Cash Contribution from AHA	18.0	—	—	18.0

Balance, June 30, 2008	$142.4	$(9.0)	$(12.1)	$121.3

The accompanying notes are an integral part of these consolidated financial statements.

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

Note 1 - Basis of Presentation

          The accompanying unaudited interim consolidated financial statements of Remington Arms Company, Inc. (“Remington”) includes the financial results of The Marlin Firearms Company (“Marlin”) and its subsidiary, H&R 1871, LLC (“H&R”) (as of February 1, 2008), as well as the accounts of Remington’s other wholly owned subsidiaries, RA Brands, L.L.C. (“RA Brands”) and Remington Steam, LLC (“Remington Steam”) (collectively with Remington, the “Company”).

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

          Although Remington continued as the same legal entity after May 31, 2007, the accompanying unaudited interim consolidated statement of operations, cash flows and stockholder’s equity (deficit) are presented for two periods: predecessor and successor, which relate to the period preceding May 31, 2007 and the period succeeding May 31, 2007, respectively. The Company refers to the operations of Remington and its subsidiaries for both the predecessor and successor periods.

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

          In addition, on January 28, 2008, 100% of the shares of Marlin were purchased by Remington (the “Marlin Acquisition”). The Marlin Acquisition includes Marlin’s 100% ownership interest in H&R. Although the Marlin Acquisition closed on January 28, 2008, based on the accounting policies adopted by Marlin and in place prior to the Marlin Acquisition, full financial statements were not available for the resulting stub period January 28-31, 2008 (the “Stub Period”). In addition, it was determined by the Company that it would require significant effort and time to generate financial statements for the Stub Period. Based on materiality tests performed using guidance from SAB Topic 1 (M1), the Stub Period was deemed immaterial to the unaudited interim consolidated financial statements and thus, Remington will report consolidated financial statements with Marlin financial data beginning February 1, 2008.

          The accompanying unaudited interim consolidated financial statements of Remington have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation of the unaudited interim consolidated financial statements have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. The year-end

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

balance sheet information for 2007 was derived from the audited consolidated financial statements for the year ended December 31, 2007, but does not include all disclosures required by generally accepted accounting principles.

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

          The value of the AHA Acquisition was approximately $416.6, which included the assumption of all of Remington’s approximately $85.2 of funded indebtedness related to the Amended and Restated Credit Agreement, dated March 15, 2006, by and among Remington, Wachovia Bank, National Association (“Wachovia”), RA Factors, Inc., and the lenders from time to time parties thereto (the “Amended and Restated Credit Agreement”), the $200.0 principal amount ($203.8 estimated fair value at May 31, 2007) of Remington’s 10½% Senior Notes due 2011 (the “Notes”) and approximately $3.4 of certain other indebtedness at the Closing Date. The payment for the Common Stock and converted deferred shares of Common Stock, the stock option cancellation payment and repayment of the Holding Notes was funded by AHA’s available cash. In addition, Remington obtained all necessary waivers, amendments and consents so that Remington’s Amended and Restated Credit Agreement and the indebtedness evidenced by the Notes remained outstanding and not in default.

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

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

          Following is a summary of the fair values of the assets acquired and liabilities assumed as of June 1, 2007 based on final valuations, as well as subsequent adjustments through May 31, 2008:

	As of June 1, 2007	Net Adjustments	As of May 31, 2008

Inventory	$180.9	$(2.1)	$178.8
Other Current Assets	136.4	0.2	136.6
Property, Plant and Equipment	104.2	0.3	104.5
Goodwill	67.0	(6.0)	61.0
Identifiable Intangible Assets	73.9	(0.9)	73.0
Other Long-Term Assets	22.1	—	22.1

Total Assets Acquired	584.5	(8.5)	576.0

Current Liabilities	91.6	0.2	91.8
Revolving Credit Facility	85.2	—	85.2
10 ½% Senior Notes Due 2011	203.8	—	203.8
Pension & OPEB	40.9	(9.5)	31.4
Other Non-Current Liabilities	38.8	0.8	39.6

Total Liabilities Assumed	460.3	(8.5)	451.8

Estimated AHA Acquisition Cost	$124.2	$—	$124.2

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

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

          The Marlin Acquisition was accounted for as a business combination using the purchase method of accounting, in accordance with SFAS 141, whereby the preliminary purchase price (including assumed liabilities) is allocated and pushed down to the assets acquired based on their estimated fair market values at the date of the Marlin Acquisition.

          The total acquisition cost for the Marlin Acquisition is estimated to be approximately $48.4 (the “Acquisition Cost”).

          In conjunction with the Marlin Acquisition, the estimated Acquisition Cost is allocated to reflect the fair value of the assets acquired and liabilities assumed as of the Marlin Closing Date in accordance with SFAS 141. The preliminary allocation for the Marlin Acquisition is listed below along with subsequent adjustments. The preliminary allocation is subject to completion of final fair value allocations. The actual amounts that will be recorded based upon final assessment of fair values may differ substantially from the information presented in these unaudited consolidated financial statements. The Company recorded an initial estimate associated with goodwill of $6.0. Subsequent to that, net adjustments of $2.5 increased the balance of goodwill to $8.5. The goodwill adjustments were related to inventory of ($0.3), deferred tax assets of $1.2, short term payables of $3.6 and deferred tax liabilities of ($0.2).

	As of February 1, 2008	Net Adjustments	As of June 30, 2008

Inventory	$25.0	$(0.3)	$24.7
Other Current Assets	11.6	1.2	12.8
Property, Plant and Equipment	15.6	—	15.6
Goodwill	6.0	2.5	8.5
Trade Names and Trademarks	8.7	—	8.7
Customer Relationships	2.2	—	2.2
Other Long-Term Assets	5.9	—	5.9

Total Assets Acquired	75.0	3.4	78.4

Current Liabilities	14.3	3.6	17.9
Pension & OPEB	7.1	—	7.1
Other Non-Current Liabilities	5.2	(0.2)	5.0

Total Liabilities Assumed	26.6	3.4	30.0

Estimated Acquisition Cost	$48.4	$—	$48.4

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

          In addition, on May 12, 2008, the Company entered into a Second Supplemental Indenture, by and among the Company, U.S. Bank National Association as Trustee, and each of RA Brands, Marlin and H&R (the “New Guarantors”), to the Indenture. Pursuant to the Second Supplemental Indenture, each of the New Guarantors has agreed to unconditionally guarantee all of the Company’s obligations under the Notes on the terms and subject to the conditions of the Indenture.

          Pro Forma Financial Information

          The following unaudited pro forma results of operations assume that the AHA Acquisition and the Marlin Acquisition occurred at the beginning of the respective periods. The results have been adjusted for the impact of certain AHA Acquisition-related items, such as additional depreciation expense of property, plant and equipment; additional amortization expense of identified intangible assets; additional interest expense on acquisition debt, net of bond premium amortization; recognition of write-up in cost of sales as inventory is sold and the related income tax effects. The results have also been adjusted for the impact of certain Marlin Acquisition-related items, such as additional sales; depreciation expense of property, plant and equipment; additional amortization expense of identified intangible assets; additional interest expense on the Term Loan; and recognition of write-up in cost of sales as inventory is sold and the related income tax effects. Income taxes are provided at the estimated effective rate. This unaudited pro forma information should not be relied upon as necessarily being indicative of historical results that would have been obtained if the AHA Acquisition and the Marlin Acquisition had actually occurred on those dates, nor the results that may be obtained in the future.

Unaudited Pro Forma Financial Results	For the Three Months Ended		For the Six Months Ended

	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net Sales	$131.9	$129.1	$258.9	$251.3
Operating Income (Loss)	5.7	(5.2)	9.6	(12.9)
Net Income (Loss)	(0.2)	(16.6)	(1.5)	(36.0)

Note 3 – Significant Accounting Policies

          Significant accounting policies used by the Company as a result of the Marlin Acquisition that differ from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 are as follows:

Inventories:

          As part of the Marlin Acquisition, the Company now accounts for a portion of its inventory under a Last In First Out (“LIFO”) assumption under the double extension method. The Marlin Acquisition resulted in a new basis for the value of the Company’s inventory. Accordingly, inventory was adjusted to its estimated fair value as of February 1, 2008, which was estimated to be approximately $11.5 over its previous net book value of which $8.5 represents the LIFO reserve that was eliminated as part of purchase accounting. As of June 30, 2008, a net of $1.6 has been rolled out to cost of goods sold, which consists of $3.0 of inventory step up less $1.4 of LIFO reserve.

Fair Value of Financial Instruments:

          As a result of the Marlin Acquisition, the Company assumed life insurance policies for certain officers, key employees and retired employees of Marlin, some of who remained employed with the Company after the Marlin Acquisition. These insurance policies are shown on the consolidated balance sheet with other assets at their fair

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

value. The fair value of the life insurance policies is estimated based on the cash surrender values, net of related policy loans. In the second quarter of 2008, substantially all of these life insurance policies were surrendered and the Company received $5.6 of cash. The fair value of the remaining life insurance policies that were not surrendered was $0.1 as of June 30, 2008.

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

          Significant accounting policies adopted by the Company in 2008 are as follows:

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

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

	Fair value measurements at June 30, 2008 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

	Level 1	Level 2	Level 3	Total

Assets:
Commodity Contract Derivatives	Not applicable	$4.1	Not applicable	Not applicable
Life Insurance Policies	$0.1	Not applicable	Not applicable	Not applicable
Liabilities:
None	Not applicable	Not applicable	Not applicable	Not applicable

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

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

Note 4 – Inventories

          Inventories consisted of the following at:

	(Unaudited)

	June 30, 2008	December 31, 2007	June 30, 2007

Raw Materials	$27.5	$22.7	$24.6
Semi-Finished Products	34.0	27.1	31.9
Finished Products	99.9	67.1	113.6

Subtotal	161.4	116.9	170.1
LIFO Adjustment	1.4	—	—

Total	$162.8	$116.9	$170.1

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

          As noted above, following the Marlin Acquisition the Company now accounts for a portion of its inventory under a LIFO assumption. As of June 30, 2008, approximately 10.8% of the Company’s total inventory excluding the LIFO adjustment was accounted for under the LIFO method. The Marlin Acquisition resulted in a new basis for the value of the Company’s inventory. Accordingly, inventory was adjusted to its estimated fair value as of February 1, 2008, which was estimated to be approximately $11.5 over its previous net book value, of which $8.5 represents the LIFO reserve that was eliminated as part of purchase accounting. As of June 30, 2008, a net of $1.6 has been rolled out to cost of goods sold, which consists of $3.0 of inventory step up less $1.4 of LIFO reserve. Under a FIFO assumption, inventories would have been lower by $1.4 at June 30, 2008.

          In March 2008, the Company recorded a charge of $3.1 against certain of its surveillance technology products inventory in the accompanying statement of operations as a result of the Company discontinuing its exclusive distribution rights agreement with the technology products manufacturer.

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

Note 5 –Other Accrued Liabilities

          Other Accrued Liabilities consisted of the following at:

	(Unaudited)

	June 30, 2008	December 31, 2007	June 30, 2007

Retiree Benefits	$1.2	$0.8	$17.0
Marketing	5.2	10.4	5.9
Healthcare Costs	4.6	5.1	5.5
Workers Compensation	2.8	1.8	4.7
Incentive Compensation	2.8	6.8	1.8
Accrued Excise Tax	5.0	2.4	2.8
Accrued Employee Costs	4.9	0.8	4.3
Accrued Interest	1.9	2.0	1.9
Accrued Escrow	5.2	—	—
Other	9.6	4.8	5.5

Total	$43.2	$34.9	$49.4

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

	(Unaudited)

	Successor			Predecessor

	January 1- June 30, 2008	January 1- December 31, 2007	June 1 – June 30, 2007	January 1 – May 31, 2007

Beginning warranty accrual	$0.7	$0.7	$0.7	$0.8
Accrual from Marlin Acquisition	0.5	—	—	—
Current period accruals	1.7	1.3	0.1	1.0
Current period charges	(1.7)	(1.3)	(0.1)	(1.1)

Ending warranty accrual	$1.2	$0.7	$0.7	$0.7

Note 7 – Income Taxes

          The effective tax rate on continuing operations for the six month period ended June 30, 2008 was 36.0%. The effective tax rate was 35.6% for the period June 1, 2007 through June 30, 2007 and 12.6% for the period January 1, 2007 through May 31, 2007.

          The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized tax benefits. As of June 30, 2008, the Company had a $1.7 liability for unrecognized tax benefits. The Company may recognize an adjustment to the FIN 48 liability established pursuant to the Marlin purchase price accounting as additional information becomes available.

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

          The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The gross amount of interest and penalties accrued as of June 30, 2008 was $0.6 related to uncertain tax positions.

          The tax years 2004-2007 remain open to examination by the major tax jurisdictions to which the Company is subject.

          A deferred tax liability or asset is recognized in accordance with the requirements of SFAS 109 for differences between the assigned values and the tax bases of the assets and liabilities recognized in a purchase business combination. A valuation allowance is recorded if it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Further revisions to the purchase price allocation, including the tax impact of those adjustments and final assessment of the transaction costs will be made as additional information becomes available and the balances as reported could be subject to change.

          The Company files its income taxes on a consolidated basis with AHA. The allocation of income tax expense (benefit) represents the Company’s proportionate share of the consolidated provision for income taxes. The supplemental cash flow disclosure for cash taxes paid represents the Company’s proportionate share of the consolidated provision for income taxes.

Note 8–Long-Term Debt

          Long-term debt consisted of the following at:

	(Unaudited)

	June 30, 2008	December 31, 2007	June 30, 2007

Revolving Credit Facility	$60.8	$—	$76.3
10.5% Senior Subordinated Notes due 2011	202.6	203.2	203.7
Term Loan	24.0	25.0	—
Capital Lease Obligations	1.0	0.7	0.9
Due to RACI Holding, Inc.	0.7	0.9	0.9

Subtotal	289.1	229.8	281.8
Less: Current Portion	6.7	4.8	0.6

Total	$282.4	$225.0	$281.2

10.5% Senior Subordinated Notes due 2011

          The AHA Acquisition resulted in a new basis in the value of the Notes. Accordingly, the Notes were adjusted to their estimated fair value of $203.8 as of May 31, 2007. The premium associated with the adjustment is being amortized into interest expense over the remaining term of the debt. Debt acquisition costs associated with obtaining waivers, consents and amendments in the amount of $4.2 related to the Notes and $1.0 related to the revolver were capitalized in the June 1, 2007 opening balance sheet and are being amortized into interest expense over the remaining term of the debt.

          The Notes became redeemable at the option of the Company, in whole or in part, any time on or after February 1, 2007. The redemption price of the principal amount is 103% through February 2009 and 100.0% thereafter. The Notes are unsecured senior obligations of the Company that are contractually pari passu with all existing and future senior indebtedness, if any, of the Company, but are effectively subordinate to secured indebtedness, including its indebtedness under the Amended and Restated Credit Agreement to the extent of the assets securing such indebtedness.

          The indenture for the Notes, dated as of January 24, 2003, among the Company, U.S. Bank National Association, as trustee, and RA Brands, as guarantor (the “Indenture”), and the Amended and Restated Credit

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

Agreement, as amended by the First Amendment, Second Amendment and the Letter Amendment, contain various restrictions on the Company’s ability to incur debt, pay dividends and enter into certain other transactions. In addition, the Indenture permits repurchases of the Notes on the open market, subject to a $20.0 limitation contained in the Amended and Restated Credit Agreement.

          Pursuant to the Second Supplemental Indenture, dated May 12, 2008, RA Brands, Marlin and H&R became guarantors and unconditionally guarantee all of Remington’s obligations under the Notes on the terms and subject to the conditions of the Indenture.

Revolving Credit Facility

          Key terms of the Company’s Amended and Restated Credit Agreement, as amended by the First Amendment, the Second Amendment and the Letter Amendment, include the following:

1)	Provides up to $155.0 of borrowings under an asset-based senior secured revolving credit facility through June 30, 2010;

2)

Specifies that amounts available are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable and eligible inventory in addition to a minimum availability requirement of $27.5;

3)	Includes a letter of credit sub-facility of up to $15.0, under which the Company has aggregate outstanding letters of credit of $6.7 as of June 30, 2008;

4)

Defines Applicable Margin so that the interest margin applicable to loans under the Amended and Restated Credit Agreement is based on Average Excess Availability, which is described as the amount obtained by adding the aggregate Excess Availability at the end of each day during the period in question and dividing such sum by the number of days in such period;

5)	Specifies that the Availability Test Period coincides with the Commitment Termination Date; and

6)	Names RA Brands, L.L.C., Marlin and H&R as borrowers.

          On November 13, 2007, as part of the Second Amendment, the Company added a $25.0 Term Loan Commitment at an interest rate of LIBOR plus 200 basis points (which was 4.48% at June 30, 2008) with monthly principal payments of $0.5, plus interest, beginning May 1, 2008 and continuing on the first day of each month thereafter, the final installment of which shall be the remaining principal balance of the Term Loan and shall be payable on the Commitment Termination Date.

          The interest rate margin for the Alternate Base Rate and the Euro-Dollar loans at June 30, 2008 was (0.50%) and 1.00%, respectively. The weighted average interest rate under the Company’s outstanding credit facility was 4.27% and 7.41% for the year-to-date periods ended June 30, 2008 and 2007, respectively. The weighted average interest rate under the Company’s outstanding Term Loan at June 30, 2008 was 5.60%.

          As of June 30, 2008 approximately $51.1 in additional borrowings beyond the minimum availability requirement of $27.5 was available as determined pursuant to the Amended and Restated Credit Agreement.

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

Note 9 – Goodwill and Other Intangible Assets

          The carrying amount of goodwill and identifiable intangible assets attributable to each reporting segment is outlined in the following tables:

	(Unaudited)

Goodwill	June 30, 2008	December 31, 2007	June 30, 2007

Firearms	$38.2	$29.7	$35.1
Ammunition	14.5	14.5	17.1
All Other	16.8	16.8	14.8

Total	$69.5	$61.0	$67.0

	(Unaudited)

Identifiable Intangible Assets	June 30, 2008	December 31, 2007	June 30, 2007

Firearms	$57.7	$46.8	$47.6
Ammunition	10.5	10.5	10.5
All Other	15.7	15.7	15.8

Total	83.9	73.0	73.9
Less: Accumulated Amortization	(2.6)	(1.4)	(0.2)

Total	$81.3	$71.6	$73.7

          The following table is a summary of the initial preliminary estimate as well as subsequent adjustments and accumulated amortization by major intangible asset. An explanation of adjustments is included in Note 2:

	June 1, 2007 Balance	Net Adjustments	June 30, 2008 Balance	Accumulated Amortization	Net Balance	Amortization Period

Goodwill	$67.0	$2.5	$69.5	N/A	$69.5	Indefinite

Identifiable Intangible Assets
Tradenames and Trademarks	$39.4	$8.7	$48.1	N/A	$48.1	Indefinite
Customer Relationships	26.4	1.3	27.7	(1.4)	26.3	19.6 Years*
License Agreements	8.4	—	8.4	(1.3)	7.1	7 Years
Internally Developed Software	0.1	—	0.1	—	0.1	2 Years
Leasehold Interest	(0.4)	—	(0.4)	0.1	(0.3)	3.5 Years

Total Identifiable Intangible Assets	$73.9	$10.0	$83.9	$(2.6)	$81.3

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

          The following tables summarize the components of net periodic pension cost for the Company’s defined benefit pension plans (including the acquired Marlin Pension Plan as of February 1, 2008) for the periods ended:

	(Unaudited)

	Successor		Predecessor

	Three Months Ended June 30, 2008	One Month Ended June 30, 2007	Two Months Ended May 31, 2007

Service Cost	$—	$0.4	$0.8
Interest Cost	2.9	0.9	1.8
Expected Return on Assets	(3.4)	(0.9)	(1.8)
Amortization of Prior Service Cost	—	—	—
Recognized Net Actuarial Loss	0.4	0.3	0.7

Net Periodic Pension Cost	$(0.1)	$0.7	$1.5

	(Unaudited)

	Successor		Predecessor

	Six Months Ended June 30, 2008	One Month Ended June 30, 2007	Five Months Ended May 31, 2007

Service Cost	$—	$0.4	$2.0
Interest Cost	5.7	0.9	4.5
Expected Return on Assets	(6.7)	(0.9)	(4.5)
Amortization of Prior Service Cost	—	—	—
Recognized Net Actuarial Loss	0.9	0.3	1.8

Net Periodic Pension Cost	$(0.1)	$0.7	$3.8

          The following tables summarize the components of net periodic postretirement cost for the Company’s postretirement plan (including the acquired Marlin Postretirement Plan for 2008) for the periods ended:

	(Unaudited)

	Successor		Predecessor

	Three Months Ended June 30, 2008	One Month Ended June 30, 2007	Two Months Ended May 31, 2007

Service Cost	$0.1	$—	$(0.2)
Interest Cost	0.3	—	(0.3)
Net Amortization and Deferral	—	—	(0.1)

Net Periodic Pension Cost	$0.4	$—	$(0.6)

	(Unaudited)

	Successor		Predecessor

	Six Months Ended June 30, 2008	One Month Ended June 30, 2007	Five Months Ended May 31, 2007

Service Cost	$0.3	$—	$—
Interest Cost	0.5	—	(0.1)
Net Amortization and Deferral	—	—	—

Net Periodic Pension Cost	$0.8	$—	$(0.1)

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

Anticipated Contributions

          As of June 30, 2008, Remington estimates that it will contribute $16.3 (including $1.4 of Marlin contributions) to plan assets related to its funded defined benefit pension plan during 2008. As of August 7, 2008, total contributions for Remington of $6.8 have been made (including $0.9 of Marlin contributions). Remington presently anticipates contributing an additional amount of approximately $9.5 (including $0.5 of Marlin contributions) to fund its required contributions for these plans during the remainder of 2008.

Note 11 – Stock Purchase, Option Plans and Restricted Stock Awards

          On May 14, 2008, the board of directors of AHA (the “AHA Board”) adopted the American Heritage Arms, Inc. 2008 Stock Incentive Plan (the “Plan”). The Plan is designed to provide a means by which certain current employees, officers, non-employee directors and other individual service providers, including those of Remington and other subsidiaries of AHA, may be given an opportunity to benefit from increases in the value of AHA common stock (the “Common Stock”), through the grant of awards. AHA, by means of the Plan, seeks to retain the services of such eligible persons and to provide incentives for such persons to exert maximum efforts for the success of AHA and its subsidiaries.

          The awards under the Plan may be in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and stock unit awards. The maximum aggregate number of shares of Common Stock that may be issued under all awards granted to participants under the Plan is 2,424,703 shares, subject to certain adjustments as set forth in the Plan.

          Also on May 14, 2008, the AHA Board adopted the form of Nonqualified Stock Option Award Agreement (the “Form Award Agreement”). The Form Award Agreement outlines terms relating to stock option awards, including (i) the exercise price per share of each option granted, which shall be the fair market value of a share of the Common Stock on the date of grant (as defined in the Plan), (ii) the vesting schedule of the options granted, and (iii) acceleration provisions upon the occurrence of a change in control, termination of employment without cause or termination of employment for good reason.

          On May 14, 2008, the AHA Board granted 1,910,834 nonqualified stock option awards and 118,074 shares of common stock to various members of Remington’s executive management and board of directors. The vesting of the options and shares of common stock occur at various times through July 2012. For the three months ending June 30, 2008, the Company recognized $0.8 in expense related to the granting of options and common shares. In addition, the Company expects to recognize approximately $3.3 in total stock compensation expense in relation to these grants.

          As a result of a merger of AHA and another Cerberus portfolio company in December 2007, certain restricted units in this other Cerberus portfolio company were converted to performance-based and service-based restricted common stock of AHA. On May 14, 2008, a modification was made resulting in the restricted common stock becoming all service-based rather than both performance-based and service-based. As certain of these shares were provided to individuals that are now employees of Remington, any compensation expense related to the remaining vesting period is being recognized by Remington and was less than $0.1 for the three months ended June 30, 2008. These shares were originally granted to the employees in April 2006 at an estimated fair value of $1.23 per share and in September 2006 at an estimated fair value of $1.20 per share. As of June 30, 2008, the 14,653 vested shares had a value of less than $0.1 and the 180,733 unvested shares had a value of approximately $0.2.

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

Note 13 – Accounting for Derivatives and Hedging Activities

          The Company currently purchases copper and lead options contracts to hedge against price fluctuations of anticipated commodity purchases. The options contracts limit the unfavorable effect that cost increases will have on these metal purchases.

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

Successor

          At June 30, 2008, the fair value of the Company’s outstanding derivative contracts relating to firm commitments and anticipated consumption (aggregate notional amount of 39.4 million pounds of copper and lead) up to eighteen months from such date was $4.1 as determined with the assistance of a third party. During the six months ended June 30, 2008, a net gain on a net-of-tax basis of $2.2 on derivative instruments was reclassified to cost of sales from accumulated other comprehensive income, and a net loss on a net-of-tax basis of $1.1 was recorded to accumulated other comprehensive income and to prepaid expenses and other current assets.

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

          The volatility of pricing the Company has experienced to date has affected our results of operations for the periods ended June 30, 2008 and 2007. The Company believes that further significant changes in commodity pricing could have a future material impact on the consolidated financial position, results of operations, and cash flows of the Company.

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

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

Information on Segments:

	(Unaudited)			(Unaudited)

	Successor		Predecessor	Successor		Predecessor

	2008	2007	2007	2008	2007	2007

	April 1 – June 30	June 1 – June 30	April 1- May 31	January 1– June 30	June 1- June 30	January 1- May 31

Net Sales:
Firearms	$68.5	$18.3	$30.2	$127.5	$18.3	$80.5
Ammunition	59.1	24.2	31.8	116.9	24.2	78.9
All Other	4.3	2.6	2.7	9.6	2.6	7.6

Consolidated Net Sales	$131.9	$45.1	$64.7	$254.0	$45.1	$167.0

Adjusted EBITDA:
Firearms	$6.1	$3.4	$4.5	$11.6	$3.4	$12.3
Ammunition	9.2	1.0	3.4	19.2	1.0	10.5
All Other	0.8	0.4	0.1	2.1	0.4	0.6
Other Reconciling Items	(0.6)	(0.6)	0.1	(1.0)	(0.6)	(0.2)

Adjusted EBITDA	$15.5	$4.2	$8.1	$31.9	$4.2	$23.2

	(Unaudited)

	June 30, 2008	December 31, 2007	June 30, 2007

Assets:
Firearms	$239.1	$147.4	$198.1
Ammunition	163.4	137.0	179.0
All Other	26.1	29.6	28.9
Other Reconciling Items	166.0	188.1	167.5

Consolidated Assets	$594.6	$502.1	$573.5

                  The following table illustrates the calculation of Adjusted EBITDA, by reconciling Net Income (Loss) to Adjusted EBITDA:

	(Unaudited)			(Unaudited)

	Successor		Predecessor	Successor		Predecessor

	2008	2007	2007	2008	2007	2007

	April 1- June 30	June 1 – June 30	April 1- May 31	January 1– June 30	June 1- June 30	January 1- May 31

Net Income (Loss)	$(0.2)	$(3.8)	$4.2	$(1.6)	$(3.8)	$9.0
Adjustments:
Depreciation Expense	4.0	1.2	1.7	7.9	1.2	4.2
Interest Expense (A)	6.0	2.3	4.5	12.0	2.3	10.9
Intangible Amortization (B)	0.7	0.2	—	1.3	0.2
Other Noncash Charges (C)	0.3	(0.1)	1.1	0.6	(0.1)	1.7
Non-Recurring Items (D)	4.8	6.5	(4.3)	12.6	6.5	(3.9)
Income Tax (Benefit)
Expense	(0.1)	(2.1)	0.9	(0.9)	(2.1)	1.3

Adjusted EBITDA	$15.5	$4.2	$8.1	$31.9	$4.2	$23.2

(A)

Interest expense for the quarter and year-to-date ended June 30, 2008 includes amortization expense of deferred financing costs of $0.3 and $0.6, respectively, offset by $0.2 and $0.5, respectively, associated with amortization of the premium recorded on the Notes. Interest expense includes amortization expense of deferred financing costs of $0.1, offset by $0.1 of amortization

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

for the one month period ended June 30, 2007 associated with the premium recorded on the Notes. Amortization expense of deferred financing costs included in the two and five month periods ended May 31, 2007 are $0.2 and $0.6, respectively.

(B)	Amortization expense associated with identified intangible assets as a result of applying the purchase method of accounting for the AHA Acquisition and the Marlin Acquisition.

(C)

Other non-cash charges for the quarter and year-to-date ended June 30, 2008 includes $0.1 and zero, respectively, for loss on disposal of assets, and $0.4 and $0.6, respectively, for retirement benefit accruals. Other non-cash charges included $0.1 gain on disposal of assets for the one month period ended June 30, 2007. For the two and five month periods ended May 31, 2007, other non-cash charges consisted of $1.4 and $1.5, respectively, of other compensation expense associated with stock option expense recognized under SFAS 123R; $0.2 for both periods of mark to market expense associated with redeemable deferred shares of common stock; and ($0.5) and zero, respectively, of accrual for retirement benefits.

(D)	Non-recurring items are comprised of the items listed in the table below:

			(Unaudited)	(Unaudited)

	Successor		Predecessor	Successor		Predecessor

	2008	2007	2007	2008	2007	2007

	April 1- June 30	June 1 – June 30	April 1- May 31	January 1– June 30	June 1- June 30	January 1- May 31

Fees and Costs Associated with Restructuring	$0.9	$0.7	$—	$1.7	$0.7	$—
Inventory Write Up from Acquisitions	1.0	5.8	—	2.8	5.8	—
AHA Acquisition Fees	—	—	(0.2)	—	—	0.1
Realized Gains for Metals Hedging Contracts	0.9	—	(4.9)	2.5	—	(4.9)
Fees incurred due to Marlin Integration	0.4	—	—	0.9	—	—
Write off of Technology Products Inventory	—	—	—	3.1	—	—
Deferred Stock Payables	0.8	—	—	0.8	—	—
Severance Related to H&R Closing	0.8	—	—	0.8	—	—
Predecessor Company Insurance Policy Expenses	—	—	0.7	—	—	0.7
Certain Employee Benefits Expense	—	—	0.1	—	—	0.1
Other Professional Fees	—	—	—	—	—	0.1

Total Nonrecurring	$4.8	$6.5	$(4.3)	$12.6	$6.5	$(3.9)

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

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

          In April 2008, the FASB issued Final FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). The guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), Business Combinations, and other guidance under U.S. generally accepted accounting principles (“GAAP”). FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is prohibited. The Company is currently evaluating the potential impact of adopting FSP 142-3.

          In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS 162 is not expected to have a material impact on the Company’s results of operations, financial condition and equity.

Note 16 – Subsequent Event

          On July 30, 2008, the Company entered into a joint venture agreement between Remington and certain other members and formed the joint venture Elite Operator, LLC (“Elite”). Remington will contribute an initial investment of $0.5 and working capital support of no more than $2.0 through postings of letters of credit. In return, the other members will contribute existing and future intellectual property, all real property leased, as well as machinery, equipment, tools and tangible personal property. The Company will own 60% of Elite and other members will own 40%.

          Management has assessed the accounting treatment of Elite under the provisions of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51 (“FIN 46R”) and has concluded that Elite is a variable interest entity. In addition, as the Company is the primary beneficiary, Elite meets the consolidation criteria under ARB 51.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis should be read in conjunction with the accompanying unaudited interim consolidated financial statements and related notes of Remington Arms Company, Inc. (“Remington”), which includes the financial results of The Marlin Firearms Company (“Marlin”) and its subsidiary, H&R 1871, LLC (“H&R”) (as of February 1, 2008), as well as the accounts of Remington’s subsidiaries, RA Brands, L.L.C. (“RA Brands”) and Remington Steam, LLC (“Remington Steam”) (collectively with Remington, the “Company”) as of and for the period ended June 30, 2008, and with our audited consolidated financial statements as of and for the year ended December 31, 2007, included with Remington’s Annual Report on Form 10-K on file with the SEC. These audited consolidated financial statements for the year ended December 31, 2007 include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

Recent Developments

Acquisition and Joint Venture

          On January 28, 2008, 100% of the shares of Marlin were purchased by Remington (the “Marlin Acquisition”). The Marlin Acquisition includes Marlin’s 100% ownership interest in H&R. We believe the Marlin Acquisition will strengthen our ability to grow our leadership position in shotguns and rifles in the United States, further develop our market presence internationally and benefit from operational improvements and integrating certain selling, marketing and administrative functions.

          On July 30, 2008, Remington entered into a joint venture agreement between Remington and certain other members to form the joint venture Elite Operator, LLC (“Elite”). Remington will contribute an initial investment of $0.5 million. In return, the other members will contribute existing and future intellectual property, all real property, as well as machinery, equipment, tools and tangible personal property. Remington will own 60% of Elite and other members will own 40%. Elite is a tactical and outdoor apparel business. We believe this joint venture will allow us to gain access to both a high quality apparel line and a growing brand.

Increase of Management Depth

          Since the AHA Acquisition, Remington has employed certain executives in an effort to increase our leadership position in the industry and add depth to the existing management team. Such positions include a Chief Operating Officer, a President of Global Sales and Marketing, a Senior Vice President of Law Enforcement/Military Sales, a Chief Information Officer, a Chief Restructuring Officer, a Chief Technology Officer and a General Counsel.

Announcement of Closure of Manufacturing Facility

          On April 7, 2008, Remington announced a strategic manufacturing consolidation decision that will result in the closure of its manufacturing facility in Gardner, Massachusetts. Remington notified affected employees of this decision on April 7, 2008. The consolidation of our manufacturing capabilities is expected to provide improved efficiencies that are expected to ultimately provide for better service to customers and quality of product to end users. The closure is expected to be completed by the end of 2008. Management’s estimated costs associated with the closing range from $2.9 million to $5.4 million, including $1.2 million which has been recorded as a liability in the preliminary purchase price allocation.

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

          We have continued to experience increasing costs related to materials and energy (including lead, copper, zinc, steel, and fuel) which continue to be above any historical comparison. Although certain material costs have moderated somewhat in 2008, these moderations have been replaced by higher fuel and transportation costs. Specifically, management currently estimates that its 2008 annual costs for certain core materials and energy alone have increased in the range of $65-85 million over 2003 annual levels. Management has initiated price increases to our customers in an attempt to partially offset these estimated costs and will continue to evaluate the need for future price increases in light of these trends, our competitive landscape, and financial results. Management estimates that its cumulative price increases initiated since 2003 have offset greater than 50% of the estimated cumulative costs incurred. These estimates assume no significant loss in overall sales or production volume.

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

Business Outlook

General Economy

          We believe the general economic environment continues to be increasingly volatile and uncertain as a result of credit concerns due to the crisis in the mortgage industry and housing market, tightening in the credit markets, inflationary pressures from higher energy, food and fuel costs, the decline in the stock market, disappointing labor market conditions, and an uncertain geopolitical environment. In addition, the commodity prices for raw materials such as lead, copper, zinc and steel continues to be very unstable and energy costs have escalated to levels higher than we have ever experienced. See Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk”. We can provide no assurance that these economic trends will not continue. Changes in consumer confidence and spending and/or significant changes in commodity and energy prices could have a material impact on our consolidated financial position, results of operations or cash flows.

Industry

          In the second quarter of 2008, the domestic consumer firearms sporting market continued to experience a decline in volumes that began in late 2007 due to the weak economic conditions discussed above. The industry has also attributed this consumer softness to an overall reduction in consumer spending on discretionary purchases due to economic factors as well as unseasonably warm weather during last fall’s hunting season. At the same time, customers have limited the amount of inventory purchases during the first two quarters of 2008 due to inventory management initiatives, economic conditions and higher than expected 2007 year-end inventory levels due to a slower fall 2007 hunting season. Also in the second quarter of 2008, the international sporting and hunting market remained steady largely due to the weakness of the U.S. dollar. Finally, the government, military, and law enforcement market remained strong due to the availability of homeland security money and political uncertainty.

The Company

          Management’s strategy in light of the environment noted above has been to raise prices, increase efficiencies, improve average working capital and preserve liquidity, while containing costs and improving profitability. In an effort to improve efficiencies, we have continued our efforts to introduce lean manufacturing as part of the culture in our factories. The lean manufacturing initiatives implemented have had a significant positive impact on our business. In an effort to contain costs and improve profitability, we announced a strategic manufacturing consolidation decision in April 2008 that will result in the closure of our Gardner, Massachusetts firearms facility. Management believes that this consolidation will enhance our ability to more efficiently provide quality products at competitive prices in an increasingly demanding global marketplace.

          In anticipation of a challenging year in our domestic hunting market in 2008, we developed a national promotion strategy offering consumer rebates on a number of Remington Core Product Categories in both firearms and ammunition. These categories include select Model 700 Centerfire rifles, all Model 798 and 799 Mauser action Centerfire rifles, all 770 Centerfire rifles, all 11-87 Auto-Loading shotguns, all 870 Express Pump shotguns and all 597 Rimfire rifles. In ammunition, these categories include Core-Lokt rifle ammunition, Express Long Range Shotshells, as well as Wingmaster HD waterfowl ammunition. We have also engaged in selective efforts to diversify and stimulate demand for our products through targeted product introductions and promotions in selected product categories such as the R-25 Modular Repeating Rifle, and consumer rebates on specific products in both Firearms and Ammunition including Model SPR310 Shotguns, and Genesis Muzzleloaders, as well as select Premier

Shotshells and Premier Centerfire Rifle ammunition. Management believes our international sporting and hunting market remains strong due to the weakness of the U.S. dollar and strong brand recognition. In addition, we continue to pursue growth initiatives in our government, military, and law enforcement divisions along with broadening our brand awareness with selective licensing arrangements, and these initiatives have been meeting expectations.

          Due to the escalation in energy and transportation costs and the continuing volatility of metal costs used in our ammunition business, management continued to announce price increases in the second quarter of 2008. Management also remained firm with price increases announced in our firearms business in December 2007. Although certain metal costs have experienced a decline in the first half of 2008 compared to previous years, due to the volatility and uncertainty of these metal costs, along with the escalation in energy and transportation costs, management’s strategy has been to remain firm with the price increases. In addition, despite a slightly softer domestic commercial market, we remain disciplined in our approach to limit the use of extended dating terms. As a result of management’s approach, firearms price increases have held, while shotgun and rifle demand remained stable. In addition, ammunition price increases have held while volume has slightly softened. Management is unable to predict whether softening consumer spending trends and uncertain general economic conditions will continue to impact the demand for our products and we remain cautious heading into the fall hunting season. However, management continues to evaluate these trends as well as uncertainties associated with costs related to producing and procuring materials, energy, processing and transportation costs.

Seasonality

          We produce and market a broad range of firearms and ammunition products. Sales of some of our products occur outside the core fall hunting season, which is September through December. These products consist of certain shotguns and several types of ammunition that are intended for target shooting. In addition, these non-seasonal products include certain types of ammunition, primarily for pistol and revolver use, as well as ammunition with government, military, and law enforcement applications. A large portion of our firearms and ammunition products, however, are manufactured for hunting use. As a result, the majority of the sales of our products are seasonal and concentrated toward the fall hunting season. While we have historically followed the industry practice of selling products pursuant to a “dating” plan, allowing the customer to buy the products commencing at the beginning of our dating plan periods and pay for them on extended terms, in late 2006 we commenced to shorten the duration of these terms in order to improve cash flow and working capital. We believe that our strategy to shorten the duration of terms has helped to bring our inventories closer in line to what is currently in demand in the marketplace and helped to level our working capital needs.

Liquidity and Capital Resources

Overview

          Historically, our principal debt financing has consisted of borrowings under our Amended and Restated Credit Agreement (as amended by the First and Second Amendments and the Letter Amendment) and the indenture for the Notes (as supplemented, the “Indenture”).

          We generally fund expenditures for operations, administrative expenses, capital expenditures, debt service obligations and dividend payments with internally generated funds from operations, and satisfy working capital needs from time to time with borrowings under our Amended and Restated Credit Agreement. We believe that we will be able to meet our debt service obligations, fund our operating requirements, and make dividend payments (subject to restrictions in the Amended and Restated Credit Agreement as amended, and the Indenture) in the future with cash flow from operations and borrowings under our Credit Facility prior to maturity in 2010, although no assurance can be given in this regard. At present, we do not have the ability to make any dividend payments due to restrictions placed upon us by the Amended and Restated Credit Agreement and the Indenture. We continue to focus on managing inventory levels to keep them in line with sales projections and management of accounts payable.

Liquidity

          As of June 30, 2008, we had outstanding approximately $289.1 million of indebtedness, consisting of approximately $202.6 million aggregate carrying amount ($200.0 million principal) of the 10 ½% Senior Notes due 2011 (the “Notes”), a $24.0 million balance on our Term Loan, $60.8 million in borrowings under the Amended and Restated Credit Agreement, $1.0 million in capital lease obligations and a $0.7 million note payable to Holding. As of June 30, 2008, we also had aggregate letters of credit outstanding of $6.7 million.

          With respect to other significant cash outlays to plan assets under our funded defined-benefit pension plans (including the defined-benefit pension plan from the Marlin Acquisition), we have contributed $6.8 million through August 7, 2008. Based on estimates derived from our actuaries we expect to contribute approximately $9.5 million to plan assets during 2008 to meet funding requirements in accordance with the Internal Revenue Code.

          Financing for our efforts to strategically grow from direct product sourcing, licensing, acquisitions or business ventures may be available under our Amended and Restated Credit Agreement, to the extent permitted under the Indenture.

10½% Senior Notes due 2011

          The AHA Acquisition resulted in a new basis of the value of the Notes. Accordingly, the Notes were adjusted to their estimated fair value as of May 31, 2007 of $203.8 million. The increase of $3.8 million is being amortized into interest expense over the remaining term of the Notes. In addition, debt acquisition costs associated with obtaining waivers, consents and amendments in the amount of $4.2 million related to the Notes and $1.0 million related to the revolver have been capitalized as of May 31, 2007 and are being amortized.

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

The Amended and Restated Credit Agreement

          Our Amended and Restated Credit Agreement provides up to $155.0 million of borrowing capacity under an asset-based senior secured revolving credit facility through June 30, 2010. Amounts available under the Amended and Restated Credit Agreement are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable and eligible inventory in addition to the minimum availability requirement of $27.5 million. The Amended and Restated Credit Agreement also includes a letter of credit sub-facility of up to $15.0 million. As of June 30, 2008, approximately $51.1 million in additional borrowings beyond the minimum availability requirements were available as determined pursuant to the Amended and Restated Credit Agreement compared to $38.3 million at June 30, 2007. On November 13, 2007, we added a $25.0 million Term Loan Commitment at an interest rate of LIBOR plus 200 basis points (which was 4.48% at June 30, 2008) with monthly principal payments of $0.5 million, plus interest, beginning May 1, 2008 and continuing on the first day of each month thereafter, the final installment of which shall be in an amount equal to such Lender’s Pro Rata share of the remaining principal balance of the Term Loan and shall be payable on the Commitment Termination Date.

          We executed the Second Amendment to provide additional capacity and flexibility to support strategic initiatives including, but not limited to, factory improvements, penetration of certain sales channels, new product development, potential acquisitions and other corporate purposes. In connection with the closing of the Marlin

Acquisition, and pursuant to the Second Amendment, each of Marlin and H&R became a “Borrower” under the Amended and Restated Credit Agreement.

          The interest rate margin for the Alternate Base Rate and the Euro-Dollar loans at June 30, 2008 was (0.50%) and 1.00%, respectively. The weighted average interest rate under our outstanding credit facility balance was approximately 4.27% and 7.41% for the year-to-date periods ended June 30, 2008 and 2007, respectively. The weighted average interest rate under our outstanding Term Loan at June 30, 2008 was 5.60%.

Capital & Operating Leases and Other Long-Term Obligations

          We maintain capital leases mainly for computer equipment and lighting. We have several operating leases, including a lease for our Memphis warehouse that expires in 2010. We also maintain contracts including, among other things, a services contract with our third party warehouse provider.

Cash Flows and Working Capital

          Net cash used in operating activities was $47.8 million for the six month period ended June 30, 2008, compared to net cash used of $44.9 million for the six month period ended June 30, 2007 (consisting of $36.3 million for the five month predecessor period ending May 31, 2007 and $8.6 million for the one month successor period ending June 30, 2007). The $2.9 million increase in cash used in operating activities for the six months ended June 30, 2008 compared to the same period ended June 30, 2007 resulted primarily from:

•	A decrease in net income of $6.8 million;

•

Accounts receivable increasing by $25.6 million over the six months ended June 30, 2008 compared to an increase of $12.1 million over the six months ended June 30, 2007. The change of $13.5 million was primarily due to the inclusion of receivable balances as a result of the Marlin Acquisition, offset by:

o

Inventory increasing $24.0 million over the six months ended June 30, 2008 compared to an increase of $28.7 million for the six months ended June 30, 2007. The change of $4.7 million was primarily due to the purchase price adjustment in 2007 due to the AHA Acquisition, partially offset by the purchase price adjustment in 2008 as a result of the Marlin Acquisition;

o

Accounts payable increasing $3.5 million over the six months ended June 30, 2008 compared to a decrease of $1.6 million for the six months ended June 30, 2007. The change of $5.1 million was primarily due to the inclusion of payable balances as a result of the Marlin Acquisition;

o

Depreciation expense of $9.6 million for the six months ended June 30, 2008 compared to $6.2 million for the six months ended June 30, 2007. The increase of $3.4 million was due to higher depreciation expense as a result of the Marlin Acquisition; and

o

Income taxes payable increasing $1.1 million over the six months ended June 30, 2008 compared to a decrease of $1.5 million for the six months ended June 30, 2007. The change of $2.6 million was due to the inclusion of Marlin and the surrender of Company Owned Life Insurance policies in 2008, and the reclass between current and long-term with the adoption of FIN 48 in 2007.

          Net cash used in investing activities for the six months ended June 30, 2008 was $48.6 million compared to net cash used of $13.7 million in the six months ended June 30, 2007 (consisting of $12.1 million for the five month predecessor period ending May 31, 2007 and $1.6 million for the one month successor period ending June 30, 2007). The $34.9 million increase in cash used in investing activities was primarily related to the $46.6 million payment for the purchase of Marlin, net of cash acquired, as well as $5.5 million in greater purchases of property, plant and equipment for the six months ended June 30, 2008 compared to the same period in 2007, offset by $5.6 million of cash received on the termination of Company Owned Life Insurance policies in the six months ended June 30, 2008 and $9.8 million in transaction costs and expenses related to the AHA Acquisition that were paid in the six months ended June 30, 2007.

          Net cash provided by financing activities for the six months ended June 30, 2008 was $73.9 million compared to net cash provided by $58.7 million during the six months ended June 30, 2007 (consisting of $56.9 million for the five month predecessor period ending May 31, 2007 and $1.8 million for the one month successor period ending June 30, 2007). The $15.2 million increase in cash provided by financing activities for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily resulted from an $18.0 million cash contribution from AHA, paid through Holding, to fund the Marlin Acquisition.

Dividend Policy

          The declaration and payment of dividends, if any, will be at the sole discretion of our Board of Directors, subject to the restrictions set forth in the Amended and Restated Credit Agreement and the Indenture, which currently restrict the payment of dividends by us to Holding. We expect to make future dividend payments to Holding based on available cash flows as and to the extent permitted by the Amended and Restated Credit Agreement and the Indenture. There were no dividends paid for the six months ended June 30, 2008 or 2007. At present, we do not have the ability to make any dividend payments due to restrictions placed upon us by the Amended and Restated Credit Agreement and the Indenture.

Capital Expenditures

          Gross capital expenditures for the six months ended June 30, 2008 were $7.1 million, consisting primarily of capital expenditures related to restructuring and maintenance of the existing facilities. We expect capital expenditures for 2008 to be in a range of $20.0 million to $25.0 million. Our Amended and Restated Credit Agreement allows for capital expenditures of up to $32.6 million in 2008, including unused capacity carried over from previous years.

Results of Operations for the Three and Six Month Periods Ended June 30, 2008 as Compared to the One Month Period Ended June 30, 2007 and the Two and Five Month Periods Ended May 31, 2007

          Net Sales. The following tables compare net sales by reporting segment for each of the periods indicated:

	Quarter Ended, (Dollars in Millions)

	Successor		Successor	Predecessor
	April 1 - June 30 2008	Percent of Total	June 1 - June 30 2007	April 1 - May 31 2007	Combined 2007	Percent of Total	$ Increase/ (Decrease)	% Increase/ (Decrease)

Net Sales
Firearms	$68.5	51.9%	$18.3	$30.2	$48.5	44.2%	$20.0	41.2%
Ammunition	59.1	44.8	24.2	31.8	56.0	51.0	3.1	5.5
All Other	4.3	3.3	2.6	2.7	5.3	4.8	(1.0)	(18.9)

Consolidated	$131.9	100.0%	$45.1	$64.7	$109.8	100.0%	$22.1	20.1%

	Year-to-Date Ended, (Dollars in Millions)

	Successor		Successor	Predecessor
	January 1 - June 30 2008	Percent of Total	June 1 - June 30 2007	January 1- May 31 2007	Combined 2007	Percent of Total	$ Increase/ (Decrease)	% Increase/ (Decrease)

Net Sales
Firearms	$127.5	50.2%	$18.3	$80.5	$98.8	46.6%	$28.7	29.0%
Ammunition	116.9	46.0	24.2	78.9	103.1	48.6	13.8	13.4
All Other	9.6	3.8	2.6	7.6	10.2	4.8	(0.6)	(5.9)

Consolidated	$254.0	100.0%	$45.1	$167.0	$212.1	100.0%	$41.9	19.8%

          Firearms

          The increase in net sales of $20.0 million for the quarter ended June 30, 2008 compared to the prior-year period is due primarily to increased sales volumes of certain rifles of $15.9 million, increased sales volumes of certain shotguns of $3.3 million and increased sales volumes of domestic sourced products of $2.6 million, offset by reduced part and service sales of $1.0 million, lower sales volumes of international sourced products of $0.6 million and $0.2 million of increased discounts and rebates.

          The increase in net sales of $28.7 million for the six months ended June 30, 2008 compared to the prior-year period is due primarily to increased sales volumes of certain rifles of $29.4 million, increased sales volumes of domestic sourced products of $3.3 million, and price increases of $0.4 million, offset by reduced part and service sales of $2.3 million, lower sales volumes of international sourced products of $0.9 million, lower sales volumes of certain shotguns of $0.3 million and $0.9 million of increased discounts and rebates.

          Ammunition

          The increase in net sales of $3.1 million for the quarter ended June 30, 2008 over the prior-year period is due primarily to $10.4 million associated with realized price increases, which was initiated to generally offset higher core commodity costs, offset by lower overall sales volumes of $7.3 million. The lower sales volumes are comprised primarily of lower sales volumes of certain shotshell ammunition of $6.2 million, lower sales volumes of components and other of $1.5 million, and lower sales volumes in certain rimfire ammunition of $1.0 million, offset in part by higher sales volumes of centerfire ammunition of $1.4 million.

          The increase in net sales of $13.8 million for the six months ended June 30, 2008 over the prior-year period is due predominantly to $19.8 million associated with realized price increases, offset by lower overall sales volumes of $6.0 million. The lower sales volumes are comprised primarily of lower sales volumes of certain shotshell ammunition of $4.9 million, lower sales volumes of components and other of $3.0 million, and lower sales volumes in certain rimfire ammunition of $1.9 million, offset in part by higher sales volumes of centerfire and pistol and revolver ammunition of $3.8 million.

          All Other

          The decrease in net sales of $1.0 million for the quarter ended June 30, 2008 over the prior-year period is due primarily to lower technology products sales of $1.4 million and lower accessory sales of $0.1 million, offset by higher clay target sales of $0.3 million and higher powder metal products sales of $0.2 million.

          The decrease in net sales of $0.6 million for the six months ended June 30, 2008 over the prior-year period is due primarily to lower technology products sales of $1.7 million, offset by higher accessories sales of $0.1 million, higher powder metal products sales of $0.7 million and higher clay target sales of $0.3 million associated with higher pricing.

          Cost of Goods Sold. The table below depicts the cost of goods sold by reporting segment and the percentage of net sales represented by such cost of goods sold:

Quarter Ended,
(Dollars in Millions)

	Successor April 1- June 30 2008	Percent of Net Sales	Successor June 1 - June 30 2007	Predecessor April 1 - May 31 2007	Combined 2007	Percent of Net Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)

Cost of Goods Sold
Firearms	$53.2	77.7%	$14.7	$20.2	$34.9	72.0%	$18.3	52.4%
Ammunition	42.8	72.4	24.4	23.8	48.2	86.1	(5.4)	(11.2)
All Other	2.8	65.1	1.9	2.0	3.9	73.6	(1.1)	(28.2)

Consolidated	$98.8	74.9%	$41.0	$46.0	$87.0	79.2%	$11.8	13.6%

Year-to-Date Ended,
(Dollars in Millions)

	Successor January 1- June 30 2008	Percent of Net Sales	Successor June 1 - June 30 2007	Predecessor January 1- May 31 2007	Combined 2007	Percent of Net Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)

Cost of Goods Sold
Firearms	$98.5	77.3%	$14.7	$55.0	$69.7	70.5%	$28.8	41.3%
Ammunition	84.1	71.9	24.4	56.7	81.1	78.7	3.0	3.7
All Other	9.4	97.9	1.9	5.6	7.5	73.5	1.9	25.3

Consolidated	$192.0	75.6%	$41.0	$117.3	$158.3	74.6%	$33.7	21.3%

          Firearms

          In connection with accounting for the AHA Acquisition and the Marlin Acquisition as business combinations using the purchase method of accounting, inventories were required to be written up to their current fair value less a reasonable selling profit. As a result, inventory subsequently sold has increased costs of goods sold. The impact for the quarter ended June 30, 2008 was approximately $1.0 million, compared to the impact for the same period in 2007 of $2.0 million, a net reduction in cost of goods sold of $1.0 million. The impact for the six months ended June 30, 2008 was approximately $2.8 million, compared to the impact for the same period in 2007 of $2.0 million, a net increase to cost of goods sold of $0.8 million.

          The increase in cost of goods sold of $18.3 million for the quarter ended June 30, 2008 over the prior-year period is primarily related to overall higher sales volumes, as discussed above in Net Sales, that increased cost of sales by approximately $17.2 million, higher manufacturing costs of $2.4 million, and higher costs associated with our efforts to improve manufacturing efficiencies of $0.5 million, offset by the $1.0 million impact of purchase accounting as discussed above and reduced pension costs and postretirement costs of approximately $0.8 million.

          The increase in cost of goods sold of $28.8 million for the six months ended June 30, 2008 over the prior-year period is due primarily to overall higher sales volumes, as discussed above in Net Sales, that increased cost of sales by approximately $25.5 million, higher manufacturing costs of $3.3 million, higher costs associated with our efforts to improve manufacturing efficiencies of $1.7 million, and the $0.8 million impact of purchase accounting as discussed above, offset by reduced pension costs of $2.5 million.

          Ammunition

          In connection with accounting for the AHA Acquisition as a business combination using the purchase method of accounting, inventories were required to be written up to their current fair value less a reasonable selling profit. As a result, inventory subsequently sold in 2007 increased costs of goods sold. The impact for the one month period ended June 30, 2007 was approximately $3.7 million and was included in cost of goods sold in the quarter and year-to-date periods ended June 30, 2007.

          The decrease in cost of goods sold of $5.4 million for the quarter ended June 30, 2008 over the prior-year period is due primarily to lower overall sales volumes that caused cost of sales to be lower by $7.0 million; the $3.7 million purchase accounting adjustment incurred in 2007 but not in 2008 as discussed above; higher scrap sales of $0.6 million that reduced cost of sales; and reduced pension costs of $0.3 million, offset by unfavorable increases associated with raw materials costs of approximately $5.8 million and lower hedging gains of $0.5 million resulting from lower strike prices, higher premiums on contracts and higher settlement prices.

          The increase in cost of goods sold of $3.0 million for the six months ended June 30, 2008 over the prior-year period is primarily related to increases associated with raw material costs of approximately $12.0 million and lower hedging gains of approximately $2.5 million resulting from lower strike prices, higher premiums on contracts and higher settlement prices, offset by lower overall volumes that caused cost of sales to be lower by approximately

$5.5 million, the $3.7 million purchase accounting adjustment incurred in 2007 but not in 2008 as discussed above, higher scrap sales of $1.3 million and reduced pension costs of $1.0 million.

          All Other

          In connection with accounting for the AHA Acquisition as a business combination using the purchase method of accounting, inventories were required to be written up to their current fair value less a reasonable selling profit. As a result of this write-up, estimated inventory subsequently sold in 2007 increased costs of goods sold. The impact for the one month period ended June 30, 2007 was approximately $0.1 million and has been included in cost of goods sold.

          The decrease in cost of goods sold of $1.1 million for the quarter ended June 30, 2008 over the prior-year period is due primarily to decreased sales volumes of the categories noted above in Net Sales as well as the $0.1 million purchase accounting adjustment incurred in 2007 but not in 2008, as discussed above.

          The increase in cost of goods sold of $1.9 million for the six months ended June 30, 2008 over the prior-year period is due primarily to the $3.1 million write-off of the technology products inventory, offset by decreased sales volumes of the categories noted above in Net Sales as well as the $0.1 million purchase accounting adjustment incurred in 2007 but not in 2008, as discussed above.

          Operating Expenses. Operating expenses consist of selling, general and administrative expense, research and development expense and other income and expense.

	Quarter Ended, (Dollars in Millions)
	Successor		Predecessor

	April 1- June 30, 2008	June 1 – June 30, 2007	April 1 – May 31, 2007	Combined 2007	$ Increase/ (Decrease)	% Increase/ (Decrease)

Operating Expenses
SG&A	$25.2	$7.4	$11.6	$19.0	$6.2	32.6%
R&D	1.5	0.6	1.2	1.8	(0.3)	(16.7)
Other (Income) Expense	0.7	(0.3)	(3.7)	(4.0)	4.7	117.5

Consolidated	$27.4	$7.7	$9.1	$16.8	$10.6	63.1%

	Year-to-date Ended, (Dollars in Millions)
	Successor		Predecessor

	January 1- June 30, 2008	June 1 – June 30, 2007	January 1 – May 31, 2007	Combined 2007	$ Increase/ (Decrease)	% Increase/ (Decrease)

Operating Expenses
SG&A	$49.1	$7.4	$30.3	$37.7	$11.4	30.2%
R&D	3.3	0.6	2.7	3.3	—	—
Other (Income) Expense	0.1	(0.3)	(4.5)	(4.8)	4.9	102.1

Consolidated	$52.5	$7.7	$28.5	$36.2	$16.3	45.0%

          The increase in selling, general and administrative expenses between the two quarterly periods of $6.2 million was primarily attributable to higher costs associated with incentive compensation and salaries and benefits expense of $3.8 million, higher marketing and market development expenses of $1.6 million, higher distribution expenses of $0.5 million, and higher travel expenses of $0.3 million. The decrease in other income of $4.7 million is primarily related to the recognition of a $4.9 million gain in the second quarter of 2007 for hedging contracts not yet settled at May 31, 2007.

          The increase in selling, general and administrative expenses for the six months ended June 30, 2008 over the prior year period of $11.4 million was primarily attributable to higher costs associated with incentive compensation and salaries and benefits expense of $5.5 million, higher marketing expenses of $2.7 million, higher professional fees of $1.0 million, higher distribution expenses of $0.7 million and higher travel expenses of $0.7 million. The decrease in other income of $4.9 million is primarily related to the recognition of a $4.9 million gain in the second quarter of 2007 for hedging contracts not yet settled at May 31, 2007.

          Interest Expense. Interest expense for the quarter ended June 30, 2008 was $6.0 million, a decrease of $0.8 million as compared to $6.8 million in the second quarter of 2007. The decrease in interest expense from the same period in 2007 resulted primarily from lower average borrowings under the Amended and Restated Credit Agreement ($45.2 million in 2008 compared to $64.5 million in 2007) and lower weighted average interest rates (4.27% in 2008 compared to 7.41% in 2007), which decreased interest expense by $0.7 million, as well as $0.2 million amortization of the bond premium on the Notes and $0.1 million of interest income, offset by $0.2 million in additional interest expense for the Term Loan.

          Interest expense for the year-to-date period ended June 30, 2008 was $12.0 million, a decrease of $1.2 million as compared to $13.2 million for the year-to-date period ended June 30, 2007. The decrease in interest expense from the same period in 2007 resulted primarily from lower than average borrowings under the Amended and Restated Credit Agreement ($32.4 million in 2008 compared to $56.1 million in 2007) which decreased interest expense by $1.2 million, as well as $0.4 million amortization of the bond premium on the Notes and $0.1 million of interest income, offset by $0.6 million in additional interest expense for the Term Loan.

          Taxes. Our effective tax rate was 36.0% for the six months ended June 30, 2008. Our effective tax rate was 35.6% for the period June 1, 2007 through June, 30, 2007 and 12.6% for the period January 1, 2007 through May 31, 2007. The difference between the actual effective tax rate for the respective periods above and the U.S. federal statutory rate of 35% is principally due to state income taxes, permanent differences and valuation allowance (which was eliminated in the purchase price accounting adjustments).

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

          In April 2008, the FASB issued Final FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). The guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), Business Combinations, and other guidance under U.S. generally accepted accounting principles (“GAAP”). FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is prohibited. We are currently evaluating the potential impact of adopting FSP 142-3.

          In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The

Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS 162 is not expected to have a material impact on our results of operations, financial condition and equity.

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

Regulatory

                 The manufacture, sale and purchase of firearms are subject to extensive federal, state and local governmental regulation. The primary federal laws are the National Firearms Act of 1934 (“NFA”) and the Gun Control Act of 1968 (“GCA”), which have been amended from time to time. The NFA severely restricts the private ownership of those firearms defined in that regulation, including fully automatic weapons. The GCA places certain restrictions on the interstate sale of firearms, among other things. We do manufacture one NFA product, which is not a fully automatic weapon, primarily for official end users. We possess valid federal licenses for all of our owned and leased sites to manufacture and/or sell firearms and ammunition.

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

          Bills have been introduced in Congress to establish, and to consider the feasibility of establishing, a nationwide database recording so-called “ballistic images” of ammunition fired from new guns. Should such a mandatory database be established, the cost to Remington and its customers could be significant, depending on the type of firearms and ballistic information included in the database. To date, only two states have established such registries, and neither state includes such “imaging” data from long guns, although there can be no assurance that these (or other states) will not require the inclusion of such imaging in the future. Proposed legislation in at least one other state would be applicable to Remington rifles, and would call for “imaging” of both cartridges and projectiles. In addition, bills have been introduced in Congress in the past several years that would affect the manufacture and sale of handgun ammunition, including bills to regulate the manufacture, importation and sale of any projectile that is capable of penetrating body armor, to impose a tax and import controls on bullets designed to penetrate bullet-proof vests, to prohibit the manufacture, transfer or importation of .25 caliber, .32 caliber and 9mm handgun ammunition, to increase the tax on handgun ammunition, to impose a special occupational tax and registration requirements on manufacturers of handgun ammunition, and to dramatically increase the tax on certain handgun ammunition, such as 9mm, .25 caliber, and .32 caliber bullets. Some of these bills would apply to ammunition of the kind we produce, and accordingly, if enacted, could have a material adverse effect on our business.

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

Inventories:

                     As part of the Marlin Acquisition, Remington now accounts for a portion of its inventory under a Last In First Out (“LIFO”) assumption under the double extension method. The Marlin Acquisition resulted in a new basis for the value of our inventory. Accordingly, inventory was adjusted to its estimated fair value as of February 1, 2008, which was estimated to be approximately $11.5 million over its previous net book value, of which $8.5 million represents the LIFO reserve that was eliminated as part of purchase accounting. As of June 30, 2008, a net of $1.6 million has been rolled out to cost of goods sold, which consists of $3.0 million of inventory step up less $1.4 million of LIFO reserve.

Fair Value of Financial Instruments:

                     As a result of the Marlin Acquisition, Remington assumed life insurance policies for certain officers, key employees and retired employees of Marlin, some of who remained employed with us after the Marlin Acquisition. These insurance policies are shown on the consolidated balance sheet with other assets at their fair value. The fair value of the life insurance policies is estimated based on the cash surrender values, net of related policy loans. In the second quarter of 2008, substantially all of these life insurance policies were surrendered and Remington received $5.6 million of cash. The fair value of the life insurance policies that were not surrendered was $0.1 million as of June 30, 2008.

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

          Significant accounting policies adopted by Remington in 2008 are as follows:

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

Level 2 – Inputs other than level 1 inputs that are either directly or indirectly observable; and

Level 3 – Unobservable inputs developed using Remington’s estimates and assumptions, which reflect those that market participants would use.

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

Fair value measurements at June 30, 2008 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

	Level 1	Level 2	Level 3	Total

Assets:
Commodity Contract Derivatives	Not applicable	$4.1 million	Not applicable	Not applicable
Marlin Life Insurance Policies	$0.1 million	Not applicable	Not applicable	Not applicable
Liabilities:
None	Not applicable	Not applicable	Not applicable	Not applicable

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

          Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on Remington. Such forward-looking statements are not guarantees of future performance. The following important factors, and those important factors described elsewhere in this quarterly report and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2007 under Item 1A, “Risk Factors”, could affect (and in some cases have affected) our actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

•

Lead, copper, steel and zinc prices have experienced significant increases over the past three years primarily due to increased demand (including increased demand from China). Furthermore, fuel and energy costs have increased over the same time period, although at a slower rate of increase. We currently purchase copper and lead options contracts to hedge against price fluctuations of anticipated commodity purchases. With the volatility of pricing that we have recently experienced, there can be no assurance that we will not see further material adverse changes in commodity pricing or energy costs, and such further changes, were they to occur, could have a material adverse impact on our consolidated financial position, results of operations, or cash.

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

•

As a manufacturer of firearms, we were previously named as a defendant in certain lawsuits brought by municipalities or organizations challenging manufacturers’ distribution practices and alleging that the defendants have also failed to include a variety of safety devices in their firearms. Our insurance excludes coverage regarding such claims. In the event that additional such lawsuits were filed, or if certain legal theories advanced by plaintiffs were to be generally accepted by the courts, our financial condition and results of operations could be adversely affected.

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

          Certain of our financial instruments are subject to interest rate risk. As of June 30, 2008, we had long-term borrowings of $282.4 million ($281.2 million at June 30, 2007) of which $78.5 million ($76.3 million at June 30, 2007) was issued at variable rates. Assuming no changes in the $49.1 million of monthly average variable-rate debt levels from the latest twelve months ended June 30, 2008 ($56.8 million at June 30, 2007), we estimate that a hypothetical change of 100 basis points in the LIBOR and Alternate Base Rate interest rates would impact interest expense by $0.5 million ($0.6 million at June 30, 2007) on an annualized pretax basis. We were not a party to any interest rate cap or other protection arrangements with respect to our variable rate indebtedness as of June 30, 2008 or 2007.

          The Company purchases copper and lead options contracts to hedge against price fluctuations of anticipated commodity purchases. Lead and copper prices have experienced significant increases over the past five years primarily due to increased demand (including increased demand from China). The amounts of premiums paid for commodity contracts outstanding at June 30, 2008 were $9.1 million, $5.6 million higher than in 2007. At June 30, 2008 and 2007, the market value of our outstanding contracts relating to firm commitments and anticipated purchases up to eighteen and twelve months, respectively, from the respective date was $4.1 million and $11.8 million, respectively, as determined with the assistance of a third party. Assuming a hypothetical 10% increase in lead and copper commodity prices which are currently hedged at June 30, 2008, we would experience an approximate $7.2 million ($8.6 million at June 30, 2007) increase in our cost of related inventory purchased, which would be partially offset by an approximate $3.2 million ($3.2 million at June 30, 2007) increase in the value of related hedging instruments. With the volatility of pricing the Company has experienced, we believe that significant changes in commodity pricing could have a future material impact on our consolidated financial position, results of operations, or cash flows of the Company.

          We also purchase steel supplies for use in the manufacture of certain firearms, ammunition, and accessory products. Assuming a hypothetical 10% increase in steel prices at June 30, 2008, we would experience an approximate $0.4 million (an approximate $0.4 million at June 30, 2007) increase in our cost of related inventory purchased.

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

          As of and for the period ended June 30, 2008 (the “Evaluation Date”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the Evaluation Date.

          Furthermore, there have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

          As a result of contractual arrangements, we manage the joint defense of product liability litigation involving Remington brand firearms and our ammunition products for both Remington and the 1993 Sellers. As of June 30, 2008, approximately 15 individual bodily injury cases and claims were pending, primarily alleging defective product design, defective manufacture and/or failure to provide adequate warnings; some of these cases seek punitive as well as compensatory damages. We have previously disposed of a number of other cases involving post-Asset Purchase occurrences by settlement. The 15 pending cases involve post-Asset Purchase occurrences for which we bear responsibility under the Purchase Agreement.

          The relief sought in individual cases includes compensatory and, sometimes, punitive damages. Not all complaints or demand letters expressly state the amount of damages sought. As a general matter, when specific amounts are provided, compensatory damages sought range from less than $75,000 to more than $10 million, while demands for punitive damages may range from less than $500,000, to as much as $100 million. Of the individual post-Asset Purchase bodily injury cases and claims pending as of June 30, 2008, the plaintiffs and claimants seek either compensatory and/or punitive damages in unspecified amounts or in amounts within these general ranges. In the Company’s experience, initial demands do not generally bear a reasonable relationship to the facts and circumstances of a particular matter, and in any event, are typically reduced significantly as a case proceeds. The Company believes that its accruals for product liability cases and claims, as described below, are a superior quantitative measure of the cost to it of product liability cases and claims.

          At June 30, 2008, our accrual for product liability cases and claims was $14.3 million. The amount of our accrual for product liability cases and claims is based upon estimates developed as follows. We establish reserves for anticipated defense and disposition costs to us of those pending cases and claims for which we are financially responsible. Based on those estimates and an actuarial analysis of actual defense and disposition costs incurred by us with respect to product liability cases and claims in recent years, we determine the estimated defense and disposition costs for unasserted product liability cases and claims. We combine the estimated defense and disposition costs for both pending and unasserted cases and claims to determine the amount of our accrual for product liability cases and claims. It is reasonably possible additional experience could result in further increases or decreases in the period in which such information is made available. We believe that our accruals for losses relating to such cases and claims are adequate. Our accruals for losses relating to product liability cases and claims include accruals for all probable losses the amount of which can be reasonably estimated. Based on the relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Asset Purchase, our accruals for the uninsured costs of such cases and claims and the 1993 Sellers’ agreement to be responsible for a portion of certain post-Asset Purchase shotgun-related product liability costs, as well as the type of firearms products that we make), we do not believe with respect to product liability cases and claims that any probable loss exceeding amounts already recognized through our accruals has been incurred.

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

Municipal Litigation

          In addition to these individual cases, as a manufacturer of shotguns and rifles, the Company has been named previously in several actions brought by various municipalities, primarily against manufacturers, distributors and sellers of handguns. However, the Company is not a defendant in any pending municipal litigation.

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

Item 1A. Risk Factors

          In addition to the other information set forth in this quarterly report on Form 10-Q and set forth below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Item 6. Exhibits

4.1

Second Supplemental Indenture, dated as of May 12, 2008, by and among Remington Arms Company, Inc., U.S. Bank National Association, and each of RA Brands, L.L.C., The Marlin Firearms Company and H&R 1871, LLC.

10.1	American Heritage Arms, Inc. 2008 Stock Incentive Plan, dated as of May 14, 2008. *

10.2	Nonqualified Stock Option Award Agreement, dated as of May 14, 2008. *

10.3	Letter Amendment, dated as of June 18, 2008, by and among Remington Arms Company, Inc., RA Brands, L.L.C., The Marlin Firearms Company, H&R 1871, LLC, and Wachovia Bank, National Association.

31.1	Certification Pursuant to 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Denotes a management contract or compensation plan or arrangement in which directors or executive officers are eligible to participate.

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

REMINGTON ARMS COMPANY, INC.

/s/ Stephen P. Jackson, Jr.

Stephen P. Jackson, Jr.

Chief Financial Officer, Treasurer and Corporate Secretary (Duly Authorized Officer and Principal Financial Officer)

August 14, 2008

EXHIBIT INDEX

Exhibit No.	Description

4.1

Second Supplemental Indenture, dated as of May 12, 2008, by and among Remington Arms Company, Inc., U.S. Bank National Association, and each of RA Brands, L.L.C., The Marlin Firearms Company and H&R 1871, LLC.

10.1	American Heritage Arms, Inc. 2008 Stock Incentive Plan, dated as of May 14, 2008. *

10.2	Nonqualified Stock Option Award Agreement, dated as of May 14, 2008. *

10.3	Letter Amendment, dated as of June 18, 2008, by and among Remington Arms Company, Inc., RA Brands, L.L.C., The Marlin Firearms Company, H&R 1871, LLC, and Wachovia Bank, National Association.

31.1	Certification Pursuant to 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Denotes a management contract or compensation plan or arrangement in which directors or executive officers are eligible to participate.

**

These exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. In addition, these exhibits shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.