Form 10-Q
period 2008-09-30
REMINGTON ARMS CO INC/
filed 2008-11-12
CIK 916504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

September 30, 2008

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
          Yes ☐          No ☒

          At November 7, 2008, the number of shares outstanding of each of the issuer’s classes of common stock is as follows: 1,000 shares of Class A Common Stock, par value $.01 per share.

REMINGTON ARMS COMPANY, INC.

FORM 10-Q

September 30, 2008

Remington Arms Company, Inc.
Consolidated Balance Sheets
(Dollars in Millions, Except Per Share Data)

	Unaudited		Unaudited

	September 30, 2008	December 31, 2007	September 30, 2007

ASSETS
Current Assets
Cash and Cash Equivalents	$77.1	$23.4	$0.3
Accounts Receivable Trade - net	119.1	72.8	113.8
Inventories - net	142.5	116.9	132.3
Supplies	5.9	6.3	7.4
Prepaid Expenses and Other Current Assets	15.6	18.2	27.5
Assets Held for Sale	1.9	—	—
Deferred Tax Assets	14.2	11.1	5.6

Total Current Assets	376.3	248.7	286.9

Property, Plant and Equipment - net	114.9	102.7	101.7
Goodwill and Intangibles - net	148.7	132.6	138.5
Debt Issuance Costs - net	3.5	4.7	4.8
Other Noncurrent Assets	15.1	13.4	16.6

Total Assets	$658.5	$502.1	$548.5

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts Payable	$39.0	$30.4	$35.6
Book Overdraft	0.9	5.3	1.4
Short-Term Debt	0.2	3.5	0.9
Current Portion of Long-Term Debt	6.6	4.8	0.7
Current Portion of Product Liability	4.5	3.1	2.9
Income Taxes Payable	—	0.1	0.5
Other Accrued Liabilities	57.7	34.9	67.6

Total Current Liabilities	108.9	82.1	109.6

Long-Term Debt, net of Current Portion	336.5	225.0	244.2
Retiree Benefits, net of Current Portion	36.1	42.8	32.9
Product Liability, net of Current Portion	11.4	9.3	9.8
Deferred Tax Liabilities	31.6	28.4	27.1
Other Long-Term Liabilities	11.2	6.5	3.1

Total Liabilities	535.7	394.1	426.7

Commitments and Contingencies

Stockholder’s Equity
Class A Common Stock, par value $.01; 1,000 shares authorized and outstanding at September 30, 2008, December 31, 2007 and September 30, 2007, respectively	—	—	—
Paid in Capital	142.4	124.2	124.2
Accumulated Other Comprehensive Income (Loss)	(10.4)	(5.7)	7.0
Accumulated Deficit	(9.2)	(10.5)	(9.4)

Total Stockholder’s Equity	122.8	108.0	121.8

Total Liabilities and Stockholder’s Equity	$658.5	$502.1	$548.5

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statements of Operations
(Dollars in Millions)
(Unaudited)

	Successor		Successor		Predecessor

	July 1 - September 30		January 1 - September 30	June 1 - September 30	January 1 - May 31
	2008	2007	2008	2007	2007

Net Sales (1)	$174.0	$157.3	$428.0	$202.4	$167.0

Cost of Goods Sold	133.2	133.5	325.2	174.5	117.3

Gross Profit	40.8	23.8	102.8	27.9	49.7

Selling, General and Administrative Expenses	28.7	25.0	77.8	32.4	30.3

Research and Development Expenses	1.9	1.6	5.2	2.2	2.7

Other Income	(0.2)	(0.7)	(0.1)	(1.0)	(4.5)

Operating Profit (Loss)	10.4	(2.1)	19.9	(5.7)	21.2

Interest Expense	6.5	6.4	18.5	8.7	10.9

Income (Loss) from Operations before Income Taxes and Equity in Losses from Unconsolidated Joint Venture	3.9	(8.5)	1.4	(14.4)	10.3

Income Tax Provision (Benefit)	1.0	(3.4)	0.1	(5.5)	1.3

Equity in Losses from Unconsolidated Joint Venture
	—	0.5	—	0.5	—

Net Income (Loss)	$2.9	$(5.6)	$1.3	$(9.4)	$9.0

(1) Sales are presented net of federal excise taxes of $14.8 and $31.8 for the quarter and year-to-date periods ended September 30, 2008, respectively. Sales are presented net of federal excise taxes of $13.7 and $17.5 for the three and four month periods ended September 30, 2007, respectively, and $12.1 for the five month period ended May 31, 2007.

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Successor		Predecessor

	January 1 - September 30 2008	June 1 - September 30 2007	January 1 - May 31 2007

Operating Activities
Net Income (Loss)	$1.3	$(9.4)	$9.0
Adjustments to reconcile Net Income (Loss) to Net Cash used in Operating Activities:
Depreciation and Amortization	14.2	5.9	4.8
Equity in Losses from Unconsolidated Joint Venture	—	0.5	—
Pension Plan Contributions	(13.4)	(8.2)	(5.9)
Pension Plan (Benefit) Expense	(0.3)	1.9	3.7
Provision (Benefit) for Deferred Income Taxes, net	(0.1)	(6.0)	0.3
Other Non-cash Charges	1.6	1.4	1.9
Changes in Operating Assets and Liabilities net of effects of purchase of Marlin Firearms:
Accounts Receivable Trade - net	(36.7)	(19.8)	(1.2)
Inventories	(3.8)	48.6	(39.5)
Prepaid Expenses and Other Current Assets	(2.8)	(3.3)	(5.5)
Other Noncurrent Assets	(1.8)	—	(2.6)
Accounts Payable	5.4	(3.4)	8.2
Income Taxes Payable	0.7	(0.6)	(1.4)
Other Liabilities	13.6	22.7	(8.1)

Net Cash (used in) provided by Operating Activities	(22.1)	30.3	(36.3)

Investing Activities
Option Cancellation Payments	—	(1.1)	—
Purchase of Property, Plant and Equipment	(11.2)	3.0	(2.1)
Premiums paid for Company Owned Life Insurance	—	(0.2)	(0.2)
Cash Received on Termination of Company Owned Life Insurance	5.6	—	—
Seller Related Expenses Paid by Remington	—	—	(4.7)
Transaction Costs Related to the Acquisition	—	(2.4)	(5.1)
Cash Contribution to Consolidated Joint Venture	(0.5)	—	—
Payment for purchase of Marlin Firearms, net of cash acquired	(46.6)	—	—

Net Cash used in Investing Activities	(52.7)	(0.7)	(12.1)

Financing Activities
Proceeds from Revolving Credit Facility	194.4	43.4	103.1
Payments on Revolving Credit Facility	(77.6)	(88.9)	(37.3)
Cash Withheld from Sellers Provided by Freedom Group (formerly AHA)	—	—	4.7
Cash Contributions from Freedom Group (formerly AHA)	18.0	6.1	—
Debt Issuance Costs	—	—	(5.2)
Amount Paid to RACI Holding, Inc. for Acquisition Costs	—	—	(3.8)
Payments on Long-Term Debt	(3.0)	(0.3)	(0.1)
Cash Received from RACI Holding, Inc.	0.2	—	—
Change in Book Overdraft	(4.4)	1.4	(4.5)

Net Cash provided by (used in) Financing Activities	127.6	(38.3)	56.9

Change in Cash and Cash Equivalents	52.8	(8.7)	8.5
Cash and Cash Equivalents at Beginning of Period	24.3	9.0	0.5

Cash and Cash Equivalents at End of Period	$77.1	$0.3	$9.0

Supplemental Cash Flow Information:
Cash Paid for:
Interest	$12.9	$1.6	$11.8
Income Taxes	$2.6	$—	$0.1
Previously accrued Capital Expenditures	$0.9	$—	$0.6
Noncash Investing and Financing Activities:
Financing of insurance policies	$0.2	$0.9	$1.9
Acquisition of Parent Company by Freedom Group (formerly AHA)	$—	$118.1	$—
Capital Lease Obligations Incurred	$0.5	$—	$—
Conversion of Parent Company Stock Liability to Equity	$—	$—	$0.1

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statement of Stockholder’s Equity and Comprehensive Income (Loss)
(Dollars in Millions)
(Unaudited)

	Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder’s Equity

Balance, December 31, 2007	$124.2	$(5.7)	$(10.5)	$108.0

Comprehensive Income (Loss):
Net Income	—	—	1.3	1.3
Other comprehensive income:
Net derivative losses, net of tax effect of ($1.8)	—	(2.8)	—	(2.8)
Net derivative gains reclassified as earnings, net of tax effect of ($1.2)	—	(1.9)	—	(1.9)

Total Comprehensive Loss				(3.4)

Cash Contribution from RACI Holding, Inc.	0.2	—	—	0.2

Cash Contribution from Freedom Group (formerly AHA)	18.0	—	—	18.0

Balance, September 30, 2008	$142.4	$(10.4)	$(9.2)	$122.8

The accompanying notes are an integral part of these consolidated financial statements.

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

Note 1 - Basis of Presentation

          The accompanying unaudited interim consolidated financial statements of Remington Arms Company, Inc. (“Remington”) includes the financial results of The Marlin Firearms Company (“Marlin”) and its subsidiary, H&R 1871, LLC (“H&R”) (since February 1, 2008), as well as the accounts of Remington’s other wholly owned subsidiaries, RA Brands, L.L.C. (“RA Brands”) and Remington Steam, LLC (“Remington Steam”) and Remington’s consolidated joint venture EOTAC, LLC (“EOTAC”) (collectively with Remington, the “Company”).

          All significant intercompany accounts and transactions have been eliminated. The accounts of the Company’s parent, RACI Holding, Inc. (“Holding”), which owns 100% of the 1,000 shares authorized, issued and outstanding of Remington common stock (par value $0.01 per share), and those of Freedom Group, Inc. (American Heritage Arms, LLC became American Heritage Arms, Inc. in December 2007 and was renamed Freedom Group, Inc. in October 2008) (“FGI”), the 100% owner of Holding, are not presented herein. Significant transactions between the Company, Holding and FGI and the related balances are reflected in the unaudited interim consolidated financial statements and related disclosures.

          On May 31, 2007, 100% of the shares of Holding were purchased by FGI, an affiliate of Cerberus Capital Management, L.P. (“CCM”, and along with CCM’s affiliates other than operating portfolio companies, collectively “Cerberus”).

          Although Remington continued as the same legal entity after May 31, 2007, the accompanying unaudited interim consolidated statements of operations, cash flows and stockholder’s equity (deficit) are presented for two periods: predecessor and successor, which relate to the period preceding May 31, 2007 and the period succeeding May 31, 2007, respectively. The Company refers to the operations of Remington and its subsidiaries for both the predecessor and successor periods.

          In accordance with the guidelines set forth in SAB Topic 5J, “Miscellaneous Accounting, Pushdown Basis of Accounting Required in Certain Limited Circumstances”, the purchase price paid by FGI for Holding plus related purchase accounting adjustments have been “pushed-down” and recorded in our financial statements for the period subsequent to May 31, 2007. This has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the “successor” period beginning June 1, 2007. Information for all “predecessor” periods prior to the acquisition of Holding by FGI is presented using our historical basis of accounting. As a result of the application of purchase accounting, the predecessor periods are not comparable to the successor period.

          The acquisition of Holding by FGI and the allocation of the purchase price to the opening balance sheet accounts of the successor have been recorded as of the beginning of the first day of our new accounting period (June 1, 2007). The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting.

          In addition, on January 28, 2008, 100% of the shares of Marlin were purchased by Remington (the “Marlin Acquisition”). The Marlin Acquisition includes Marlin’s 100% ownership interest in H&R. Although the Marlin Acquisition closed on January 28, 2008, based on the accounting policies adopted by Marlin and in place prior to the Marlin Acquisition, full financial statements were not available for the resulting stub period January 28-31, 2008 (the “Stub Period”). In addition, it was determined by the Company that it would require significant effort and time to generate financial statements for the Stub Period. Based on materiality tests performed using guidance from SAB Topic 1 (M1), the Stub Period was deemed immaterial to the unaudited interim consolidated financial statements and thus, Remington’s consolidated financial statements include Marlin financial data beginning February 1, 2008.

          On July 30, 2008, the Company entered into a joint venture agreement between Remington and certain other members and formed a joint venture, EOTAC (Elite Operator, LLC was renamed EOTAC, LLC in October 2008). Remington contributed an initial investment of $0.5 and will provide working capital support of no more than $2.0 through postings of letters of credit. In return, the other members contributed existing and future intellectual property, all leased real property, as well as machinery, equipment, tools and tangible personal property. The Company owns 60% of EOTAC and other members own 40%. As the Company is the primary beneficiary, EOTAC meets the consolidation criteria under ARB 51.

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

          The accompanying unaudited interim consolidated financial statements of Remington have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation of the unaudited interim consolidated financial statements have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. The year-end balance sheet information for 2007 was derived from the audited consolidated financial statements for the year ended December 31, 2007, but does not include all disclosures required by generally accepted accounting principles.

          These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Remington and subsidiaries as of and for the year ended December 31, 2007, and any Current Reports on Form 8-K filed subsequent to December 31, 2007.

Note 2 – Acquisitions

Acquisition by Freedom Group, Inc.

          The shares of Holding, the sole stockholder of Remington, were purchased by FGI on May 31, 2007 (the “Closing Date”), pursuant to the stock purchase agreement dated as of April 4, 2007 (the “Stock Purchase Agreement”), between Holding, its stockholders and holders of deferred stock (including the ownership interests represented by Bruckmann, Rosser, Sherrill & Co. II, L.P. and the Clayton & Dubilier Private Equity Fund IV Limited Partnership), as well as the Holding stock option holders (the “FGI Acquisition”).

          The FGI Acquisition was financed with $125.0 of funds contributed to FGI by its members and approximately $14.5 of borrowings from Remington’s revolving credit facility related to the Amended and Restated Credit Agreement, dated March 15, 2006, by and among Remington, Wachovia Bank, National Association (“Wachovia”), RA Factors, Inc., and the lenders from time to time parties thereto (the “Amended and Restated Credit Agreement”).

          The value of the FGI Acquisition was approximately $416.6, which included the assumption of all of Remington’s approximately $85.2 of funded indebtedness related to the Amended and Restated Credit Agreement, the $200.0 principal amount ($203.8 estimated fair value at May 31, 2007) of Remington’s 10½% Senior Notes due 2011 (the “Notes”) and approximately $3.4 of certain other indebtedness at the Closing Date. The payment for the Common Stock and converted deferred shares of Common Stock, the stock option cancellation payment and repayment of the Holding Notes was funded by FGI’s available cash. In addition, Remington obtained all necessary waivers, amendments and consents so that Remington’s Amended and Restated Credit Agreement and the indebtedness evidenced by the Notes remained outstanding and not in default.

          The FGI Acquisition was accounted for as a business combination using the purchase method of accounting, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”), whereby the purchase price (including assumed liabilities) is allocated and pushed down to the assets acquired based on their estimated fair market values at the date of the FGI Acquisition. An independent third party appraiser was engaged to assist management and perform valuations of certain of the tangible and intangible assets acquired as of May 31, 2007. The excess of the purchase price over the fair value of the Company’s net assets was allocated to goodwill.

          Following is a summary of the fair values of the assets acquired and liabilities assumed as of June 1, 2007 based on final valuations, as well as subsequent adjustments through September 30, 2008:

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

	As of June 1, 2007	Net Adjustments	As of September 30, 2008

Inventory	$180.9	$(2.1)	$178.8
Other Current Assets	136.4	2.5	138.9

Property, Plant and Equipment	104.2	0.3	104.5
Goodwill	67.0	(8.3)	58.7
Identifiable Intangible Assets	73.9	(0.9)	73.0

Other Long-Term Assets	22.1	—	22.1

Total Assets Acquired	584.5	(8.5)	576.0

Current Liabilities	91.6	0.2	91.8
Revolving Credit Facility	85.2	—	85.2
10 ½% Senior Notes Due 2011	203.8	—	203.8
Pension & OPEB	40.9	(9.5)	31.4
Other Non-Current Liabilities	38.8	0.8	39.6

Total Liabilities Assumed	460.3	(8.5)	451.8

Estimated FGI Acquisition Cost	$124.2	$—	$124.2

          As part of the application of purchase accounting, the Company recorded an initial estimate associated with goodwill and identifiable intangible assets to each reporting segment of $67.0 and $73.9, respectively. Within one year of the transaction, net adjustments of ($8.3) decreased the balance of goodwill to $58.7 and net adjustments of ($0.9) decreased the balance of identifiable intangible assets to $73.0. The goodwill adjustments were related to inventory ($2.1), other current deferred tax assets of $2.5, and property, plant and equipment of $0.3 to include capital leases and the impact of recording actual versus estimated depreciation on the revalued fixed assets, offset by adjustments to current liabilities related to current deferred tax assets and accrued expenses of $0.2, a decrease to the OPEB pension liability based on additional valuation data of ($9.5), as well as other non-current liabilities of $0.8 based on updated valuation data relating to the product liability and workers compensation reserves and long-term income taxes payable and long-term deferred tax liabilities. In accordance with SFAS 141 and EITF 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination”, goodwill is adjusted (up or down) for all changes in estimates in tax contingencies regardless of the time elapsed since the date of the acquisition. In September 2008, a tax adjustment of ($2.3) was made to reduce goodwill for research and development tax credits.

          For income tax purposes, since the FGI Acquisition was a purchase of stock, the respective tax basis of the assets and liabilities were not changed. The identifiable intangibles and goodwill are not deductible for tax purposes.

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

	As of February 1, 2008	Net Adjustments	As of September 30, 2008

Inventory	$25.0	$(0.3)	$24.7
Other Current Assets	11.6	0.4	12.0
Property, Plant and Equipment	15.6	(0.1)	15.5
Goodwill	6.0	3.4	9.4
Trade Names and Trademarks	8.7	—	8.7
Customer Relationships	2.2	—	2.2
Other Long-Term Assets	5.9	—	5.9

Total Assets Acquired	75.0	3.4	78.4

Current Liabilities	14.3	3.3	17.6
Pension & OPEB	7.1	—	7.1
Other Non-Current Liabilities	5.2	0.1	5.3

Total Liabilities Assumed	26.6	3.4	30.0

Estimated Acquisition Cost	$48.4	$—	$48.4

          The Company recorded an initial estimate associated with goodwill of $6.0. Subsequent to that, net adjustments of $3.4 increased the balance of goodwill to $9.4. The goodwill adjustments were related to inventory of ($0.3); current deferred tax assets of $1.0; healthcare receivables of $0.4; assets available for sale of ($1.0); property, plant and equipment of ($0.1); short term payables of $3.3; long-term deferred tax liabilities of ($0.9); and product liability of $1.0.

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

          On April 7, 2008, the Company announced a strategic manufacturing consolidation decision that resulted in the closure of its manufacturing facility in Gardner, Massachusetts in October 2008. The Company notified affected employees of this decision on April 7, 2008.

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

          The consolidation of the Company’s manufacturing capabilities is expected to provide improved efficiencies that will ultimately provide for better service to customers and quality of products to end users. Management’s estimated costs associated with the closing range from $2.9 to $5.4, including $1.2 which has been recorded as a liability in the preliminary purchase price allocation in accordance with EITF 95-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).

          In addition, on May 12, 2008, the Company entered into a Second Supplemental Indenture, by and among the Company, U.S. Bank National Association as Trustee, and each of RA Brands, Marlin and H&R (the “New Guarantors”), to the indenture, dated as of January 24, 2003, among the Company, U.S. Bank National Association, as trustee, and RA Brands, as guarantor (the “Indenture”). Pursuant to the Second Supplemental Indenture, each of the New Guarantors has agreed to unconditionally guarantee all of the Company’s obligations under the Notes on the terms and subject to the conditions of the Indenture.

          Pro Forma Financial Information

          The following unaudited pro forma results of operations assume that the FGI Acquisition and the Marlin Acquisition occurred at the beginning of the respective periods. The results have been adjusted for the impact of certain FGI Acquisition-related items, such as additional depreciation expense of property, plant and equipment; additional amortization expense of identified intangible assets; additional interest expense on acquisition debt, net of bond premium amortization; recognition of write-up in cost of sales as inventory is sold and the related income tax effects. The results have also been adjusted for the impact of certain Marlin Acquisition-related items, such as additional sales; depreciation expense of property, plant and equipment; additional amortization expense of identified intangible assets; additional interest expense on the Term Loan; and recognition of write-up in cost of sales as inventory is sold and the related income tax effects. Income taxes are provided at the estimated effective rate. This unaudited pro forma information should not be relied upon as necessarily being indicative of historical results that would have been obtained if the FGI Acquisition and the Marlin Acquisition had actually occurred on those dates, nor the results that may be obtained in the future.

Unaudited Pro Forma Financial Results	For the Three Months Ended		For the Nine Months Ended

	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Net Sales	$174.0	$176.4	$432.9	$427.7
Operating Income (Loss)	10.4	(5.3)	20.0	(18.0)
Net Income (Loss)	2.9	(16.8)	1.4	(52.7)

Note 3 – Significant Accounting Policies

          Significant accounting policies used by the Company that differ from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 are as follows:

Inventories:

          As part of the Marlin Acquisition, the Company now accounts for a portion of its inventory under a Last In First Out (“LIFO”) assumption under the double extension method. The Marlin Acquisition resulted in a new basis for the value of the Company’s inventory. Accordingly, inventory was adjusted to its estimated fair value as of February 1, 2008, which was estimated to be approximately $11.5 over its previous net book value of which $8.5 represents the LIFO reserve that was eliminated as part of purchase accounting. As of September 30, 2008, a net of $1.6 has been recognized in cost of goods sold, which consists of a $3.0 increase in fair market value over book value less $1.4 of LIFO reserve.

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

Fair Value of Financial Instruments:

          As a result of the Marlin Acquisition, the Company assumed life insurance policies for certain officers, key employees and retired employees of Marlin, some of whom remained employed with the Company after the Marlin Acquisition. These insurance policies are shown on the consolidated balance sheet with other assets at their fair value. The fair value of the life insurance policies is estimated based on the cash surrender values, net of related policy loans. In the second quarter of 2008, substantially all of these life insurance policies were surrendered and the Company received $5.6 of cash. The fair value of the remaining life insurance policies that were not surrendered was $0.1 as of September 30, 2008.

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

Consolidated Joint Venture:

          As a result of the EOTAC joint venture, the Company now owns 60% of EOTAC and other members own 40%. As the Company is the primary beneficiary, EOTAC meets the consolidation criteria under ARB 51.

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

Level 2 – Inputs other than level 1 inputs that are either directly or indirectly observable; and

Level 3 – Unobservable inputs developed using the Company’s estimates and assumptions, which reflect those that market participants would use.

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

	Fair value measurements at September 30, 2008 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

	Level 1	Level 2	Level 3	Total

Assets:
Commodity Contract Derivatives	Not applicable	$1.0	Not applicable	$1.0
Life Insurance Policies	$0.1	Not applicable	Not applicable	$0.1
Liabilities:
None	Not applicable	Not applicable	Not applicable	Not applicable

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

          In October 2008, the FASB issued FSP FAS 157-3 (“FSP 157-3”), Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, which clarifies the application of SFAS 157 in a market that is not active. The effective date for FSP FAS 157-3 was October 10, 2008. The adoption of FSP 157-3 is not expected to have a material impact on the Company’s financial position or results of operations.

Note 4 – Inventories

          Inventories consisted of the following at:

	(Unaudited)

	September 30, 2008	December 31, 2007	September 30, 2007

Raw Materials	$28.8	$22.7	$24.4
Semi-Finished Products	31.4	27.1	27.4
Finished Products	81.0	67.1	80.5

Subtotal	141.2	116.9	132.3
LIFO Adjustment	1.3	—	—

Total	$142.5	$116.9	$132.3

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

          As noted above, following the Marlin Acquisition the Company now accounts for a portion of its inventory under a LIFO assumption. As of September 30, 2008, approximately 18.1% of the Company’s total inventory excluding the LIFO adjustment was accounted for under the LIFO method. The Marlin Acquisition resulted in a new basis for the value of the Company’s inventory. Accordingly, inventory was adjusted to its estimated fair value as of February 1, 2008, which was estimated to be approximately $11.5 over its previous net book value, of which $8.5 represents the LIFO reserve that was eliminated as part of purchase accounting. As of September 30, 2008, a net of $1.6 had been rolled out to cost of goods sold, which consisted of $3.0 of inventory step up less $1.4 of LIFO reserve. Under a FIFO assumption, inventories would have been lower by $1.3 at September 30, 2008.

          In March 2008, the Company recorded a charge of $3.1 against certain of its surveillance technology products inventory in the accompanying statement of operations as a result of the Company terminating its exclusive distribution rights agreement with the technology products manufacturer.

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

Note 5 –Other Accrued Liabilities

          Other Accrued Liabilities consisted of the following at:

	(Unaudited)

	September 30, 2008	December 31, 2007	September 30, 2007

Retiree Benefits	$1.2	$0.8	$19.5
Marketing	9.4	10.4	10.7
Healthcare Costs	4.3	5.1	5.4
Workers Compensation	2.7	1.8	5.0
Incentive Compensation	5.1	6.8	4.7
Excise Tax	8.8	2.4	6.1
Employee Costs	6.1	0.8	2.9
Interest	7.1	2.0	7.0
Escrow	5.2	—	—
Other	7.8	4.8	6.3

Total	$57.7	$34.9	$67.6

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

	(Unaudited)

	Successor			Predecessor

	January 1- September 30, 2008	January 1- December 31, 2007	June 1 – September 30, 2007	January 1 – May 31, 2007

Beginning warranty accrual	$0.7	$0.7	$0.7	$0.8
Accrual from Marlin Acquisition	0.5	—	—	—
Current period accruals	2.4	1.3	0.7	1.0
Current period charges	(2.4)	(1.3)	(0.7)	(1.1)

Ending warranty accrual	$1.2	$0.7	$0.7	$0.7

Note 7 – Income Taxes

          The effective tax rate on continuing operations for the nine month period ended September 30, 2008 was 7.1%. The effective tax rate was (36.9%) for the period June 1, 2007 through September 30, 2007 and 12.6% for the period January 1, 2007 through May 31, 2007.

          The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized tax benefits. As of September 30, 2008, the Company had a $1.7 liability for unrecognized tax benefits. The Company may recognize an adjustment to the FIN 48 liability established pursuant to the Marlin purchase price accounting as additional information becomes available.

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

          The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The gross amount of interest and penalties accrued as of September 30, 2008 was $0.6 related to uncertain tax positions.

          The tax years 2004-2007 remain open to examination by the major tax jurisdictions to which the Company is subject.

          A deferred tax liability or asset is recognized in accordance with the requirements of SFAS 109 for differences between the assigned values and the tax bases of the assets and liabilities recognized in a purchase business combination. A valuation allowance is recorded if it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Further revisions to the purchase price allocation, including the tax impact of those adjustments and final assessment of the transaction costs, will be made as additional information becomes available and the balances as reported could be subject to change.

          The Company files its income taxes on a consolidated basis with FGI. The allocation of income tax expense (benefit) represents the Company’s proportionate share of the consolidated provision for income taxes. The supplemental cash flow disclosure for cash taxes paid represents the Company’s proportionate share of the consolidated provision for income taxes.

Note 8–Long-Term Debt

          Long-term debt consisted of the following at:

	(Unaudited)

	September 30, 2008	December 31, 2007	September 30, 2007

Revolving Credit Facility	$116.8	$—	$39.7
10.5% Senior Subordinated Notes due 2011	202.4	203.2	203.4
Term Loan	22.4	25.0	—
Capital Lease Obligations	0.8	0.7	0.8
Due to RACI Holding, Inc.	0.7	0.9	1.0

Subtotal	343.1	229.8	244.9
Less: Current Portion	6.6	4.8	0.7

Total	$336.5	$225.0	$244.2

10.5% Senior Subordinated Notes due 2011

          The FGI Acquisition resulted in a new basis in the value of the Notes. Accordingly, the Notes were adjusted to their fair value of $203.8 as of May 31, 2007. The premium associated with the adjustment is being amortized into interest expense over the remaining term of the debt. Debt acquisition costs associated with obtaining waivers, consents and amendments in the amount of $4.2 related to the Notes and $1.0 related to the revolver were capitalized in the June 1, 2007 opening balance sheet and are being amortized into interest expense over the remaining term of the debt.

          The Notes became redeemable at the option of the Company, in whole or in part, any time on or after February 1, 2007. The redemption price of the principal amount is 102.6% through February 2009 and 100.0% thereafter. The Notes are unsecured senior obligations of the Company that are contractually pari passu with all existing and future senior indebtedness, if any, of the Company, but are effectively subordinate to secured indebtedness, including its indebtedness under the Amended and Restated Credit Agreement to the extent of the assets securing such indebtedness.

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

          The Indenture and the Amended and Restated Credit Agreement, as amended by the First Amendment, Second Amendment and the Letter Amendment, contain various restrictions on the Company’s ability to incur debt, pay dividends and enter into certain other transactions. In addition, the Indenture permits repurchases of the Notes on the open market, subject to an aggregate principal amount of $20.0 limitation contained in the Amended and Restated Credit Agreement.

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

3)	Includes a letter of credit sub-facility of up to $15.0, under which the Company has aggregate outstanding letters of credit of $6.7 as of September 30, 2008;

4)

Defines Applicable Margin so that the interest margin applicable to loans under the Amended and Restated Credit Agreement is based on Average Excess Availability, which is described as the amount obtained by adding the aggregate Excess Availability at the end of each day during the period in question and dividing such sum by the number of days in such period;

5)	Specifies that the Availability Test Period coincides with the Commitment Termination Date; and

6)	Names RA Brands, Marlin and H&R as borrowers.

          On November 13, 2007, as part of the Second Amendment, the Company added a $25.0 Term Loan Commitment at an interest rate of prime plus 100 basis points (which was 4.50% at September 30, 2008) with monthly principal payments of $0.5, plus interest, beginning May 1, 2008 and continuing on the first day of each month thereafter, the final installment of which shall be the remaining principal balance of the Term Loan and shall be payable on the Commitment Termination Date. As a part of the Second Amendment, the Company can elect the interest rate of LIBOR plus 200 basis points or prime plus 100 basis points.

          The interest rate margin for the Alternate Base Rate and the Euro-Dollar loans at September 30, 2008 was (0.50%) and 1.00%, respectively. The weighted average interest rate under the Company’s outstanding credit facility was 4.05% and7.10%for the year-to-date periods ended September 30, 2008 and 2007, respectively. The weighted average interest rate under the Company’s outstanding Term Loan at September 30, 2008 was 5.24%.

          In mid-September 2008, the Company borrowed incremental funds of approximately $60.0 on our revolving credit facility and invested the cash on hand in a treasury reserve fund in response to the uncertainty that developed in the financial markets. As of September 30, 2008 approximately $2.0 in additional borrowings beyond the minimum availability requirement of $27.5 was available as determined pursuant to the Amended and Restated Credit Agreement. On November 10, 2008, the Company repaid $55.0 of the incremental borrowings on its revolving credit facility.

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

Note 9 – Goodwill and Other Intangible Assets

          The carrying amount of goodwill and identifiable intangible assets attributable to each reporting segment is outlined in the following tables:

	(Unaudited)

	September 30, 2008	December 31, 2007	September 30, 2007

Goodwill
Firearms	$38.1	$29.7	$33.6
Ammunition	13.3	14.5	16.1
All Other	16.7	16.8	16.7

Total	$68.1	$61.0	$66.4

	(Unaudited)

	September 30, 2008	December 31, 2007	September 30, 2007

Identifiable Intangible Assets
Firearms	$57.7	$46.8	$46.8
Ammunition	10.5	10.5	10.5
All Other	15.7	15.7	15.7

Total	83.9	73.0	73.0
Less: Accumulated Amortization	(3.3)	(1.4)	(0.9)

Total	$80.6	$71.6	$72.1

           The following table is a summary of the initial preliminary estimate as well as subsequent adjustments and accumulated amortization by major intangible asset. An explanation of adjustments is included in Note 2:

	June 1, 2007 Balance	Net Adjustments	September 30, 2008 Balance	Accumulated Amortization	Net Balance	Amortization Period

Goodwill	$67.0	$1.1	$68.1	N/A	$68.1	Indefinite

Identifiable Intangible Assets
Tradenames and Trademarks	$39.4	$8.7	$48.1	N/A	$48.1	Indefinite
Customer Relationships	26.4	1.3	27.7	(1.8)	25.9	19.6 Years*
License Agreements	8.4	—	8.4	(1.6)	6.8	7 Years
Internally Developed Software	0.1	—	0.1	—	0.1	2 Years
Leasehold Interest	(0.4)	—	(0.4)	0.1	(0.3)	3.5 Years

Total Identifiable Intangible Assets	$73.9	$10.0	$83.9	$(3.3)	$80.6

*Weighted average amortization period for Customer Relationships is based on $25.5 of Remington Customer Relationships with an amortization period of 20 years and $2.2 of Marlin Customer Relationships with an amortization period of 15 years.

Note 10 – Retiree Benefits

          Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for detailed descriptions and disclosures about the various benefit plans offered by Remington. In addition, as a result of the Marlin Acquisition, the Company became the sponsor of the Marlin defined benefit pension plan (the “Marlin Pension Plan”) which generally provides pension benefits for certain of Marlin’s employees. Vested employees who retire will receive an annual benefit equal to a specified amount per month per year of credited service, as defined by the Marlin Pension Plan. Marlin also sponsors a defined benefit postretirement healthcare plan (the “Marlin Postretirement Plan”) that covers Marlin employees who have 17 years of service at retirement. The Marlin Postretirement Plan is a contributory plan for which certain of Marlin retirees and their spouses are eligible. Marlin’s contribution is limited to a specified amount per month per retiree employee or retiree spouse, as defined by the Marlin Postretirement Plan.

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

          The following tables summarize the components of net periodic pension cost for the Company’s defined benefit pension plans (including the acquired Marlin Pension Plan as of February 1, 2008) for the periods ended:

	(Unaudited)

	Three Months Ended

	September 30, 2008	September 30, 2007

Service Cost	$—	$1.2
Interest Cost	2.9	2.6
Expected Return on Assets	(3.4)	(2.8)
Amortization of Prior Service Cost	—	—
Recognized Net Actuarial Loss	0.4	0.4

Net Periodic Pension Cost	$(0.1)	$1.4

	(Unaudited)

	Successor		Predecessor

	Nine Months Ended September 30, 2008	Four Months Ended September 30, 2007	Five Months Ended May 31, 2007

Service Cost	$—	$1.6	$2.0
Interest Cost	8.6	3.6	4.5
Expected Return on Assets	(10.0)	(3.7)	(4.5)
Amortization of Prior Service Cost	—	—	—
Recognized Net Actuarial Loss	1.3	0.5	1.8

Net Periodic Pension Cost	$(0.1)	$2.0	$3.8

          The following tables summarize the components of net periodic postretirement cost for the Company’s postretirement plan (including the acquired Marlin Postretirement Plan for 2008) for the periods ended:

	(Unaudited)

	Three Months Ended

	September 30, 2008	September 30, 2007*

Service Cost	$0.1	$—
Interest Cost	0.3	—
Net Amortization and Deferral	—	—

Net Periodic Benefit Cost	$0.4	$—

	(Unaudited)

	Successor		Predecessor

	Nine Months Ended September 30, 2008	Four Months Ended September 30, 2007*	Five Months Ended May 31, 2007

Service Cost	$0.4	$—	$—
Interest Cost	0.8	—	(0.1)
Net Amortization and Deferral	0.1	—	—

Net Periodic Benefit Cost	$1.3	$—	$(0.1)

* Amounts for each component are less than $0.1.

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

Anticipated Contributions

          As of September 30, 2008, Remington estimates that it will contribute $15.9 (including $0.9 of Marlin contributions) to plan assets related to its funded defined benefit pension plan during 2008. As of November 7, 2008, total contributions for Remington of $15.9 have been made (including $0.9 of Marlin contributions). Remington (including Marlin) does not anticipate contributing any additional amounts to fund its minimum required contributions for these plans during the remainder of 2008.

          Due to the adverse changes in the financial markets, Remington’s pension assets have been negatively impacted. The Company continues to review its asset allocation and investment strategy to determine if any adjustments may be appropriate. The Company anticipates an increase in the funding requirements and possibly the pension expense in 2009 due to the decrease in asset value during the current year.

Note 11 – Stock Purchase, Option Plans and Restricted Stock Awards

          On May 14, 2008, the board of directors of FGI (the “FGI Board”) adopted the American Heritage Arms, Inc. 2008 Stock Incentive Plan (the “Plan”). The Plan is designed to provide a means by which certain current employees, officers, non-employee directors and other individual service providers, including those of Remington and other subsidiaries of FGI, may be given an opportunity to benefit from increases in the value of FGI common stock (the “Common Stock”), through the grant of awards. FGI, by means of the Plan, seeks to retain the services of such eligible persons and to provide incentives for such persons to exert maximum efforts for the success of FGI and its subsidiaries.

          The awards under the Plan may be in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and stock unit awards. The maximum aggregate number of shares of Common Stock that may be issued under all awards granted to participants under the Plan is 2,424,703 shares, subject to certain adjustments as set forth in the Plan.

          Also on May 14, 2008, the FGI Board adopted the form of Nonqualified Stock Option Award Agreement (the “Form Award Agreement”). The Form Award Agreement outlines terms relating to stock option awards, including (i) the exercise price per share of each option granted, which shall be the fair market value of a share of the Common Stock on the date of grant (as defined in the Plan), (ii) the vesting schedule of the options granted, and (iii) acceleration provisions upon the occurrence of a change in control, termination of employment without cause or termination of employment for good reason.

          On May 14, 2008, the FGI Board granted 1,910,834 nonqualified stock option awards and 118,074 shares of Common Stock to various members of Remington’s executive management and board of directors. The vesting of the options and shares of Common Stock occur at various times through July 2012. In the third quarter of 2008, 70,447 nonqualified stock option awards were forfeited due to the departure of certain members of Remington’s executive management. For the three months and nine months ended September 30, 2008, the Company recognized $0.3 and $1.1, respectively, in expense related to these options and Common Stock. In addition, the Company expects to recognize approximately $3.2 in total stock compensation expense in relation to these grants.

          As a result of a merger of FGI and another Cerberus portfolio company in December 2007, certain restricted units in this other Cerberus portfolio company were converted to performance-based and service-based restricted Common Stock of FGI. On May 14, 2008, a modification was made resulting in the restricted Common Stock becoming all service-based rather than both performance-based and service-based. As certain of these shares were provided to individuals that are now employees of Remington, any compensation expense related to the remaining vesting period is being recognized by Remington and was less than $0.1 for the three months ended September 30, 2008. As of September 30, 2008, the 14,653 vested shares had a value of less than $0.1 and the 180,733 unvested shares had a value of approximately $0.2.

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

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

          Marlin is also conducting other remediation activities at its Gardner, Massachusetts facility and a former facility in New Haven, Connecticut. Costs for remediation at both of these locations are not expected to be material.

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

          The volatility of pricing the Company has experienced to date affected its results of operations for the periods ended September 30, 2008 and 2007. The Company believes that further significant changes in commodity pricing could have a future material impact on the consolidated financial position, results of operations, and cash flows of the Company.

          At September 30, 2008, the fair value of the Company’s outstanding derivative contracts relating to firm commitments and anticipated consumption (aggregate notional amount of 30.3 million pounds of copper and lead) up to fifteen months from such date was $1.0 as determined with the assistance of a third party. During the nine months ended September 30, 2008, a net gain on a net-of-tax basis of $1.9 (which includes a $0.2 loss on ineffective hedges, net of tax) on derivative instruments was reclassified to cost of sales from accumulated other comprehensive income, and a net loss on a net-of-tax basis of $2.8 was recorded to accumulated other comprehensive income and to prepaid expenses and other current assets.

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

          Although the Company reports its financial results in accordance with United States (U.S.) GAAP, the Company primarily evaluates the performance of its segments and allocates resources to them based on the non-GAAP financial measure “Adjusted EBITDA”, which is unaudited. Adjusted EBITDA differs from the term “EBITDA” as it is commonly used, and is substantially similar to the measure “Consolidated EBITDA” that is used

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

in the Indenture. In addition to adjusting net income (loss) to exclude income taxes, interest expense, and depreciation and amortization, Adjusted EBITDA also adjusts net income (loss) by excluding items or expenses not typically excluded in the calculation of “EBITDA”, such as noncash items, gain or loss on asset sales or write-offs, extraordinary, unusual or nonrecurring items, including certain transaction activity associated with the FGI Acquisition and the Marlin Acquisition and certain “special payments” to Remington employees who held options and deferred shares in respect of Holding common stock, consisting of amounts that are treated as compensation expense by Remington and are paid in connection with payments of dividends to holders of Holding common stock.

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

          A reconciliation containing adjustments from GAAP results to Adjusted EBITDA is included in this Note 14.

Information on Segments:

	(Unaudited)		(Unaudited)

	Successor		Successor		Predecessor

	2008	2007	2008	2007	2007

	July 1 – September 30	July 1 – September 30	January 1– September 30	June 1- September 30	January 1- May 31

Net Sales:
Firearms	$81.6	$64.9	$209.1	$83.3	$80.5
Ammunition	87.2	86.3	204.1	110.5	78.9
All Other	5.2	6.1	14.8	8.6	7.6

Consolidated Net Sales	$174.0	$157.3	$428.0	$202.4	$167.0

Adjusted EBITDA:
Firearms	$5.4	$12.2	$16.9	$15.6	$12.3
Ammunition	12.9	10.0	32.2	10.9	10.5
All Other	1.0	0.9	3.1	1.6	0.6
Other Reconciling Items	(1.5)	(2.0)	(2.5)	(2.8)	(0.2)

Adjusted EBITDA	$17.8	$21.1	$49.7	$25.3	$23.2

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

	(Unaudited)

	September 30, 2008	December 31, 2007	September 30, 2007

Assets:
Firearms	$214.7	$147.4	$171.4
Ammunition	154.4	137.0	182.6
All Other	26.6	29.6	28.2
Other Reconciling Items	262.8	188.1	166.3

Consolidated Assets	$658.5	$502.1	$548.5

          The following table illustrates the calculation of Adjusted EBITDA, by reconciling Net Income (Loss) to Adjusted EBITDA:

	(Unaudited)		(Unaudited)

	Successor		Successor		Predecessor

	2008	2007	2008	2007	2007

	July 1- September 30	July 1 – September 30	January 1– September 30	June 1- September 30	January 1- May 31

Net Income (Loss)	$2.9	$(5.6)	$1.3	$(9.4)	$9.0
Adjustments:
Depreciation Expense	4.0	3.7	11.9	4.9	4.2
Interest Expense (A)	6.5	6.4	18.5	8.7	10.9
Intangible Amortization (B)	0.6	0.8	1.9	0.9	—
Equity in Losses from Unconsolidated Joint Venture	—	0.5	—	0.5	—
Other Noncash Charges (C)	0.4	—	1.0	(0.1)	1.7
Non-Recurring Items (D)	2.4	18.7	15.0	25.3	(3.9)
Income Tax
(Benefit) Expense	1.0	(3.4)	0.1	(5.5)	1.3

Adjusted EBITDA	$17.8	$21.1	$49.7	$25.3	$23.2

(A)

Interest expense for the quarter and year-to-date ended September 30, 2008 includes amortization expense of deferred financing costs of $0.4 and $1.2, respectively, offset by $0.2 and $0.8, respectively, associated with amortization of the premium recorded on the Notes. Interest expense includes amortization expense of deferred financing costs of $0.3 and $0.4, respectively, offset by $0.3 and $0.4, respectively, of amortization associated with the premium recorded on the Notes for the three and four month periods ended September 30, 2007. Amortization expense of deferred financing costs included in the five month period ended May 31, 2007 is $0.6.

(B)	Amortization expense associated with identified intangible assets as a result of applying the purchase method of accounting for the FGI Acquisition and the Marlin Acquisition.

(C)

Other non-cash charges for the quarter and year-to-date ended September 30, 2008 are $0.4 and $1.0, respectively, for retirement benefit accruals. Other non-cash charges included $0.1 gain on disposal of assets for the four month period ended September 30, 2007. For the five month period ended May 31, 2007, other non-cash charges consisted of $1.5 of other compensation expense associated with stock option expense recognized under SFAS 123R, and $0.2 of mark-to-market expense associated with redeemable deferred shares of common stock.

(D)	Non-recurring items are comprised of the items listed in the table below:

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

Nonrecurring Items:

	(Unaudited)		(Unaudited)

	Successor		Successor		Predecessor

	2008	2007	2008	2007	2007

	July 1- September 30	July 1 – September 30	January 1– September 30	June 1- September 30	January 1- May 31

Restructuring Expenses	$0.6	$1.5	$2.2	$2.2	$—
Rollout of Inventory Write Up from Acquisitions	—	15.7	2.8	21.5	—
Hedging Adjustments for Purchase Accounting	0.4	1.1	2.9	1.1	(4.9)
Marlin and H&R Integration Costs	0.2	—	1.1	—	—
Write off of Surveillance Products Inventory	—	—	3.1	—	—
Stock Compensation Expense	0.3	—	1.1	—	—
Severance Related to H&R Closing	—	—	0.8	—	—
Certain Employee Benefits Expense	0.6	0.2	0.6	0.2	0.1
Other Fees and Transaction Costs	0.2	0.7	0.3	0.8	0.9
Change in Marlin LIFO Valuation	0.1	—	0.1	—	—
RELES Joint Venture	—	(0.5)	—	(0.5)	—

Total Nonrecurring Items	$2.4	$18.7	$15.0	$25.3	$(3.9)

Note 15 – Recent Accounting Pronouncements

          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new standard is also intended to improve transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. SFAS 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related and requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 is not expected to have a material impact on the Company’s results of operations, financial condition and equity.

          In April 2008, the FASB issued Final FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). The guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), Business Combinations, and other guidance under GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is prohibited. The adoption of FSP 142-3 is not expected to have an impact on the Company’s results of operations, financial condition and equity.

          In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS 162 is not expected to have an impact on the Company’s results of operations, financial condition and equity.

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

          In September 2008, the FASB issued FSP 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP 133-1”). FSP 133-1 is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. FSP 133-1 is effective for reporting periods (annual or interim) ending after November 15, 2008. The Company is currently evaluating the potential impact of adopting FSP 133-1.

          In October 2008, the FASB issued FSP FAS 157-3 (“FSP 157-3”), Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, which clarifies the application of SFAS 157 in a market that is not active. The effective date for FSP FAS 157-3 was October 10, 2008. The adoption of FSP 157-3 is not expected to have a material impact on the Company’s financial position or results of operations.

Note 16 – Subsequent Event

          On October 31, 2008, the Company entered into a membership interest purchase and investment agreement between Remington, International Non-Toxic Composites Corp. and INTC USA, LLC (“INTC USA”). Remington will contribute an initial investment of approximately $0.8, with subsequent cash contributions up to a total of $1.5. The Company will own 33% of the issued and outstanding membership interests in INTC USA. Management has assessed the accounting treatment of INTC USA and will account for its investment under the equity method of accounting as outlined in the provisions of APB Opinion 18.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis should be read in conjunction with the accompanying unaudited interim consolidated financial statements and related notes of Remington Arms Company, Inc. (“Remington”), which includes the financial results of The Marlin Firearms Company (“Marlin”) and its subsidiary, H&R 1871, LLC (“H&R”) (since February 1, 2008), as well as the accounts of Remington’s subsidiaries, RA Brands, L.L.C. (“RA Brands”) and Remington Steam, LLC (“Remington Steam”) and Remington’s consolidated joint venture EOTAC, LLC (“EOTAC”) (collectively with Remington, the “Company”) as of and for the period ended September 30, 2008, and with our audited consolidated financial statements as of and for the year ended December 31, 2007, included with Remington’s Annual Report on Form 10-K on file with the SEC. These audited consolidated financial statements for the year ended December 31, 2007 include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

          Management’s Discussion and Analysis of Financial Condition and Results of Operations is separated into the following sections:

•	Recent Developments

•	Executive Overview

•	Business Outlook

•	Liquidity and Capital Resources

•	Results of Operations

•	Recent Accounting Pronouncements

•	Environmental

•	Regulatory Matters

•	Critical Accounting Policies and Estimates

•	Information Concerning Forward-Looking Statements

Recent Developments

Global Credit Crisis and Market Downturn

          In early 2008, as the United States economy began to soften and fuel and other commodity prices began to rise, doubts were raised about the ability of borrowers to pay debts. Housing values began to fall and marginal (often sub-prime) loans began to default at historically high rates. Financial institutions responded by tightening their lending policies with respect to counterparties determined to have sub-prime mortgage risk. This tightening of institutional lending policies contributed to the failure of certain major financial institutions late in the third quarter of 2008. Continued failures, losses, and write-downs at other major financial institutions through October 2008 intensified concerns about credit and liquidity risks and have resulted in a sharp reduction in overall market liquidity and broad governmental intervention. The global credit and macroeconomic conditions threaten the stability of the global marketplace and have adversely impacted consumer confidence and spending.

Acquisition of The Marlin Firearms Company

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

Announcement of Closure of Manufacturing Facility

          On April 7, 2008, Remington announced a strategic manufacturing consolidation decision that resulted in the closure of its manufacturing facility in Gardner, Massachusetts in October 2008. Remington notified affected employees of this decision on April 7, 2008. The consolidation of our manufacturing capabilities is expected to provide improved efficiencies that are anticipated to ultimately provide for better service to customers and quality of products to end users. Management’s estimated costs associated with the closing range from $2.9 million to $5.4 million, including $1.2 million which has been recorded as a liability in the preliminary purchase price allocation

Consolidated Joint Venture

          On July 30, 2008, Remington entered into a joint venture agreement between Remington and certain other members to form the joint venture EOTAC. Remington contributed an initial investment of $0.5 million. In return, the other members contributed existing and future intellectual property, all leased real property, as well as machinery, equipment, tools and tangible personal property. Remington owns 60% of EOTAC and other members own 40%. EOTAC is a tactical and outdoor apparel business. We believe this joint venture allows us to gain access to both a high quality apparel line and a growing brand.

Renaming of American Heritage Arms, Inc.

          On October 15, 2008, American Heritage Arms, Inc., the 100% owner of our parent company, RACI Holding, Inc., was renamed Freedom Group, Inc.

Membership Interest Purchase and Investment Agreement

          On October 31, 2008, Remington entered into a membership interest purchase and investment agreement between Remington, International Non-Toxic Composites Corp.  and INTC USA, LLC (“INTC USA”). Remington will contribute an initial investment of approximately $0.8 million, with subsequent cash contributions up to a total of $1.5 million. Remington will own 33% of the issued and outstanding membership interests in INTC USA. Management has assessed the accounting treatment of INTC USA and will account for its investment under the equity method of accounting as outlined in the provisions of APB Opinion 18.

Increase of Management Depth

          Since the acquisition of RACI Holding, Inc., the sole stockholder of Remington, by Freedom Group, Inc. (the “FGI Acquisition”) in May 2007, Remington has employed certain executives in an effort to increase our leadership position in the industry and add depth to the existing management team. Such positions include a Chief Operating Officer, a President of Global Sales and Marketing, a Chief Information Officer, a Chief Supply Chain Officer, a Chief Technology Officer and a General Counsel.

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

          The sale of firearms and ammunition depends upon a number of factors related to the level of consumer spending, including the general state of the economy and the willingness of consumers to spend on discretionary items. The industry can be affected by macroeconomic factors, including changes in national, regional, and local economic conditions, employment levels and consumer spending patterns. Disruptions in the overall economy and financial markets have historically reduced consumer confidence in the economy and negatively affected consumer spending. Historically, the general level of economic activity has significantly affected the demand for sporting goods products in the firearms, ammunition, and related markets. As economic activity loses momentum, confidence and discretionary spending by consumers has historically decreased. See further discussion in “Business Outlook” below.

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

          We have continued to experience volatile costs related to materials and energy (including lead, copper, zinc, steel, and fuel) which continue to be above any historical comparison. In the third quarter of 2008, we have experienced unprecedented volatility and uncertainty in costs related to materials and energy. Although certain material costs have decreased in 2008, the decline has been replaced by higher fuel and transportation costs. Specifically, management currently estimates that its 2008 annual costs for certain core materials and energy alone have increased in the range of $50-70 million over 2003 annual levels. Management has initiated price increases to our customers in an attempt to partially offset these estimated costs and will continue to evaluate the need for future price increases in light of these trends, our competitive landscape, and financial results. Management estimates that its cumulative price increases initiated since 2003 have offset greater than 50% of the estimated cumulative costs incurred. These estimates assume no significant loss in overall sales or production volume.

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

Business Outlook

General Economy

          We believe the general economic environment continues to be increasingly volatile and uncertain as a result of credit concerns due to the challenges in the banking industry, the crisis in the housing market, the decline in the stock market, tightening in the credit markets, inflationary pressures from higher energy, food and fuel costs, disappointing labor market conditions, and an uncertain geopolitical environment. Consumer confidence is at an all time low. In addition, the commodity prices for raw materials such as lead, copper, zinc and steel continue to be very unstable and energy costs in the third quarter escalated to levels higher than we have historically experienced. See Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk”. We can provide no assurance that these trends will not continue. Changes in consumer confidence and spending and/or significant changes in commodity and energy prices could have a material impact on our consolidated financial position, results of operations or cash flows.

Industry

          In the third quarter of 2008, the domestic consumer firearms sporting market continued to experience a decline in volumes that began in late 2007 due to the weak economic conditions discussed above. The industry experienced a marked decline in mid-September 2008 amidst the challenges in the banking industry, the resulting market shock and the government bailout. In addition to the economic factors, the industry has attributed this consumer softness to unseasonably warm weather during last fall’s hunting season. At the same time, customers have limited the amount of inventory purchases during the first three quarters of 2008 due to inventory management initiatives, economic conditions and higher than expected 2007 year-end inventory levels due to a slower fall 2007 hunting season.

          In the third quarter of 2008, the international sporting and hunting market remained steady largely due to the weakness of the U.S. dollar. In addition, the government, military, and law enforcement market has remained strong due to the availability of homeland security funding and political uncertainty. In 2008, general worldwide economic conditions have experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, volatile energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for our customers and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products, which would delay and lengthen sales cycles. We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent economic recovery, worldwide or in the industry.

The Company

          Management believes the Company lost some traction in mid-September amidst the challenges in the banking industry, the resulting market drop, unstable fuel prices and the ensuing government bailout. Our decreases were primarily in the ammunition segment due to hunters being more cautious in their buying habits. Overall, we have seen no adverse impact in our firearms sales, especially in the sporting categories. Management’s strategy in light of the environment noted above has been to improve efficiencies and quality, improve profitability, increase average working capital and preserve liquidity, remain firm with price increases, and implement a strong promotion strategy.

          In an effort to improve efficiencies and quality, we have continued to introduce lean manufacturing and six sigma initiatives as part of the culture in our factories. The lean manufacturing and six sigma initiatives implemented have had a positive impact in improving our productivity and quality.

          In order to improve profitability, we announced a strategic manufacturing consolidation decision in April 2008 that resulted in the closure of our Gardner, Massachusetts firearms facility. We have concluded our integration of the Gardner facility into our facility in Ilion, New York. The Gardner facility was closed in early October 2008 and is currently for sale. Management believes that this consolidation will enhance our ability to more efficiently provide quality products at competitive prices in an increasingly demanding global marketplace.

          In our efforts to increase working capital and preserve liquidity, we have remained disciplined in our approach to limit the use of extended dating terms and evaluating customer credit worthiness. In order to maintain our inventories at target levels, we are closely monitoring and evaluating our production levels in order to balance production with our sales demand. In an effort to preserve liquidity, as a result of the uncertainty that developed in the financial markets in mid-September 2008, we borrowed incremental funds of approximately $60.0 million on our revolving credit facility and invested the cash on hand in a treasury reserve fund. We repaid $55.0 million of the incremental borrowings in November 2008.

          Due to the escalation in energy and transportation costs and the continuing volatility of metal costs used in our ammunition business, management remained firm with price increases throughout the third quarter of 2008. Management also remained firm with price increases announced in our firearms business in December 2007. As a result of management’s approach, firearms price increases have held, while overall demand remained stable. In our ammunition segment, price increases have held although volume has softened. Our strategies have enabled us to continue to outperform others in the industry and perform ahead of the prior year.

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

          In addition to our domestic sporting and hunting market, management believes our international sporting and hunting market remains strong due to the weakness of the U.S. dollar and strong brand recognition. In addition, we have continued our initiatives to pursue growth initiatives in our government, military, and law enforcement divisions, along with broadening our brand awareness with selective licensing arrangements.

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

          We generally fund expenditures for operations, administrative expenses, capital expenditures, debt service obligations, potential repurchases of our outstanding 10 ½% Senior Notes due 2011 (the “Notes”) (which we intend to make from time to time depending on market conditions) and dividend payments with internally generated funds from operations, and satisfy working capital needs from time to time with borrowings under our Amended and Restated Credit Agreement. We believe that we will be able to meet our debt service obligations, fund our operating requirements, and make permissible dividend payments (subject to restrictions in the Amended and Restated Credit Agreement as amended, and the Indenture) in the future with cash flow from operations and borrowings under our Credit Facility prior to maturity in 2010, although no assurance can be given in this regard. At present, we do not have the ability to make any dividend payments due to restrictions placed upon us by the Amended and Restated Credit Agreement and the Indenture. We continue to focus on managing inventory levels to keep them in line with sales projections and management of accounts payable.

Liquidity

           As of September 30, 2008, we had outstanding approximately $343.1 million of indebtedness, consisting of approximately $202.4 million aggregate carrying amount ($200.0 million principal) of the Notes, a $22.4 million balance on our Term Loan, $116.8 million in borrowings under the Amended and Restated Credit Agreement, $0.8 million in capital lease obligations and a $0.7 million note payable to Holding. As of September 30, 2008, we also had aggregate letters of credit outstanding of $6.7 million.

          The increase in the outstanding amount due under the Amended and Restated Credit Agreement was due to our borrowing approximately $60.0 million of incremental funds as a cautionary measure in response to the uncertainty that developed in the financial markets during September 2008. Cash on hand at September 30, 2008 of $77.1 million was invested in a treasury reserve fund. On November 10, 2008, we repaid $55.0 million of the incremental borrowings on our revolving credit facility.

          Recently, certain banks in our syndicate have merged or have announced plans to merge with other financial institutions. Wachovia Corporation, the lead agent for our credit facility under our Amended and Restated Credit Agreement with a commitment of $60.3 million, announced plans to merge with Wells Fargo & Company; Bank of America, N.A., our syndication agent with a commitment of $60.3 million, announced plans to acquire Merrill Lynch; and National City, our documentation agent with a $34.4 million commitment, is in the process of being acquired by PNC Corporation. While these mergers and acquisitions are not yet finalized, we believe that the successor entities would be required to fund any advances that we may request under our revolving credit facility on a pro-rata basis up to their total commitment amount. It is not expected that these pending mergers and acquisitions will have an impact on our ability to access funds available under our revolving credit facility.

          Financing for our efforts to strategically grow from direct product sourcing, licensing, acquisitions or business ventures may be available under our Amended and Restated Credit Agreement, to the extent permitted under the Indenture.

          With respect to other significant cash outlays, we have contributed $15.9 million through November 7, 2008. Based on estimates derived from our actuaries, we do not expect to make any further contributions to plan assets during 2008 to meet funding requirements in accordance with the Internal Revenue Code. Due to the adverse changes in the financial markets, our pension assets have been negatively impacted. We are assessing our asset allocation and investment strategy to determine if any adjustments may be appropriate. We anticipate an increase in the minimum funding requirements and possibly the pension expense in 2009 due to the decrease in asset value during 2008.

10½% Senior Notes due 2011

          The FGI Acquisition resulted in a new basis of the value of the Notes. Accordingly, the Notes were adjusted to their estimated fair value as of May 31, 2007 of $203.8 million. The increase of $3.8 million is being amortized into interest expense over the remaining term of the Notes. In addition, debt acquisition costs associated with obtaining waivers, consents and amendments in the amount of $4.2 million related to the Notes and $1.0 million related to the revolver have been capitalized as of May 31, 2007 and are being amortized.

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

          We may from time to time seek to retire or purchase our outstanding debt through cash purchases or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors and the amounts involved may be material.

The Amended and Restated Credit Agreement

          Our Amended and Restated Credit Agreement provides up to $155.0 million of borrowing capacity under an asset-based senior secured revolving credit facility through June 30, 2010. Amounts available under the Amended and Restated Credit Agreement are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable and eligible inventory in addition to the minimum availability requirement of $27.5 million. The Amended and Restated Credit Agreement also includes a letter of credit sub-facility of up to $15.0 million. As of September 30, 2008, approximately $29.5 million in additional borrowings including the minimum availability requirement of $27.5 million were available as determined pursuant to the Amended and Restated Credit Agreement compared to $90.7 million at September 30, 2007. As noted previously, we borrowed approximately $60.0 million of incremental funds as a cautionary measure in response to the uncertainty that developed in the financial markets during September 2008 and had $77.1 million in cash on hand at September 30, 2008. On November 10, 2008, we repaid $55.0 million of the incremental borrowings on our revolving credit facility.

          On November 13, 2007, we added a $25.0 million Term Loan Commitment at an interest rate of prime plus 100 basis points (which was 4.50% at September 30, 2008) with monthly principal payments of $0.5 million, plus interest, beginning May 1, 2008 and continuing on the first day of each month thereafter, the final installment of which shall be in an amount equal to such Lender’s Pro Rata share of the remaining principal balance of the Term Loan and shall be payable on the Commitment Termination Date. As a part of the Second Amendment, we can elect the interest rate of LIBOR plus 200 basis points or prime plus 100 basis points.

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

          The interest rate margin for the Alternate Base Rate and the Euro-Dollar loans at September 30, 2008 was (0.50%) and 1.00%, respectively. The weighted average interest rate under our outstanding credit facility balance was approximately 4.05% and 7.10% for the year-to-date periods ended September 30, 2008 and 2007, respectively. The weighted average interest rate under our outstanding Term Loan at September 30, 2008 was 5.24%.

Capital & Operating Leases and Other Long-Term Obligations

          We maintain capital leases mainly for computer equipment and lighting. We have several operating leases, including a lease for our Memphis warehouse that expires in 2010. We also maintain contracts including, among other things, a services contract with our third party warehouse provider.

Cash Flows and Working Capital

          Net cash used in operating activities was $22.1 million for the nine month period ended September 30, 2008, compared to net cash used of $6.0 million for the nine month period ended September 30, 2007 (consisting of $36.3 million of net cash used for the five month predecessor period ending May 31, 2007 and $30.3 million of net cash provided for the four month successor period ending September 30, 2007).The $16.1 million increase in cash used in operating activities for the nine months ended September 30, 2008 compared to the same period ended September 30, 2007 resulted primarily from:

•

Accounts receivable increasing by $36.7 million over the nine months ended September 30, 2008 compared to an increase of $21.0 million over the nine months ended September 30, 2007. The change of $15.7 million was primarily due to an overall increase in sales;

•

Inventories increasing $3.8 million over the nine months ended September 30, 2008 compared to a decrease of $9.1 million over the nine months ended September 30, 2007. The change of $12.9 million was principally due to the inclusion of Marlin related inventory and increased costs of inventory due to higher material costs, offset by inventory reductions in other product areas, offset by

•	An increase in net income of $1.7 million;

•

Prepaid expenses and other current assets increasing by $2.8 million over the nine months ended September 30, 2008 compared to an increase of $8.8 million for the nine months ended September 30, 2007, a change of $6.0 million, principally due to fewer hedging contracts in 2008 resulting in lower prepaid hedging expense; and

•

The provision for deferred income taxes increased $0.1 million over the nine months ended September 30, 2008 compared to an increase of $5.7 million for the nine months ended September 30, 2007, a change of $5.6 million, primarily due to the purchase accounting adjustments relating to inventory as a result of both the FGI Acquisition and the Marlin Acquisition, as well as the elimination of the valuation allowance in 2007 as a result of purchase accounting and the surrender of the Marlin life insurance policies in 2008.

          Net cash used in investing activities for the nine months ended September 30, 2008 was $52.7 million compared to net cash used of $12.8 million in the nine months ended September 30, 2007 (consisting of $12.1 million for the five month predecessor period ending May 31, 2007 and $0.7 million for the four month successor period ending September 30, 2007).The $39.9 million increase in cash used in investing activities was predominantly related to the $46.6 million payment for the purchase of Marlin, net of cash acquired, and $12.1 million in higher purchases of property, plant and equipment for the nine months ended September 30, 2008 compared to the same period in 2007. The increases in cash used were offset in part by $5.6 million of cash received on the termination of Company-owned life insurance policies in the nine months ended September 30, 2008 and by $12.2 million in transaction costs and expenses and $1.1 million in option cancellation payments, both related to the FGI Acquisition that were paid in the nine months ended September 30, 2007.

          Net cash provided by financing activities for the nine months ended September 30, 2008 was $127.6 million compared to net cash provided by financing activities of $18.6 million during the nine months ended September 30, 2007 (consisting of $56.9 million of cash provided for the five month predecessor period ending May 31, 2007 and $38.3 million of cash used for the four month successor period ending September 30, 2007).The $109.0 million increase in cash provided by financing activities for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 principally resulted from $96.5 million in higher borrowings from our revolving credit facility and $11.9 million in greater cash contributions from FGI.

Dividend Policy

          The declaration and payment of dividends, if any, will be at the sole discretion of our Board of Directors, subject to the restrictions set forth in the Amended and Restated Credit Agreement and the Indenture, which currently restrict the payment of dividends by us to Holding. We expect to make future dividend payments to Holding based on available cash flows as and to the extent permitted by the Amended and Restated Credit Agreement and the Indenture. There were no dividends paid for the nine months ended September 30, 2008 or 2007. At present, we do not have the ability to make any dividend payments due to restrictions placed upon us by the Amended and Restated Credit Agreement and the Indenture.

Capital Expenditures

          Gross capital expenditures for the nine months ended September 30, 2008 were $12.0 million, consisting primarily of capital expenditures related to restructuring and maintenance of the existing facilities. We expect capital expenditures for 2008 to be in a range of $20.0 million to $25.0 million. Our Amended and Restated Credit Agreement allows for capital expenditures of up to $32.6 million in 2008, including unused capacity carried over from previous years.

Results of Operations for the Three and Nine Month Periods Ended September 30, 2008 as Compared to the Three and Four Month Period Ended September 30, 2007 and the Five Month Period Ended May 31, 2007

          Net Sales. The following tables compare net sales by reporting segment for each of the periods indicated:

	Quarter Ended September30, (Dollars in Millions)

	2008	Percent of Total	2007	Percent of Total	$ Increase/ (Decrease)	% Increase/ (Decrease)

Net Sales
Firearms	$81.6	46.9%	$65.0	41.3%	$16.6	25.5%
Ammunition	87.2	50.1	86.3	54.9	0.9	1.0
All Other	5.2	3.0	6.0	3.8	(0.8)	(13.3)

Consolidated	$174.0	100.0%	$157.3	100.0%	$16.7	10.6%

	Year-to-Date Ended, (Dollars in Millions)

	Successor January 1 - September 30 2008	Percent of Total	Successor June 1 - September 30 2007	Predecessor January 1- May 31 2007	Combined 2007	Percent of Total	$ Increase/ (Decrease)	% Increase/ (Decrease)

Net Sales
Firearms	$209.1	48.9%	$83.3	$80.5	$163.8	44.3%	$45.3	27.7%
Ammunition	204.1	47.7	110.5	78.9	189.4	51.3	14.7	7.8
All Other	14.8	3.5	8.6	7.6	16.2	4.4	(1.4)	(8.6)

Consolidated	$428.0	100.0%	$202.4	$167.0	$369.4	100.0%	$58.6	15.9%

          Firearms

          The increase in net sales of $16.6 million for the quarter ended September 30, 2008, including sales of firearms from the Marlin Acquisition, compared to the prior-year period is due primarily to increased sales volumes of certain rifles of $7.6 million, increased sales volumes of domestic sourced products of $5.2 million, increased sales volumes of international sourced products of $2.8 million, and increased sales volumes of certain shotguns of $2.0 million, offset by $1.0 million of increased discounts and rebates.

          The increase in net sales of $45.3 million for the nine months ended September 30, 2008, including sales of firearms from the Marlin Acquisition, compared to the prior-year period is due primarily to increased sales volumes of certain rifles of $37.0 million, increased sales volumes of domestic sourced products of $8.5 million, increased sales volumes of international sourced products of $1.9 million, and increased sales volumes of certain shotguns of $1.7 million, offset by reduced part and service sales of $2.3 million and $1.5 million of increased discounts and rebates.

          Ammunition

          The increase in net sales of $0.9 million for the quarter ended September 30, 2008 over the prior-year period is due primarily to $16.4 million associated with realized price increases, which was initiated to generally offset higher core commodity costs, offset by lower overall sales volumes of $15.5 million. The lower sales volumes are comprised primarily of lower sales volumes of certain centerfire and pistol and revolver ammunition of $7.9 million, lower sales volumes of certain shotshell ammunition of $4.9 million, lower sales volumes of certain rimfire ammunition of $2.3 million, and lower sales volumes of components and other of $0.4 million.

          The increase in net sales of $14.7 million for the nine months ended September 30, 2008 over the prior-year period is due predominantly to $36.2 million associated with realized price increases, offset by lower overall sales volumes of $21.5 million. The lower sales volumes are comprised primarily of lower sales volumes of certain shotshell ammunition of $9.8 million, lower sales volumes of certain rimfire ammunition of $4.2 million, lower sales volumes of centerfire and pistol and revolver ammunition of $4.1 million, and lower sales volumes of components and other of $3.4 million.

          All Other

          The decrease in net sales of $0.8 million for the quarter ended September 30, 2008 over the prior-year period is due primarily to lower technology products sales of $0.4 million, lower clay target sales of $0.2 million, lower accessory sales of $0.1 million, and lower powder metal products sales of $0.1 million.

          The decrease in net sales of $1.4 million for the nine months ended September 30, 2008 over the prior-year period is due primarily to lower technology products sales of $2.1 million, offset by higher powder metal product sales of $0.6 million and higher clay target sales of $0.1 million.

          Cost of Goods Sold. The table below depicts the cost of goods sold by reporting segment and the percentage of net sales represented by such cost of goods sold:

	Quarter Ended September30, (Dollars in Millions)

	2008	Percent of Net Sales	2007	Percent of Net Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)

Cost of Goods Sold
Firearms	$66.6	81.6%	$50.6	77.8%	$16.0	31.6%
Ammunition	63.1	72.4	78.3	90.7	(15.2)	(19.4)
All Other	3.5	67.3	4.6	76.7	(1.1)	(23.9)

Consolidated	$133.2	76.6%	$133.5	84.9%	$(0.3)	(0.2)%

	Year-to-Date Ended, (Dollars in Millions)

	Successor January 1- September 30 2008	Percent of Net Sales	Successor June 1 - September 30 2007	Predecessor January 1- May 31 2007	Combined 2007	Percent of Net Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)

Cost of Goods Sold
Firearms	$165.2	79.0%	$65.3	$55.0	$120.3	73.4%	$44.9	37.3%
Ammunition	147.3	72.2	102.7	56.7	159.4	84.2	(12.1)	(7.6)
All Other	12.7	85.8	6.5	5.6	12.1	74.7	0.6	5.0

Consolidated	$325.2	76.0%	$174.5	$117.3	$291.8	79.0%	$33.4	11.4%

          Firearms

          In connection with accounting for the FGI Acquisition and the Marlin Acquisition as business combinations using the purchase method of accounting, inventories were required to be written up to their current fair value less a reasonable selling profit. As a result, inventory subsequently sold has impacted costs of goods sold. The impact for the quarter ended September 30, 2008 was zero, compared to the impact for the same period in 2007 of $6.0 million, a net decrease in cost of goods sold of $6.0 million. The impact for the nine months ended September 30, 2008 was approximately $2.8 million, compared to the impact for the same period in 2007 of $8.0 million, a net decrease to cost of goods sold of $5.2 million.

          The increase in cost of goods sold of $16.0 million for the quarter ended September 30, 2008 over the prior-year period is primarily related to overall higher sales volumes, as discussed above in Net Sales, that increased cost of sales by approximately $12.3 million; higher manufacturing costs of approximately $10.5 million, which includes costs associated with our efforts to improve manufacturing efficiencies, higher depreciation costs and higher slow-moving and obsolete reserve expense; offset by the $6.0 million impact of purchase accounting as discussed above and reduced pension costs and postretirement costs of approximately $0.8 million.

          The increase in cost of goods sold of $44.9 million for the nine months ended September 30, 2008 over the prior-year period is due primarily to overall higher sales volumes, as discussed above in Net Sales, that increased cost of sales by approximately $32.0 million; higher manufacturing costs of $21.4 million, which includes costs associated with our efforts to improve manufacturing efficiencies, higher depreciation expense and higher slow-moving and obsolete reserve expense; offset by the $5.2 million impact of purchase accounting as discussed above and reduced pension costs of $3.3 million.

          Ammunition

          In connection with accounting for the FGI Acquisition as a business combination using the purchase method of accounting, inventories were required to be written up to their current fair value less a reasonable selling profit. As a result, inventory subsequently sold in 2007 increased costs of goods sold. The impact for the quarter and year-to-date periods ended September 30, 2007 was approximately $9.4 million and $13.1 million, respectively, and is included in cost of goods sold.

          The decrease in cost of goods sold of $15.2 million for the quarter ended September 30, 2008 over the prior-year period is due primarily to lower overall sales volumes due to continued softness in purchasing by our customers in light of the current economic situation and volatile commodity costs that contributed to cost of sales being lower by $9.9 million; the rollout of the purchase accounting adjustment incurred in 2007 but not in 2008, as discussed above, which reduced cost of sales by $9.4 million; and reduced pension costs of $0.3 million; offset by unfavorable increases associated with raw materials costs, higher obsolete reserve expense and lower hedging gains of approximately $4.4 million.

          The decrease in cost of goods sold of $12.1 million for the nine months ended September 30, 2008 over the prior-year period is primarily related to lower overall sales volumes, as noted previously, that contributed to cost of sales being lower by $15.4 million; the rollout of the purchase accounting adjustment incurred in 2007 but not in

2008 as discussed above, which reduced cost of sales by $13.1 million; reduced pension costs of $1.3 million; and lower scrap sales of $1.2 million; offset by increases associated with raw material costs of approximately $15.4 million; lower hedging gains of approximately $2.7 million; and higher obsolete reserve expense of $0.8 million.

          All Other

          In connection with accounting for the FGI Acquisition as a business combination using the purchase method of accounting, inventories were required to be written up to their current fair value less a reasonable selling profit. As a result of this write-up, estimated inventory subsequently sold increased cost of goods sold. The impact for the quarter and year-to-date periods ended September 30, 2007 was approximately $0.3 million and $0.4 million, respectively, and is included in cost of goods sold.

          The decrease in cost of goods sold of $1.1 million for the quarter ended September 30, 2008 over the prior-year period is due primarily to decreased sales volumes of the categories noted above in Net Sales as well as the $0.3 million purchase accounting adjustment incurred in 2007 but not in 2008, as discussed above.

          The increase in cost of goods sold of $0.6 million for the nine months ended September 30, 2008 over the prior-year period is due primarily to the $3.1 million write-off of the technology products inventory, offset by decreased sales volumes of the categories noted above in Net Sales as well as the $0.4 million purchase accounting adjustment incurred in 2007 but not in 2008, as discussed above.

          Operating Expenses. Operating expenses consist of selling, general and administrative expense, research and development expense and other income and expense.

	Quarter Ended September 30, (Dollars in Millions)

	2008	2007	$ Increase/ (Decrease)	% Increase/ (Decrease)

Operating Expenses
SG&A	$28.7	$25.0	$3.7	14.8%
R&D	1.9	1.6	0.3	18.8
Other Income	(0.2)	(0.7)	0.5	71.4

Consolidated	$30.4	$25.9	$4.5	17.4%

	Year-to-date Ended, (Dollars in Millions)

	Successor		Predecessor

	January 1- September 30, 2008	June 1 – September 30, 2007	January 1 – May 31, 2007	Combined 2007	$ Increase/ (Decrease)	% Increase/ (Decrease)

Operating Expenses
SG&A	$77.8	$32.4	$30.3	$62.7	$15.1	24.1%
R&D	5.2	2.2	2.7	4.9	0.3	6.1
Other (Income) Expense	(0.1)	(1.0)	(4.5)	(5.5)	5.4	98.2

Consolidated	$82.9	$33.6	$28.5	$62.1	$20.8	33.5%

          The increase in selling, general and administrative expenses between the two quarterly periods of $3.7 million was primarily attributable to higher costs associated with incentive compensation and salaries and benefits expense of $1.5 million, higher marketing and market development expenses of $0.9 million, higher distribution expenses of $0.7 million, higher travel expenses of $0.6 million, and higher legal fees of $0.4 million, offset by lower commissions of $0.4 million. The decrease in other income of $0.5 million is primarily related to the recognition of a $0.5 million gain for the sale of a joint venture in the third quarter of 2007.

          The increase in selling, general and administrative expenses for the nine months ended September 30, 2008 over the prior year period of $15.1 million was primarily attributable to higher costs associated with incentive compensation and salaries and benefits expense of $6.6 million, higher marketing expenses of $2.9 million, higher distribution expenses of $1.4 million, higher travel expenses of $1.3 million, higher professional fees of $1.0 million, and higher legal fees of $0.3 million. The decrease in other income of $5.4 million is primarily related to the recognition of a $4.9 million gain in the second quarter of 2007 for hedging contracts not yet settled at May 31, 2007 and the recognition of the $0.5 million gain for the sale of a joint venture in the third quarter of 2007.

          Interest Expense. Interest expense for the quarter ended September 30, 2008 was $6.5 million, $0.1 million higher than the $6.4 million in the third quarter of 2007. Changes in interest expense from the same period in 2007 resulted primarily from lower weighted average interest rates under the Amended and Restated Credit Agreement (3.85% in 2008 compared to 6.63% in 2007), which decreased interest expense by $0.2 million, offset by $0.3 million in additional interest expense for the Term Loan.

          Interest expense for the year-to-date period ended September 30, 2008 was $18.5 million, a decrease of $1.1 million as compared to $19.6 million for the year-to-date period ended September 30, 2007. The decrease in interest expense from the same period in 2007 resulted primarily from lower than average borrowings under the Amended and Restated Credit Agreement ($33.8 million in 2008 compared to $65.5 million in 2007) and lower weighted average interest rates (4.05% in 2008 compared to 7.10% in 2007), which decreased interest expense by $1.6 million, as well as $0.4 million in additional amortization income of the bond premium on the Notes and $0.1 million of higher interest income, offset by $1.0 million in additional interest expense for the Term Loan.

          Taxes. Our effective tax rate was 7.1% for the nine months ended September 30, 2008. Our effective tax rate was (36.9%) for the period June 1, 2007 through September, 30, 2007 and 12.6% for the period January 1, 2007 through May 31, 2007. The difference between the actual effective tax rate for the respective periods above and the U.S. federal statutory rate of 35% is principally due to state income taxes, permanent differences, and valuation allowance (which was eliminated in the purchase price accounting adjustments).

Recent Accounting Pronouncements

          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new standard is also intended to improve transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. SFAS 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related and requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 is not expected to have a material impact on our results of operations, financial condition and equity.

          In April 2008, the FASB issued Final FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). The guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), Business Combinations, and other guidance under U.S. generally accepted accounting principles (“GAAP”). FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is prohibited. The adoption of FSP 142-3 is not expected to have an impact on our results of operations, financial condition and equity.

          In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The

Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS 162 is not expected to have an impact on our results of operations, financial condition and equity.

          In September, 2008, the FASB issued FASB Staff Position (FSP) No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP 133-1”). FSP 133-1 is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. FSP 133-1 is effective for reporting periods (annual or interim) ending after November 15, 2008. We are currently evaluating the potential impact of adopting FSP 133-1.

          In October 2008, the FASB issued FSP FAS 157-3 (“FSP 157-3”), Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, which clarifies the application of SFAS 157 in a market that is not active. The effective date for FSP FAS 157-3 was October 10, 2008. The adoption of FSP 157-3 is not expected to have a material impact on Remington’s financial position or results of operations.

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

          Marlin is also conducting other remediation activities at its Gardner, Massachusetts facility and a former facility in New Haven, Connecticut. Costs for remediation at both of these locations are not expected to be material.

Regulatory Matters

          The manufacture, sale and purchase of firearms are subject to extensive federal, state and local governmental regulation. The primary federal laws are the National Firearms Act of 1934 (“NFA”), the Gun Control Act of 1968 (“GCA”) and the Arms Export Control Act of 1976 (“AECA”), which have been amended from time to time. The NFA severely restricts the private ownership of those firearms defined in that regulation, including fully automatic weapons. We do manufacture limited NFA products, none of which are fully automatic weapons, primarily for official end users. The GCA places certain restrictions on the interstate sale of firearms, among other things. The AECA requires for approved licenses to be in place prior to importing or exporting certain firearms, ammunition and explosives. We cannot guarantee that the administrative branch responsible for approving those licenses will do so in all cases. We possess valid federal licenses for all of our owned and leased sites to manufacture and/or sell firearms and ammunition.

          In September 2004, the United States Congress declined to renew the Federal Assault Weapons Ban of 1994 which generally prohibited the manufacture of certain firearms defined under that statute as “assault weapons” as well as the sale or possession of “assault weapons” except for those that, prior to the law’s enactment, were legally in the owner’s possession. Various states and local jurisdictions have adopted their own version of that former federal law and some laws and regulations at the state and local levels do cover certain Remington sporting firearms products.

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

          In addition to federal requirements, state and local laws and regulations may place additional restrictions or prohibitions on gun ownership and transfer. These vary significantly from jurisdiction to jurisdiction. At least one jurisdiction bans the possession of a firearm. Some states or other governmental entities have recently enacted, and others are considering, legislation restricting or prohibiting the ownership, use or sale of certain categories of firearms and/or ammunition. Although numerous jurisdictions presently have mandatory waiting periods for the sale of handguns (and some for the sale of long guns as well), there are currently few restrictive state or municipal regulations applicable to handgun ammunition. Remington firearms are covered under several recently enacted state regulations requiring guns to be sold with internal or external locking mechanisms. Some states are considering mandating certain design features on safety grounds, most of which would be applicable only to handguns. We believe that hunter safety issues may affect sales of firearms, ammunition and other shooting-related products.

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

Critical Accounting Policies and Estimates

          Critical accounting policies and estimates used by Remington that differ from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 are as follows:

Inventories:

          As part of the Marlin Acquisition, Remington now accounts for a portion of its inventory under a Last In First Out (“LIFO”) assumption under the double extension method. The Marlin Acquisition resulted in a new basis for the value of our inventory. Accordingly, inventory was adjusted to its estimated fair value as of February 1, 2008, which was estimated to be approximately $11.5 million over its previous net book value, of which $8.5 million represents the LIFO reserve that was eliminated as part of purchase accounting. As of September 30, 2008, a net of $1.6 million has been recognized in cost of goods sold, which consists of a $3.0 million increase in the fair market value over book value less $1.4 million of LIFO reserve.

Fair Value of Financial Instruments:

          As a result of the Marlin Acquisition, Remington assumed life insurance policies for certain officers, key employees and retired employees of Marlin, some of who remained employed with us after the Marlin Acquisition. These insurance policies are shown on the consolidated balance sheet with other assets at their fair value. The fair value of the life insurance policies is estimated based on the cash surrender values, net of related policy loans. In the second quarter of 2008, substantially all of these life insurance policies were surrendered and Remington received $5.6 million of cash. The fair value of the life insurance policies that were not surrendered was $0.1 million as of September 30, 2008.

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

Consolidated Joint Venture:

          On July 30, 2008, Remington entered into a joint venture agreement between Remington and certain other members and formed the joint venture EOTAC. Remington contributed an initial investment of $0.5 million and will provide working capital support of no more than $2.0 million through postings of letters of credit. In return, the other members contributed existing and future intellectual property, all leased real property, as well as machinery, equipment, tools and tangible personal property. Remington owns 60% of EOTAC and other members own 40%. As Remington is the primary beneficiary, EOTAC meets the consolidation criteria under ARB 51.

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

          Level 2 – Inputs other than level 1 inputs that are either directly or indirectly observable; and

          Level 3 – Unobservable inputs developed using Remington’s estimates and assumptions, which reflect those that market participants would use.

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

Fair value measurements at September 30, 2008 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

	Level 1	Level 2	Level 3	Total

Assets:
Commodity Contract Derivatives	Not applicable	$1.0 million	Not applicable	$1.0 million
Marlin Life Insurance Policies	$0.1 million	Not applicable	Not applicable	$0.1 million
Liabilities:
None	Not applicable	Not applicable	Not applicable	Not applicable

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

          In October 2008, the FASB issued FSP FAS 157-3 (“FSP 157-3”), Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, which clarifies the application of SFAS 157 in a market that is not active. The effective date for FSP FAS 157-3 was October 10, 2008. The adoption of FSP 157-3 is not expected to have a material impact on Remington’s financial position or results of operations.

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

          Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on Remington. Such forward-looking statements are not guarantees of future performance. The following important factors, and those important factors described elsewhere in this quarterly report and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2007 under Item 1A, “Risk Factors,” could affect (and in some cases have affected) our actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

•

General economic and political conditions, such as political instability, credit market uncertainty, inflationary pressures from higher energy and fuel costs and the rate of economic growth or decline in our principal geographic or product markets, each of which may be amplified by recent disruptions in the U.S. and global financial markets;

•

Our ability to make scheduled payments of principal or interest on, or to refinance our obligations with respect to, our indebtedness, as well as our ability to comply with the covenants and restrictions contained in the instruments governing such indebtedness, will depend on our future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rate levels, and financial, competitive, business and other factors beyond our control including the responses of competitors, changes in customer inventory management practices, changes in customer buying patterns, regulatory developments and increased operating costs.

•

The degree to which we are leveraged could have important consequences, including the following: (i) our ability to obtain additional financing for working capital or other purposes in the future may be limited; (ii) a substantial portion of our cash flow from operations is dedicated to the payment of principal and interest on our indebtedness, thereby reducing funds available for operations; (iii) certain of our borrowings are at variable rates of interest, which could cause us to be vulnerable to increases in interest rates; and (iv) we may be more vulnerable to economic downturns and be limited in our ability to withstand competitive pressures.

•

Our ability to meet our debt service and other obligations depends in significant part on customers purchasing our products during the fall hunting season. Notwithstanding our cost containment initiatives and continuing management of costs, a decrease in demand during the fall hunting season for our higher priced, higher margin products would require us to further reduce costs or increase our reliance on borrowings under our credit facility to fund operations. If we are unable to reduce costs or increase our borrowings sufficiently to adjust to such a reduction in demand, our financial condition and results of operations could be adversely affected.

•

Lead, copper, steel and zinc prices have experienced significant increases over the past five years primarily due to increased demand (including increased demand from India and China). Furthermore, fuel and energy costs have increased over the same time period, although at a slower rate of increase. We currently purchase copper and lead options contracts to hedge against price fluctuations of anticipated commodity purchases. With the volatility of pricing that we have recently experienced, there can be no assurance that we will not see further material adverse changes in commodity pricing or energy costs, and such further changes, were they to occur, could have a material adverse impact on our consolidated financial position, results of operations, or cash.

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

•

We face significant competition and our competitors vary according to product line. Certain of these competitors are subsidiaries of large corporations with substantially greater financial resources than us. There can be no assurance that we will continue to compete effectively with all of our present competition, and our ability to so compete could be adversely affected by our leveraged condition.

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

          Certain of our financial instruments are subject to interest rate risk. As of September 30, 2008, we had long-term borrowings of $336.5 million ($244.2 million at September 30, 2007) of which $132.9 million ($39.7 million at September 30, 2007) was issued at variable rates. Assuming no changes in the $60.5 million of monthly average variable-rate debt levels from the latest twelve months ended September 30, 2008 ($49.3 million at September 30, 2007), we estimate that a hypothetical change of 100 basis points in the LIBOR and Alternate Base Rate interest rates would impact annual interest expense by $0.6 million ($0.5 million at September 30, 2007) on a pretax basis. We were not a party to any interest rate cap or other protection arrangements with respect to our variable rate indebtedness as of September 30, 2008 or 2007.

          The Company purchases copper and lead options contracts (and zinc in 2007) to hedge against price fluctuations of anticipated commodity purchases. Lead and copper prices have experienced significant increases over the past five years primarily due to increased demand (including increased demand from India and China). The amounts of premiums paid for commodity contracts outstanding at September 30, 2008 were $7.2 million, $0.6 million lower than for the same period in 2007. At September 30, 2008 and 2007, the market value of our outstanding contracts relating to firm commitments and anticipated purchases up to fifteen and twelve months, respectively, from the respective date was $1.0 million and $20.8 million, respectively, as determined with the assistance of a third party. Assuming a hypothetical 10% increase in lead and copper commodity prices (and zinc in 2007) which are currently hedged at September 30, 2008, we would experience an approximate $4.2 million (at September 30, 2007, $7.4 million, offset by an approximate $8.0 million increase in the value of related hedging instruments) increase in our cost of related inventory purchased. With the volatility of pricing the Company has experienced, we believe that significant changes in commodity pricing could have a future material impact on our consolidated financial position, results of operations, or cash flows of the Company.

          We also purchase steel supplies for use in the manufacture of certain firearms, ammunition, and accessory products. Assuming a hypothetical 10% increase in steel prices at September 30, 2008, we would experience an approximate $0.7 million (an approximate $0.6 million at September 30, 2007) increase in our cost of related inventory purchased.

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

          As of and for the period ended September 30, 2008 (the “Evaluation Date”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the Evaluation Date.

          Furthermore, there were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

          As a result of contractual arrangements, we manage the joint defense of product liability litigation involving Remington brand firearms and our ammunition products for both Remington and the 1993 Sellers. As of September 30, 2008, approximately 15 individual bodily injury cases and claims were pending, primarily alleging defective product design, defective manufacture and/or failure to provide adequate warnings; some of these cases seek punitive as well as compensatory damages. We have previously disposed of a number of other cases involving post-Asset Purchase occurrences by settlement. The 15 pending cases involve post-Asset Purchase occurrences for which we bear responsibility under the Purchase Agreement.

          The relief sought in individual cases includes compensatory and, sometimes, punitive damages. Certain of the claims and cases seek unspecified compensatory and/or punitive damages. In others, compensatory damages sought may range from less than $50,000 to in excess of $1 million and punitive damages sought may exceed $1 million. Of the individual post-Asset Purchase bodily injury cases and claims pending as of September 30, 2008, the plaintiffs and claimants seek either compensatory and/or punitive damages in unspecified amounts or in amounts within these general ranges. In the Company’s experience, initial demands do not generally bear a reasonable relationship to the facts and circumstances of a particular matter, and in any event, are typically reduced significantly as a case proceeds. The Company believes that its accruals for product liability cases and claims, as described below, are a superior quantitative measure of the cost to it of product liability cases and claims.

          At September 30, 2008, our accrual for product liability cases and claims was $15.9 million. The amount of our accrual for product liability cases and claims is based upon estimates developed as follows. We establish reserves for anticipated defense and disposition costs to us of those pending cases and claims for which we are financially responsible. Based on those estimates and an actuarial analysis of actual defense and disposition costs incurred by us with respect to product liability cases and claims in recent years, we determine the estimated defense and disposition costs for unasserted product liability cases and claims. We combine the estimated defense and disposition costs for both pending and unasserted cases and claims to determine the amount of our accrual for product liability cases and claims. It is reasonably possible additional experience could result in further increases or decreases in the period in which such information is made available. We believe that our accruals for losses relating to such cases and claims are adequate. Our accruals for losses relating to product liability cases and claims include accruals for all probable losses the amount of which can be reasonably estimated. Based on the relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Asset Purchase, our accruals for the uninsured costs of such cases and claims and the 1993 Sellers’ agreement to be responsible for a portion of certain post-Asset Purchase shotgun-related product liability costs, as well as the type of firearms products that we make), we do not believe with respect to product liability cases and claims that any probable loss exceeding amounts already recognized through our accruals has been incurred.

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

Item 1A. Risk Factors

          In addition to the other information set forth in this quarterly report on Form 10-Q and set forth below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and in our other reports that we file with the SEC, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and other SEC filings are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

          General economic conditions, including volatility in energy and commodity prices, which are largely out of our control may adversely affect our financial condition and results of operations.

          Our business is sensitive to changes in general economic conditions, both nationally and internationally. Recessionary economic cycles, higher interest rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, tightening credit markets or other economic factors that may affect consumer spending or buying habits could adversely affect the demand for products that we sell. In addition, the recent turmoil in the financial markets may have an adverse effect on the U.S. and world economy, which could negatively impact consumer spending patterns. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, and continued macroeconomic issues and credit dislocation may have a material adverse effect on our results of operations, financial condition and cash flows.

          The volatility and disruption of the capital and credit markets and adverse changes in the global economy may negatively impact our revenues and our ability to access financing.

          While we intend to finance expansion, renovation and other projects with existing cash, cash flow from operations and borrowings under our existing credit facility, we may require additional financing to support our continued growth. However, due to the existing uncertainty in the capital and credit markets, our access to capital may not be available on terms acceptable to us or at all. Further, if adverse regional and national economic conditions persist or worsen, we could experience decreased revenues from our operations attributable to decreases in consumer spending levels and could fail to satisfy the financial and other restrictive covenants to which we are subject under our existing indebtedness.

          Our future pension costs and required level of contributions could be unfavorably impacted by changes in actuarial assumptions and future market performance of plan assets, which could adversely affect our financial position, results of operations, and cash flows.

          We have significant defined benefit pension obligations. Our defined benefit pension plans were over 80% funded as of December 31, 2007. Nevertheless, the funded status of these plans and the related cost reflected in our financial statements are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment. Key assumptions used to value these benefit obligations, funded status and expense recognition include the discount rate for future payment obligations, the long-term expected rate of return on plan assets, and other economic and demographic factors. Significant differences in actual experience or significant changes in future assumptions could lead to a potential future need to contribute cash or assets to our plans and could have an adverse effect on our consolidated financial position, results of operations and cash flows.

          Our decision to close one of our manufacturing facilities will result in certain charges and may cause disruption.

          In April 2008, we announced a strategic manufacturing consolidation decision that resulted in the closure of our manufacturing facility located in Gardner, Massachusetts in October 2008. We estimate that we will incur costs associated with the closing ranging from $2.9 million to $5.4 million. The actual sale price of the plant’s assets that are not redeployed for use at other locations may vary from our estimates and could cause this charge to differ. In addition, we could experience disruption in our operations as part of the transfer of assets that can be redeployed at other locations, which could materially adversely affect our financial condition and results of operations.

          We may not realize the benefits we expected when integrating Marlin and its subsidiary.

          Our ability to integrate the business of Marlin and its subsidiary, H&R, with our business will be complex, time-consuming, and expensive and may disrupt the combined business. We will need to overcome significant challenges in order to realize any benefits or synergies from the Marlin Acquisition. These challenges include the timely, efficient, and successful execution of a number of post-acquisition events, including the following:

•	integrating the business, operations, and technologies of the companies;

•	retaining and assimilating the key personnel of Marlin;

•	retaining existing customers of both companies and attracting additional customers;

•	retaining strategic partners of each company and attracting new strategic partners;

•	creating uniform standards, controls, procedures, policies, and information systems; and

•	meeting the challenges inherent in efficiently managing an increased number of employees, including the need to implement appropriate systems, policies, benefits, and compliance programs.

Item 6. Exhibits

10.1	Letter agreement, dated as of August 15, 2008, between Remington Arms Company, Inc. and Mark A. Little. *

31.1	Certification Pursuant to 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Denotes a management contract or compensation plan or arrangement in which directors or executive officers are eligible to participate.

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

REMINGTON ARMS COMPANY, INC.

/s/ Stephen P. Jackson, Jr.

Stephen P. Jackson, Jr.

Chief Financial Officer,
Treasurer and Corporate Secretary
(Duly Authorized Officer and Principal Financial Officer)

November 12, 2008

EXHIBIT INDEX

Exhibit No.	Description

10.1	Letter agreement, dated as of August 15, 2008, between Remington Arms Company, Inc. and Mark A. Little. *

31.1	Certification Pursuant to 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Denotes a management contract or compensation plan or arrangement in which directors or executive officers are eligible to participate.

**

These exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. In addition, these exhibits shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.