Form 10-K
period 2008-12-31
REMINGTON ARMS CO INC/
filed 2009-03-30
CIK 916504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐          No ☒

          Note: Although the registrant is not subject to the filing requirements of Section 13 or 15(d), it has filed all Exchange Act reports that would be required to be so filed during the preceding 12 months.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

There are no shares of the issuer’s common equity held by non-affiliates. At March 27, 2009, the number of shares outstanding of the issuer’s common stock is as follows: 1,000 shares of Class A Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
None

REMINGTON ARMS COMPANY, INC.

FORM 10-K

December 31, 2008

INDEX

Page No.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

PART I	1
ITEM 1. BUSINESS	1
ITEM 1A. RISK FACTORS	14
ITEM 1B. UNRESOLVED STAFF COMMENTS	22
ITEM 2. PROPERTIES	23
ITEM 3. LEGAL PROCEEDINGS	24
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	27

PART II	28
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	28
ITEM 6. SELECTED FINANCIAL DATA	29
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	34
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	58
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	59
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	114
ITEM 9A(T). CONTROLS AND PROCEDURES	115
ITEM 9B. OTHER INFORMATION	116

PART III	117
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	117
ITEM 11. EXECUTIVE COMPENSATION	121
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	148
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	150
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	152

PART IV	153
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	153

SIGNATURES	154

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT	156

EXHIBIT INDEX	157

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

PART I

Item 1. BUSINESS

References in this report to “the Company,” “we,” “us,” “our,” and words of similar import mean the collective reference to Remington Arms Company, Inc. (“Remington”), which includes the financial results of The Marlin Firearms Company (“Marlin”) and its subsidiary, H&R 1871, LLC (“H&R”) (since February 1, 2008), as well as the accounts of Remington’s other subsidiaries, RA Brands, L.L.C. (“RA Brands”) and Remington Steam, LLC (“Remington Steam”), Remington’s consolidated joint venture EOTAC, LLC (“EOTAC”) and Remington’s unconsolidated 27.1% membership interest in INTC USA, LLC (“INTC USA”) (collectively with Remington, the “Company”) unless the context otherwise requires. References in this report to “Holding” are to Remington’s parent, RACI Holding, Inc., and references to “FGI” are to Holding’s 100% stockholder, Freedom Group, Inc. (formerly known as American Heritage Arms, Inc.)

Company Overview

          Founded in 1816 and currently operating as a corporation, we design, manufacture and market a comprehensive line of primarily sporting goods products for the global hunting and shooting sports marketplace under the Remington® brand name. We also design, manufacture and market products with law enforcement, military, and government applications. Our 192-year history gives us a long-established reputation in the marketplace for our products. We believe that both Remington and Marlin are powerful brands in the broader U.S. sporting goods and outdoor recreation markets and that our products are recognized by sportsmen worldwide for their superior value, performance and durability.

          Our product lines consist primarily of firearms (shotguns and rifles) and ammunition, as well as hunting and gun care accessories, licensed products, clay targets, powder metal products and apparel.

          For the year ended December 31, 2008, we had consolidated net sales of $591.1 million and a net loss of $39.4 million.

          The accompanying audited consolidated financial statements of Remington include the accounts of its wholly owned subsidiaries, Marlin, H&R, RA Brands, Remington Steam, as well as its consolidated joint venture, EOTAC, and its unconsolidated membership interest in INTC USA. RA Brands primarily exists to own, protect and comply with the legal requirements applicable to our patents, trademarks, and copyrights (as discussed below), and Remington Steam primarily exists to accommodate changes to the Company’s long-term steam supply at its Ilion, New York facility. The accounts of Holding, the sole stockholder of Remington, and those of FGI, the sole stockholder of Holding, are not presented herein. Significant transactions between the Company, Holding and FGI and the related balances are reflected in the audited consolidated financial statements and related disclosures.

Recent Business Developments

Global Credit Crisis and Market Downturn

          In early 2008, as the United States economy began to soften and fuel and other commodity prices continued to rise, doubts were raised about the ability of borrowers to pay debts. Housing values began to fall and marginal (often sub-prime) loans began to default at historically high rates. Financial institutions responded by tightening their lending policies with respect to counterparties determined to have sub-prime mortgage risk. This tightening of institutional lending policies contributed to the failure of certain major financial institutions late in 2008. Continued failures, losses, and write-downs at other major financial institutions intensified concerns about credit and liquidity risks and have resulted in a sharp reduction in overall market liquidity and broad governmental intervention through early 2009. The global credit and macroeconomic conditions threaten the stability of the global marketplace and have adversely impacted consumer confidence and spending.

Acquisition of The Marlin Firearms Company

          On January 28, 2008, 100% of the shares of Marlin were purchased by Remington (the “Marlin Acquisition”). The Marlin Acquisition includes Marlin’s 100% ownership interest in H&R. We believe the Marlin Acquisition will strengthen our ability to grow our leadership position in shotguns and rifles in the United States, further develop our market presence internationally and benefit from operational improvements and integrating certain manufacturing selling, marketing and administrative functions.

Announcement of Closure of Manufacturing Facility

          On April 7, 2008, Remington announced a strategic manufacturing consolidation decision that resulted in the closure of its manufacturing facility in Gardner, Massachusetts in October 2008. Remington notified affected employees of this decision on April 7, 2008. The consolidation of our manufacturing capabilities is expected to provide improved efficiencies that are anticipated to ultimately provide for better service to customers and quality of products to end users. In connection with the closing, management recorded a $1.2 million liability in the preliminary purchase price allocation. As of December 31, 2008, approximately $0.9 million of the $1.2 million liability has been spent. In addition to the $0.9 million, an additional $1.1 million has been spent on the transfer of equipment, planning and site preparation, as well as $1.7 million spent on purchases of new equipment as of December 31, 2008.

Consolidated Joint Venture

          On July 30, 2008, Remington entered into a joint venture agreement between Remington and certain other members to form the joint venture EOTAC. Remington contributed an initial investment of $0.5 million and subsequently contributed an additional investment of $0.2 million in 2008. In return, the other members contributed existing and future intellectual property, all leased real property, as well as machinery, equipment, tools and tangible personal property. Remington owns 61.8% of EOTAC and other members own 38.2%. EOTAC is a tactical and outdoor apparel business. We believe this joint venture allows us to gain access to both a high quality apparel line and a growing brand. As Remington is the primary beneficiary, EOTAC meets the consolidation criteria and is being accounted for under the rules of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”).

Membership Interest Purchase and Investment Agreement

          On October 31, 2008, Remington entered into a membership interest purchase and investment agreement between Remington, International Non-Toxic Composites Corp., and INTC USA. Remington contributed an initial investment of approximately $0.8 million. Remington owns 27.1% of the issued and outstanding membership interests in INTC USA. INTC USA owns a majority interest in Springfield Munitions Company, LLC, which with Delta Frangible Ammunition, LLC owns intellectual property rights related to manufacturing rights for various shot, ammunition and other products. We believe this membership interest will allow INTC USA to acquire, construct and/or lease and thereafter equip and operate a manufacturing facility for the production of products for sale to Remington and others. Management has assessed the accounting treatment of INTC USA and accounts for its investment under the equity method of accounting as outlined in the provisions of Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB18”).

Increase of Management Depth

          Since the acquisition of RACI Holding, Inc., the sole stockholder of Remington, by Freedom Group, Inc. (the “FGI Acquisition”) in May 2007, Remington has employed a number of additional executives in an effort to increase our leadership position in the industry and add depth to the existing management team. Such positions include a Chief Operating Officer, a Chief Sales Officer, a Chief Information Officer, a Chief Supply Chain Officer, a Chief Marketing Officer, a Chief Technology officer and a General Counsel.

Financial Information about Segments and Geographic Areas

          In accordance with the provision of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), after consideration of both quantitative and qualitative factors, our operating segments form two reportable segments – Firearms and Ammunition operating segments — while the remaining operating segments are combined into our All Other reporting segment:

(1) Firearms, which designs, manufactures, imports and markets primarily sporting shotguns and rifles;

(2) Ammunition, which designs, manufactures and markets primarily sporting ammunition and ammunition reloading components; and

(3) All Other, which includes accessories, other gun-related products, licensed products, clay targets, powder metal products and apparel.

          The following table sets forth our net sales for each of our aggregated reporting segments for the periods shown:

	Successor		Predecessor

		June 1- Dec. 31	Jan. 1- May 31
	2008	2007	2007	2006

Firearms	$295.2	$138.7	$80.5	$223.4
Ammunition	275.9	169.3	78.9	204.9
All Other	20.0	14.0	7.6	17.7

Total	$591.1	$322.0	$167.0	$446.0

          See Note 21 to our audited consolidated financial statements for the year ended December 31, 2008 appearing in “Item 8 – Financial Statements and Supplementary Data” in this annual report on Form 10-K. There are no significant assets owned by the Company outside of the United States.

NARRATIVE DESCRIPTION OF BUSINESS BY SEGMENT

     Firearms

          Products

          Our firearms product offerings include a comprehensive line of sporting shotguns and rifles, as well as firearms for the government, military, and law enforcement markets, marketed predominantly under the Remington, Marlin, H&R, New England Firearms, L.C. Smith and Parker brand names. Our goal has been to market a broad assortment of general-purpose firearms together with more specialized products that embody emphasis on value, performance and design.

          Our most popular Remington shotguns are the Model 870™ pump-action shotgun, and the Model 1100™ and Model 11-87™ auto-loading shotguns. Remington shotguns are offered in versions that are marketed to both novices and experienced gun owners. Specialty shotguns focus on the deer, turkey and other specialized hunting markets, recreational and competitive clay target shooting, and various law enforcement and military applications. We also offer over/under, side-by-side, and single shot shotguns. Retail list prices for our most popular shotguns range up to $1,200.

          Our most popular Remington rifles are the Model 700™, Model Seven™, and Model 770™ centerfire rifles and the Model 597™ rimfire rifles. To appeal to a broad range of gun owners, we manufacture these rifles in a wide variety of chamberings, configurations and finishes. Retail list prices for our most popular rifles range up to $1,000. In addition, Remington offers a series of products based upon the popular AR styled rifle configured primarily for hunting use. Known as the R-15™ and R-25™, these rifles offer today’s sportsman the most modern choice in centerfire rifle technology.

          The Marlin Firearms Company is perhaps best known for legendary lever-action rifles. The most popular lever action offerings are the Model 336, Model 1895, Model 1894 and the newer XLR configurations designed for high performance and durability. Retail list prices for most Marlin lever-action rifles range up to $1,000. In addition to lever-action rifles, Marlin is also known for its rimfire rifle offerings. The Marlin rimfire line is best known for the legendary Model 60, as well as the Model 795, Model 925 and Model 917. Retail prices for Marlin rimfire rifles range up to $400. Marlin entered into the bolt-action centerfire rifle business in 2007 with the competitively priced X7 series rifle. Retail list prices for X7 series rifles range up to $500.

          Harrington & Richardson (H&R) is best known for competitively priced break-action single shot shotguns and rifles. Popular models include the Pardner® line of single shot shotguns as well as the Handi-Rifle® single shot rifle and Ultra Slug Hunter rifled slug shotguns. New England Firearms (NEF) offers opening price point products, primarily imported in nature in the form of the Pardner Pump® pump-action shotgun and the Excel Auto line of autoloading shotguns.

          Product Introductions

          We focus our product development efforts on introducing new products that satisfy the need for specialized, high-performance firearms. In 2008, Remington announced the R-15™ Modular Repeating Rifle, a version of the popular AR-15 style rifle geared primarily toward the hunting market. In addition, a uniquely featured new product was presented in the Model 700™ VTR™ (Varmint Target Rifle) with a new triangular barrel contour and integral muzzle brake as well as a stainless steel version of the Model 770™. Product introductions from Remington in 2009 include the new Model 887™ Nitromag™, an innovative new pump-action shotgun fully encased in an over-molded shell of rugged polymer, the Model 700™ XHR™ with its hunting weight, triangular profiled barrel and the Model R-15™ rifle chambered for the new 30 Remington AR hunting cartridge. Additionally, Remington upgraded the X-Mark Pro™ trigger for the Model 700 series with external trigger pull weight adjustment capability. New 2009 introductions from Marlin include the 338 MXLR and 338 MX rifles chambered for the new 338 Marlin Express cartridge, short-action chamberings in the X7 series rifles as well as a big loop lever version of the 1895 series rifle.

          Seasonality

          We sell a broad range of firearms products. The majority of our firearms products are manufactured for hunting, target, and plinking use, while other models are intended for government, military, and law enforcement applications. As a result of the core use of our products occurring during the fall hunting season (September-December), the majority of our sales are seasonal and concentrated toward the fall hunting season. While the Company has historically followed the industry practice of selling products pursuant to a “dating” plan, allowing the customer to buy the products commencing at the beginning of our dating plan periods and pay for them on extended terms, the Company has now commenced to shorten the duration of these terms in order to increase cash flow and working capital.

          As a result of the seasonal nature of our sales, our historical working capital financing needs generally have exceeded cash provided by operations during certain parts of the year. Our recent efforts to shorten terms and reduce dating plan billing practices have moderated this seasonal aspect of working capital financing needs as compared to prior years. However, our working capital financing needs still tend to be higher during the spring and summer months, decreasing during the fall and reaching their lowest points during the winter.

          Competition

          Product image, performance, quality and innovation are the primary competitive factors in the firearms industry, with price and customer service also being important. Our shotgun products compete with products offered by O. F. Mossberg & Sons, Inc., Winchester firearms, Browning, and Beretta. Our rifles compete with products offered by Sturm, Ruger & Co., Inc., Savage Arms, Inc. and Browning. We believe that we compete effectively with all of our present competitors. However, there can be no assurance that we will continue to do so, and our ability to compete could be adversely affected by our leveraged condition. In 2007, Smith & Wesson, through its acquisition of Thompson/Center Arms, Inc. became a competitor with their entry into the long gun market.

          Manufacturing

          Our facility in Ilion, New York manufactures shotguns, rifles, powder metal parts, extra barrels, and gun parts, and also houses our factory repair services and custom gun shop. Our facility in Mayfield, Kentucky manufactures rimfire and centerfire rifles. Our facility in North Haven, Connecticut primarily manufactures rifles. To manufacture our various firearm models, we utilize a combination of parts manufactured from raw materials at the Ilion, Mayfield, and North Haven facilities and components purchased from independent manufacturers. Quality control processes are employed throughout the production process, utilizing specifically tailored testing procedures and analyses.

          Supply of Raw Materials

          To manufacture our various products, we utilize numerous raw materials, including steel, wood and plastics, as well as parts purchased from independent manufacturers. For a number of our raw materials, we rely on a limited number of suppliers. For example, a major portion of our requirements for shotgun barrel blanks and wood stocks are each currently being met by a limited number of vendors. In 2006, we began importing sourced products from a few foreign vendors, which continued in 2007 and 2008. See “Risk Factors” for additional information on our sole source supplier agreement and risks associated with this product line.

          The Company has written purchase agreements with the majority of our suppliers, some of which contain minimum purchase requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Commercial Commitments.” Any disruption in our relationships with any of these vendors or reductions in the production of material supplied could, in each case, adversely affect our ability to obtain an adequate supply of material and could impose additional operational costs associated with sourcing raw materials from new suppliers. The Company has had long-term relationships with each of these vendors and believes that such relationships are good, and does not currently anticipate any material shortages or disruptions in supply from these vendors. Although alternative sources exist from which we could obtain such raw materials, we do not currently have significant supply relationships with any of these alternative sources and cannot estimate with any certainty the length of time that would be required to establish such a supply relationship, or the sufficiency of the quantity or quality of materials that could be so obtained.

          The price and availability of production materials are affected by a wide variety of interrelated economic and other factors, including alternative uses of materials and their components, changes in production capacity, energy prices, commodity prices, and governmental regulations. Specifically, our manufacturing sites have experienced cost increases related to metals and other raw material purchases and energy prices. We believe some of these increases were directly related to supply shortages due to foreign market demand for domestic scrap and increases in energy costs. Industry competition and the timing of price increases by suppliers limits, to some extent, our ability and the ability of other industry participants to pass raw material cost increases on to customers in a timely manner. The Company has experienced favorable variances in utility costs and expects to continue to see the leveling continue in the foreseeable future for energy costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financial Instruments” and “Quantitative and Qualitative Disclosures about Market Risk”.

Ammunition

          Products

          Our ammunition product offerings consist of a comprehensive line of sporting ammunition and ammunition reloading components, along with ammunition for the government, military, and law enforcement markets, marketed predominantly under the Remington brand name, as well as the UMC® brand name.

          We market an extensive line of products that range from high volume, promotionally priced, ammunition products to premium, high performance products that meet the needs of the most discriminating hunters and shooters. Those products include, among other things, shotgun shells, centerfire ammunition for use in rifles and handguns, and .22 caliber rimfire ammunition. We also market duty and frangible training ammunition specifically tailored to meet the requirements of law enforcement and military customers. We produce and market sporting ammunition components used by smaller ammunition manufacturers, as well as by individual consumers engaged in the practice of reloading centerfire cases or shotgun shells.

          Our most popular ammunition products include Core-Lokt® centerfire rifle ammunition, the brand share leader in the category, Premier STS and Nitro 27 target loads, which management believes are widely viewed as the performance leader in trap, skeet and sporting clays shooting by virtue of their combination of superior first firing performance and reloadability. Recent ammunition product introductions have focused on developing exclusive or proprietary technology with application to performance oriented hunting segments and special application law enforcement needs.

     Product Introductions

          We focus our product development efforts on introducing new products that satisfy the need for specialized, high-performance ammunition.

          In 2008, Remington introduced the AccuTip™ high performance deer slug, expanded our Power Level ammunition concept to include the 7mm Remington Ultra Mag™ cartridge and grew the Managed Recoil™ line of rifle ammunition to include new offerings in the 300 Remington Ultra Mag, 7mm-08 Remington and 260 Remington. Remington also responded to the needs of law enforcement with the introduction of the Disintegrator® CTF™ frangible training line of ammunition in key pistol cartridges. Finally, Remington expanded it’s boxed Component Bullet offering to include both Core-Lokt® and AccuTip™ bullets in popular rifle calibers.

          For 2009, we are expanding our successful AccuTip slug offering to include two 20 gauge loads in 2-3/4” and 3”. To strengthen our product position in lead-free hunting areas, Remington is introducing a variety of new products including Steel Game and Target shotshell loads in 12 and 20 gauge, Disintegrator® Varmint Ammunition featuring Jacketed Iron Core HP bullets in 2 key centerfire calibers and a new line of big game centerfire hunting ammunition, Premier® Copper Solid®, in six key calibers. The 2009 introduction of a brand new cartridge, the 30 Remington AR, a co-development project with the Remington and DPMS firearms businesses, is designed to cement Remington’s leadership in the modular repeating firearm hunting segment. The 30 Remington AR is the first 30 caliber cartridge providing deer-sized big game hunting performance in a lightweight R-15 firearms platform.

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

          Seasonality

          We produce and market a broad range of ammunition products. The majority of our ammunition products are manufactured for hunting use. Sales of some of our products occur outside the core fall hunting season (September through December) and consist of several types of ammunition that are intended for target shooting. In addition, these non-seasonal products include certain types of ammunition, primarily for pistol and revolver use, as well as ammunition with government, military, and law enforcement applications. The majority of our ammunition products, however, are manufactured for hunting use. As a result, with the majority of the sales of our products being seasonal and concentrated toward the fall hunting season, we have historically followed the industry practice of selling products pursuant to a “dating” plan, allowing the customer to buy the products commencing at the beginning of our dating plan periods and pay for them on extended terms. We have shortened the duration of these terms in order to increase cash flow and working capital.

          As a result of the seasonal nature of our sales, our historical working capital financing needs generally have exceeded cash provided by operations during certain parts of the year. Our recent efforts to shorten terms and reduce dating plan billing practices have moderated this seasonal aspect of working capital financing needs as compared to prior years. However, our working capital financing needs still tend to be higher during the spring and summer months, decreasing during the fall and reaching their lowest points during the winter.

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

          Supply of Raw Materials

          To manufacture our various products, we utilize numerous raw materials, including steel, lead, brass, powder, and plastics. For a number of our raw materials, we rely on a limited number of suppliers. For example, our brass strip and lead requirements are being serviced primarily by a few vendors and our requirements for smokeless powder are primarily met by three suppliers, which are the only sources of smokeless powder in the United States and Canada.

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

All Other Product Lines

          Accessories. We market hunting and shooting accessories (primarily gun parts, gun care and cleaning products and folding and collectible knives). These items are primarily purchased from third parties.

          Licensing Income. We have licensed the Remington mark to certain third parties that manufacture and market sporting and outdoor products that complement our product line. Currently, the Remington mark is licensed for use on, among other things, automobiles, sporting and outdoor apparel, caps, gun cases and slings, tree stands, wildlife feeders, sporting dog equipment, air guns, game decoys & calls, hunting and shooting safety and security products, gun safes, and various other nostalgia/novelty goods. We strive to ensure that the quality, image and appeal of these licensed products are consistent with the high-quality image of our core products. These licenses generally grant an exclusive right to sell a specific product category, with initial terms of various years and various renewals based on performance. We believe that these licenses increase the market recognition of the Remington trademark and enhance our ability to market core products, and that licensing facilitates new cross-marketing promotional opportunities and generates income. Some of our licensing efforts are carried out under terms established in the Trademark Settlement Agreement, dated December 5, 1986, between us and Remington Products Company, L.L.C. (“Remington Products”) (the “Trademark Settlement Agreement”), described below in “Other Corporate Information—Patents, Trademarks, and Copyrights”.

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

          Outdoor Tactical Clothing. We market tactical and outdoor apparel through our joint venture, EOTAC, which we entered into on July 24, 2008.

OTHER CORPORATE INFORMATION

          Backlog Information

          As of February 28, 2009, the backlog of unfilled orders total was approximately $296.2 million, as compared to $115.5 million (which excluded unfilled orders resulting from the Marlin Acquisition) as of February 29, 2008. We are setting factory capacities at levels to target fulfillment of these orders during 2009.. The increase in the backlog at February 28, 2009 compared to the prior year is primarily due to the inclusion of the Marlin backlog as a result of the Marlin Acquisition, increased demand as a result of the uncertainty related to firearms and ammunition political legislation, and to a lesser degree development of the tactical business.

          Service and Warranty

          We support service and repair facilities for all of our firearms products in order to meet the service needs of our distributors, customers and consumers nationwide. New Remington and H&R brand firearms products manufactured by the Company in North America are warranted to the original purchaser to be free from defects in material and workmanship for a period of two years commencing with the registered date of purchase by the end customer. New Marlin brand firearms products manufactured by the Company in North America are warranted to the original purchaser to be free from defects in material and workmanship for a period of five years commencing with the registered date of purchase by the end customer. Import products are warranted by our vendors for a period of one year commencing with the registered date of purchase by the end customer. We also provide limited warranties for our ammunition products. Warranty expense was $3.3 million, $2.4 million, and $2.7 million in 2008, 2007, and 2006, respectively.

          Customer Concentration

          Approximately 18.1% of our total 2008 sales consisted of sales made to one customer; Wal-Mart. National accounts generally provide convenient access for hunting and shooting consumers to our products but carry a more limited array of products and are more seasonal in sales. Our sales to Wal-Mart are generally not governed by written contracts. Although we believe our relationship with Wal-Mart is good, the loss of this customer or a substantial reduction in sales to this customer could adversely affect our financial condition, results of operations or cash flows. No other single customer comprises more than 10% of total sales.

          No material portion of our business is subject to renegotiation of profits or termination of contracts at the election of a governmental purchaser.

          Foreign sales accounted for approximately 13% in 2008, 12% in 2007, and 6% in 2006 of our total net sales. Our sales personnel and manufacturer’s sales representatives market to foreign distributors generally on a nonexclusive basis and for a one-year term.

          Marketing and Distribution

          Our products are distributed throughout the United States and in approximately 64 other countries (including Canada and various countries throughout Europe and Asia). In the United States, our products are distributed primarily through a network of wholesalers and retailers who purchase the product directly from us for resale to gun dealers and end users, respectively. The end users include sportsmen, hunters, target shooters, gun collectors, and members of law enforcement and other government organizations.

          Our products are marketed and sold via both direct sales representatives and manufacturer’s sales representatives. Both groups market and sell principally to wholesalers, dealers and regional chains. Our direct sales representatives market and sell only Remington, Marlin & H&R firearms, as well as Remington ammunition and accessory products while our manufacturer’s sales representatives market and sell other product lines as well. Our manufacturer’s sales representatives are prohibited from selling competing goods from other manufacturers and are paid variable commissions based on the type of products that are sold. The customers to which our sales representatives market and sell our products are authorized to carry specified types of Remington, Marlin, H&R and L.C. Smith products for a non-exclusive one-year term, though not all carry the full range of products. These customers generally carry broader lines of merchandise than do the mass merchants and are less seasonal in sales.

          Our direct sales force services four distribution channels: distributors, chains (regional and national), direct dealers and indirect dealers.

          Patents, Trademarks and Copyrights

          Our operations are not dependent upon any single trademark other than the Remington word mark and the Remington logo mark. In addition, as a result of the Marlin Acquisition on January 28, 2008, we now own the Marlin, H&R, L.C. Smith, and New England Firearms trade names and trademarks. Some of the other trademarks that we use, however, are nonetheless identified with and important to the sale of our products. Generally, registered trademarks have perpetual life, provided that they are renewed on a timely basis and continue to be properly used as trademarks. Our business is not dependent to a material degree on patents, copyrights, or trade secrets. We do not believe that the expiration of any of our patents will have a material adverse effect on our financial condition or our results of operations. We likewise do not believe that any of our licenses of intellectual property to third parties are material to our business, taken as a whole.

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

          While we own the Remington marks (and registrations thereof) for use in our firearms and ammunition product lines and certain related products associated with hunting, wildlife and the outdoors, Spectrum Brands, Inc. (formerly Rayovac Corporation), with its September 2003 purchase of Remington Products Co. LLC, and DESA, LLC, all unrelated companies, claims rights to the Remington mark with respect to certain other product areas, particularly personal care products (including electric razors) and lawn and garden products. Spectrum Brands, Inc. filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code on February 3, 2009. DHP Holding II, the parent company of DESA, LLC filed for Chapter 11 bankruptcy on December 29, 2008.

          Pursuant to a Trademark Settlement Agreement reached with Remington Products Co. LLC in 1986, we agreed as follows:

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

          Research and Development

          We maintain an ongoing research and development program, and employ approximately 30 individuals to work in such capacity at our Elizabethtown, Kentucky facility as of February 28, 2009. New products and improvements to existing products are developed based upon the perceived needs and demands of consumers, as well as in response to the market by our competitors. Our research and development program involves an in-house team of engineers and technicians working with operations personnel using tools such as computer-assisted design. Research and plant technical staff then collaborate to produce an experimental prototype, ensuring that products and manufacturing processes are concurrently designed. Following a successful prototype, a pilot run is commenced to ensure that plant personnel and equipment can manufacture the product efficiently. We continue to introduce new products employing innovations in design, manufacturing and safety in both firearms and ammunition, as outlined in the “Product Introductions” sections above.

          Research and development expenditures for our continuing operations for the year ended December 31, 2008 amounted to approximately $7.1 million, approximately $6.3 million in 2007 and approximately $6.4 million in 2006.

          Product Liability

          For information concerning product liability cases and claims involving us, see Item 3, “Legal Proceedings”. We entered into an Asset Purchase Agreement (the “Purchase Agreement”) with E.I. DuPont Nemours & Company (“DuPont”) and its affiliates (collectively, the “1993 Sellers”) in 1993 (the “Asset Purchase”). Because our assumption of financial responsibility for certain product liability cases and claims involving pre-Asset Purchase occurrences was limited to an amount that has now been fully paid, with the 1993 Sellers retaining liability in excess of that amount and indemnifying us in respect thereof, and because of the passage of time, we believe that product liability cases and claims involving occurrences arising prior to the Asset Purchase are not likely to have a material adverse effect upon our financial condition, results of operations, or cash flows. See “Business—Certain Indemnities”.

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

          Since December 1, 1993, we have maintained insurance coverage for product liability claims for personal injury or property damage relating to occurrences after the 1993 asset purchase, subject to certain self-insured retentions on a per-occurrence basis. The current insurance policy extends through November 30, 2009. Certain of our current excess insurance coverage expressly excludes actions brought by municipalities as described in “Legal Proceedings”. We paid $2.5 million, $1.4 million, and $3.2 million in legal fees and settlements in connection with product liability cases and claims in the years ended December 31, 2008, 2007 and 2006, respectively, excluding insurance costs. At December 31, 2008, our accrual for product liability cases and claims was $13.4 million. The amount of our accrual for product liability cases and claims is based upon estimates developed as follows. We establish reserves for anticipated defense and disposition costs to us of those pending cases and claims for which we are financially responsible. Based on those estimates and an actuarial analysis of actual defense and disposition costs incurred by us with respect to product liability cases and claims in recent years, we determine the estimated defense and disposition costs for unasserted product liability cases and claims. We combine the estimated defense and disposition costs for both pending and unasserted cases and claims to determine the amount of our accrual for product liability cases and claims. It is reasonably possible that future claims experience could result in further increases or decreases in the reporting period in which such information becomes available. We believe that our accruals for losses relating to such cases and claims are adequate. Our accruals for losses relating to product liability cases and claims include accruals for all probable losses the amount of which can be reasonably estimated. Based on the relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Asset Purchase, our accruals for the uninsured costs of such cases and claims and the 1993 Sellers’ agreement to be responsible for a portion of certain post-Asset Purchase shotgun-related product liability costs, as well as the type of firearms products that we make), we do not believe with respect to product liability cases and claims that any probable loss exceeding amounts already recognized through our accruals has been incurred.

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

     Regulation

          The manufacture, sale and purchase of firearms are subject to extensive federal, state and local governmental regulation. The primary federal laws are the National Firearms Act of 1934 (“NFA”), the Gun Control Act of 1968 (“GCA”) and the Arms Export Control Act of 1976 (“AECA”), which have been amended from time to time. The NFA severely restricts the private ownership of those firearms defined in that regulation, including fully automatic weapons. We do manufacture limited NFA products, none of which are fully automatic weapons, primarily for official end users. The GCA places certain restrictions on the interstate sale of firearms, among other things. The AECA requires approved licenses to be in place prior to importing or exporting certain firearms, ammunition and explosives. We cannot guarantee that the administrative branches responsible for approving those licenses will do so in all cases. We possess valid federal licenses and registrations for all of our owned and leased sites to manufacture and/or sell firearms and ammunition.

          In September 2004, the United States Congress declined to renew the Federal Assault Weapons Ban of 1994 which generally prohibited the manufacture of certain firearms defined under that statute as “assault weapons” as well as the sale or possession of “assault weapons” except for those that, prior to the law’s enactment, were legally in the owner’s possession. Various states and local jurisdictions have adopted their own version of that former federal law and some laws and regulations at the state and local levels do apply to certain Remington sporting firearms products. We cannot guarantee that an “assault weapons” ban similar to the Federal Assault Weapons Ban of 1994, or version thereof, will not be re-enacted.

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

          In addition to federal requirements, state and local laws and regulations may place additional restrictions or prohibitions on gun ownership and transfer. These vary significantly from jurisdiction to jurisdiction. At least one jurisdiction bans the possession of a firearm altogether. Some states or other governmental entities have recently enacted, and others are considering, legislation restricting or prohibiting the ownership, use or sale of certain categories of firearms and/or ammunition. Although numerous jurisdictions presently have mandatory waiting periods for the sale of handguns (and some for the sale of long guns as well), there are currently few restrictive state or municipal regulations applicable to handgun ammunition. Remington firearms are covered under several recently enacted state regulations requiring guns to be sold with internal or external locking mechanisms. Some states are considering mandating certain design features on safety grounds, most of which would be applicable only to handguns. We believe that hunter safety issues may affect sales of firearms, ammunition and other shooting-related products.

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

          We believe that existing federal and state regulation regarding firearms and ammunition has not had a material adverse effect on our sales of these products to date. However, there can be no assurance that federal, state, local or foreign regulation of firearms and/or ammunition will not become more restrictive in the future and that any such development would not have a material adverse effect on our business either directly or by placing additional burdens on those who distribute and sell our products or those consumers who purchase our products.

          Environmental Matters

          Our operations are subject to a variety of federal, state and local environmental laws and regulations which govern, among other things, the discharge of hazardous materials into the air and water, handling, treatment, storage and disposal of such materials, as well as remediation of contaminated soil and groundwater. We have in place programs that monitor compliance with these requirements and believe our operations are in material compliance with them. In the normal course of our manufacturing operations, we are subject to occasional governmental proceedings and orders pertaining to waste disposal, air emissions and water discharges into the environment. We believe that we are in compliance with applicable environmental regulations in all material respects, and that the outcome of any such proceedings and orders will not have a material adverse effect on our business. Under the terms of the Purchase Agreement, DuPont agreed to retain responsibility for certain pre-closing environmental liabilities. In connection with the Asset Purchase, Remington also entered into an agreement with Dupont with respect to cooperation and responsibility for specified environmental matters. See “—Certain Indemnities”.

          There are various pending proceedings associated with environmental liability naming us for which the 1993 Sellers have accepted liability. Our obligation on these cases is not expected to be material.

          Based on information known to us, we do not expect current environmental regulations or environmental proceedings and claims to have a material adverse effect on our results of operations, financial condition or cash flows. However, it is not possible to predict with certainty the impact of future environmental compliance requirements or of the cost of resolution of any future environmental proceedings and claims, in part because the scope of the remedies that may be required is not certain, liability under some federal environmental laws is under certain circumstances joint and several in nature, and environmental laws and regulations are subject to modification and changes in interpretation. There can be no assurance that environmental regulation will not become more burdensome in the future or that unknown conditions will not be discovered and that any such development would not have a material adverse effect on our business. We do not anticipate incurring any material capital expenditures for environmental control facilities for 2009 or 2010.

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

          Employees

          As of February 28, 2009, we employed approximately 2,275 full-time employees of whom approximately 1,925 were engaged in manufacturing and approximately 350 of whom were engaged in sales, general administration and research and development. An additional work force of temporary employees is engaged during peak production schedules at certain of our manufacturing facilities.

          The United Mine Workers of America (“UMWA”) represents approximately 650 individuals at February 28, 2009 employed by the Company at the Company’s Ilion, New York manufacturing facility. The collective bargaining agreement with the UMWA was renegotiated effective October 2007 and expires on October 28, 2012. We also have a labor agreement with Local 2021 of the United Automobile, Aircraft and Agricultural Implement Workers of America, which represents less than 10 hourly employees at our plant in Findlay, Ohio. This labor agreement is terminable by either party upon notice to the other party. Employees at our other manufacturing facilities are not represented by unions. There have been no significant interruptions or curtailments of operations due to labor disputes since prior to 1968 and we believe that our relations with our employees are satisfactory.

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

          On December 31, 2008, we had approximately $279.0 million of debt outstanding and our interest expense for the year ended December 31, 2008 was approximately $24.6 million. Our significant amount of debt could limit our ability to satisfy our obligations, limit our ability to operate our business and impair our competitive position. For example, it could:

•	make it more difficult for us to satisfy our obligations under the $200.0 million 10.5% Senior Notes due 2011 (the “Notes”) and to the lenders under our Amended and Restated Credit Agreement;

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

          In the event of a default under our Amended and Restated Credit Agreement, the lenders could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. If such acceleration occurs, thereby causing an acceleration of amounts outstanding under our Notes, we may not be able to repay the amounts due under our Amended and Restated Credit Agreement or our Notes. This could have serious consequences to the holders of the Notes and to our financial condition and results of operations, and could cause us to become bankrupt or insolvent.

          Our ability to generate the significant amount of cash needed to make payments on and repay our outstanding Notes and our other debt and to operate our business depends on many factors beyond our control.

          Payments on our debt and the funding of working capital needs and planned capital expenditures will depend on our ability to generate cash and secure financing in the future, either or both of which may be limited by the adverse effects of the ongoing global financial crisis. This ability, to an extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. If our business does not generate sufficient cash flow from operations, and sufficient future borrowings are not available to us under our Amended and Restated Credit Agreement or from other sources of financing, we may not be able to repay our outstanding Notes or our other debt, operate our business or fund our other liquidity needs. We may not be able to obtain additional financing, particularly due to current macroeconomic and credit conditions and because of our anticipated high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt. If we cannot meet or refinance our obligations when they are due, this may lead us to sell assets, reduce capital expenditures or take other actions which could have a material adverse effect on us.

          The agreements and instruments governing our debt contain restrictions and limitations which could significantly impact the holders of our outstanding Notes and our ability to operate our business.

          The Amended and Restated Credit Agreement and the indenture governing our outstanding Notes contain a number of significant covenants that could adversely impact the holders of our Notes and our business by limiting our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. These covenants, among other things, restrict our ability and the ability of our subsidiaries to:

•	pay dividends or make other distributions;

•	make certain investments or acquisitions;

•	enter into transactions with affiliates;

•	dispose of assets or enter into business combinations;

•	incur or guarantee additional debt;

•	issue equity;

•	repurchase or redeem equity interests and debt;

•	create or permit to exist certain liens; and

•	pledge assets.

          Furthermore, the Amended and Restated Credit Agreement requires us to meet specified financial covenants. Our ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in a default under the Amended and Restated Credit Agreement, which could place us in default under the indenture governing our Notes.

          Unfavorable market trends and social concerns could adversely affect demand for our products and our business.

          We believe that a number of trends currently exist that are potentially significant to the hunting and shooting sports market:

•	The development of rural property in many locations has curtailed or eliminated access to private and public lands previously available for hunting and shooting sports.

•	Environmental issues, such as concern about lead in the environment, may also adversely affect the industry.

•	Decreases in consumer confidence and levels of consumer discretionary spending as a result of the ongoing global financial crisis.

          These trends may have a material adverse effect on our business by impairing industry sales of firearms, ammunition and other shooting-related products.

          Our business could be materially adversely affected as a result of general economic and market conditions, including the current economic crisis. Continued volatility and disruption of the credit and capital markets may negatively impact our revenues and our, or our suppliers’ or customers’, ability to access financing on favorable terms or at all.

          We are subject to the effects of general global economic and market conditions. Increases in commodity prices, higher levels of unemployment, higher consumer debt levels, declines in consumer confidence, uncertainty about economic stability and other economic factors that may affect consumer spending or buying habits could adversely affect the demand for products we sell. If the current economic conditions and the related factors remain uncertain or persist, spread or deteriorate further, our business, results of operations or financial condition could be materially adversely affected.

          While we intend to finance expansion, renovation and other projects with existing cash, cash flow from operations and borrowings under our existing credit facility, we may require additional financing to support our continued growth. However, as widely reported in recent months, the financial crisis in the banking sector and financial markets has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit and equity markets. Possible consequences from the financial crisis on our business include decreased revenues from our operations attributable to decreases in consumer spending, limitations on our, or our suppliers’ or customers’, access to capital on terms acceptable to each party or at all, potential failure to satisfy the financial and other restrictive covenants to which we are subject under our existing indebtedness, insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies, increased risk that customers may delay payments, fail to pay or default on credit extended to them, and counterparty failures negatively impacting our treasury operations, could have a material adverse effect on our results of operations or financial condition.

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

          Our business is affected by seasonal fluctuations in business, and our inventory management practices have had an effect on our business.

          Many of our firearms products are purchased in anticipation of use during the fall hunting season. As a result of the seasonal nature of our sales, our historical working capital financing needs generally have exceeded cash provided by operations during certain parts of the year. Our recent efforts to shorten terms and reduce dating plan billing practices, under which a distributor may purchase these products beginning in December (the start of our firearms dating plan year) and pay for them on extended terms, have moderated this seasonal aspect of working capital financing needs as compared to prior years. However, our working capital financing needs still tend to be higher during the spring and summer months, decreasing during the fall and reaching their lowest points during the winter.

          In addition, we believe that worsening economic conditions have caused other customers (dealers and chains) to defer purchases of our products until later in the core fall hunting seasons (September through December) and to utilize lower inventory levels than during prior periods. This overall trend in demand continues to date, and there can be no assurance that such trends will not continue.

          As a result of the seasonal nature of our sales and our customers’ inventory management practices, our working capital financing needs may significantly exceed cash provided by operations during certain periods in a year.

          A substantial amount of our business comes from one “national account” customer. A substantial portion of our accounts receivable is concentrated with two customers. Loss of business from either of these customers could adversely affect our revenues, operating results and statements of cash flows.

          Our in-house sales force markets our products directly to national accounts (consisting primarily of mass merchandisers) and to federal, state and local government agencies. Approximately 18% of our total 2008 sales and 15% of our December 31, 2008 accounts receivable balance consisted of sales made to one national account, Wal-Mart. Our sales to Wal-Mart are generally not governed by a written agreement. In the event that Wal-Mart significantly reduces or terminates its purchases of firearms and/or ammunition from us, our revenue could be adversely affected.

          Wal-Mart, together with another customer, accounts for approximately 24% of our accounts receivable. This other customer, due to the timing of its purchasing, usually maintains significant amounts of accounts receivable at the end of our fiscal year. In the event that this customer incurs financial difficulty and is unable to pay its account in full, our cash flows and operating results could be adversely affected.

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

          We introduced an opening price point line in 2004 and subsequently expanded the line with additional product offerings. Our dependence on foreign suppliers means, in part, that we may be affected by declines in the relative value of the U.S. dollar to foreign currencies. Although all of our purchases of foreign products are negotiated and paid for in U.S. dollars, declines in the applicable foreign currency and currency exchange rates might negatively affect the profitability and business prospects of our foreign manufacturer. This, in turn, might cause such supplier to demand higher prices for merchandise, hold up merchandise shipments to us, or discontinue selling to us, any of which could ultimately reduce our sales or increase our costs.

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

          Government, law enforcement, and military sales channels are typically in the form of contract sales arrangements. We are exposed to these channels through our sale of certain firearms and ammunition products. An increasing percentage of our sales revenues could therefore be subject to contract negotiations. This trend could cause sales revenue amounts to be increasingly volatile and uncertain with respect to the timing of orders.

          The acquisition of RACI Holding by Freedom Group, as well as our acquisition of The Marlin Firearms Company and our investments in EOTAC and INTC may not meet our expectations.

          We believe the FGI Acquisition, the Marlin Acquisition and our investments in EOTAC and INTC will strengthen our ability to grow our leadership position in the United States and provide additional capital to further develop our market presence internationally and accelerate operational improvements within the Company. However, we may not experience the anticipated benefits of the acquisitions.

          The execution of post-acquisition events will involve considerable risks and may not be successful. These risks include the following:

•	The potential strain on our financial and managerial controls and reporting systems and procedures;

•	Unanticipated expenses and potential delays related to integration of the operations, technology, and other resources of the companies;

•	The impairment of relationships with employees, suppliers, strategic partners and customers as a result of any integration of new management personnel;

•	Greater than anticipated costs and expenses related to the integration of our businesses;

•	The potential combination of weaker credit metrics and near-term lower cash flow pressuring credit quality and the ratings of companies that actively pursue consolidation strategies; and

•	Potential unknown liabilities associated with the combined operations.

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

          Our management has spent a significant amount of time addressing various matters related to our recent acquisitions and has not been able to focus all of its time on our ongoing business matters. The diversion of our management’s attention and any delay or difficulties encountered in connection with such acquisitions could result in the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that could negatively affect our ability to maintain relationships with customers, suppliers, employees and others with whom we have business dealings.

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

          We are currently defending product liability litigation involving Remington brand firearms (including firearms manufactured under the Marlin, H&R, L.C. Smith, and New England Firearms names) and our ammunition products (including ammunition manufactured under the UMC and Peters names). As of December 31, 2008, approximately 19 individual bodily injury cases or claims were pending, primarily alleging defective product design, defective manufacture and/or failure to provide adequate warnings. Some of these cases seek punitive as well as compensatory damages.

          Because the nature and extent of liability based on the manufacture and/or sale of allegedly defective products is uncertain, particularly as to firearms and ammunition, our resources may not be adequate to cover pending and/or future product liability occurrences, cases or claims, in the aggregate, and such cases and claims may have a material adverse effect upon our business, financial condition or results of operations. In addition, insurance coverage for these risks may not continue to be available or, if available, we may not be able to obtain it at a reasonable cost. See Item 3, “Legal Proceedings”.

          Our business is subject to extensive governmental legislation and regulation that may restrict our operations, increase our costs of operations, or adversely affect the demand for our products by limiting the availability and/or increasing the cost of our products.

          The manufacture, sale and purchase of firearms and ammunition are subject to extensive federal, state and local governmental regulation. Although we do not believe that current regulations have had such an impact to date, future regulations may adversely affect our operations by limiting the types of products that we can manufacture and/or sell, or imposing additional costs on us or on our customers in connection with the manufacture and/or sale of our products. Such regulations may also adversely affect demand for our products by imposing limitations that increase the costs of our products, making it more difficult or cumbersome for our distributors or end users to transfer and own our products, or creating negative consumer perceptions with respect to our products.

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

          We sponsor plans to provide postretirement pension and health care for certain of our retired employees. The measurement of our obligations, costs and liabilities associated with these benefits, requires that we estimate the present values of projected future payments to all participants. We use many assumptions in calculating these estimates, including discount rates, investment returns on designated plan assets, health care cost trends, and demographic experience (e.g., mortality and retirement rates). To the extent that actual results are less favorable than our assumptions there could be a substantial adverse impact on our results of operations, financial condition, and cash flows.

          Our future pension costs and required level of contributions could be unfavorably impacted by changes in actuarial assumptions and future market performance of plan assets, which could adversely affect our financial position, results of operations, and cash flows.

          We have significant defined benefit pension obligations. The funding position of our pension plans is impacted by the performance of the financial markets, particularly the equity markets, and the discount rates used to calculate our pension obligations for funding and expense purposes. Recent significant declines in the financial markets have negatively impacted the value of the assets in the Company’s pension plans. In addition, lower bond yields may reduce our discount rates resulting in increased pension contributions and expense.

          Funding obligations are determined under government regulations and are measured each year based on the value of assets and liabilities on a specific date. If the financial markets do not provide the long-term returns that are expected under the governmental funding calculations, we could be required to make larger contributions. The equity markets can be, and recently have been, very volatile, and therefore our estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates can impact our contribution requirements. In a low interest rate environment, the likelihood of higher contributions in the future increases.

          If our business does not perform well, we may be required to recognize further impairments of our intangible or other long-lived assets, which could adversely affect our results of operations or financial condition.

          Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators are present. In assessing the recoverability of goodwill, we make estimates and assumptions about sales, operating margin growth rates and discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors.

          As part of the Company’s annual impairment testing conducted with outside valuation experts under SFAS 144 and SFAS 142, the Company recorded non-cash impairment charges related to goodwill of $44.3 million and certain trademarks of $3.1 million for the year ended December 31, 2008. The charge eliminated the goodwill amounts from both our Firearms and All Other reporting segments.

          Our future results of operations may be impacted by the prolonged weakness in the current economic environment which may result in an impairment of any goodwill recorded in the future and/or other long-lived assets, which could adversely affect our results of operations or financial condition.

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

          We believe that the above facilities that we are currently utilizing are suitable for the manufacturing conducted therein and have capacities appropriate to meet existing production requirements. The Ilion, Lonoke, Mayfield and North Haven facilities each contain enclosed ranges for testing firearms and ammunition. The Ada, Oklahoma facility is currently idle due to supply limitations discussed in Note 4 to our audited consolidated financial statements for the year ended December 31, 2008, contained in “Item 8 – Financial Statements and Supplementary Data” in this annual report on Form 10-K.

          We acquired the Connecticut and Massachusetts facilities in connection with our acquisition of The Marlin Firearms Company on January 28, 2008. On April 7, 2008, we announced a strategic manufacturing consolidation decision that resulted in the closure of our manufacturing facility in Gardner, Massachusetts. The Gardner facility was closed in early October 2008 and is currently for sale.

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

          All of the real property owned by us has been mortgaged as collateral for our obligations under the Amended and Restated Credit Agreement pursuant to the Second Amendment thereto.

          We lease a facility in Memphis, Tennessee and contract for distribution services with major third party contractors, which impacts distribution for all of our reporting segments. We believe that this facility is suitable for the activities conducted therein and is appropriately utilized.

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

Product Liability Litigation

          Since December 1, 1993, we have maintained insurance coverage for product liability claims subject to certain self-insured retentions on a per-occurrence basis for personal injury or property damage relating to occurrences arising after the Asset Purchase. We believe that our current product liability insurance coverage for personal injury and property damage is adequate for our needs. Our current product liability insurance policy runs from December 1, 2008 through November 30, 2009 and provides for certain self-insured retention amounts per occurrence. It also includes a limited batch clause provision, which allows that a single retention be assessed when the same defects manufactured in a common lot or batch results in multiple injuries or damages to third parties. The policy excludes from coverage any pollution-related liability. Based in part on the nature of our products, there can be no assurance that we will be able to obtain adequate product liability insurance coverage upon the expiration of the current policy. Certain of our current excess insurance coverage expressly excludes actions brought by municipalities as described below.

          As a result of contractual arrangements, we manage the joint defense of product liability litigation involving Remington brand firearms and our ammunition products for both Remington and the 1993 Sellers. As of December 31, 2008, approximately 19 individual bodily injury cases and claims were pending, primarily alleging defective product design, defective manufacture and/or failure to provide adequate warnings; some of these cases seek punitive as well as compensatory damages. We have previously disposed of a number of other cases involving post-Asset Purchase occurrences by settlement. The 22 pending cases involve post-Asset Purchase occurrences for which we bear responsibility under the Purchase Agreement.

          The relief sought in individual cases includes compensatory and, sometimes, punitive damages. Certain of the claims and cases seek unspecified compensatory and/or punitive damages. In others, compensatory damages sought may range from less than $50,000 to in excess of $1 million and punitive damages sought may exceed $1 million. Of the individual post-Asset Purchase bodily injury cases and claims pending as of December 31, 2008, the plaintiffs and claimants seek either compensatory and/or punitive damages in unspecified amounts or in amounts within these general ranges. In the Company’s experience, initial demands do not generally bear a reasonable relationship to the facts and circumstances of a particular matter, and in any event, are typically reduced significantly as a case proceeds. The Company believes that its accruals for product liability cases and claims, as described below, are a superior quantitative measure of the cost to it of product liability cases and claims.

          At December 31, 2008, our accrual for product liability cases and claims was $13.4 million. The amount of our accrual for product liability cases and claims is based upon estimates developed as follows. We establish reserves for anticipated defense and disposition costs to us of those pending cases and claims for which we are financially responsible. Based on those estimates and an actuarial analysis of actual defense and disposition costs incurred by us with respect to product liability cases and claims in recent years, we determine the estimated defense and disposition costs for unasserted product liability cases and claims. We combine the estimated defense and disposition costs for both pending and unasserted cases and claims to determine the amount of our accrual for product liability cases and claims. It is reasonably possible additional experience could result in further increases or decreases in the period in which such information is made available. We believe that our accruals for losses relating to such cases and claims are adequate. Our accruals for losses relating to product liability cases and claims include accruals for all probable losses the amount of which can be reasonably estimated. Based on the relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Asset Purchase, our accruals for the uninsured costs of such cases and claims and the 1993 Sellers’ agreement to be responsible for a portion of certain post-Asset Purchase shotgun-related product liability costs, as well as the type of firearms products that we make), we do not believe with respect to product liability cases and claims that any probable loss exceeding amounts already recognized through our accruals has been incurred.

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

          A majority of states have enacted some limitation on the ability of local governments to file such lawsuits against firearms manufacturers. In addition, similar legislation limiting such lawsuits on a federal level has been proposed in both houses of Congress, most recently by the House of Representatives on October 20, 2005, and the Protection of Lawful Commerce in Arms Act was adopted in October 2005. However, the applicability of the law to various types of governmental and private lawsuits has been challenged in both state and federal courts.

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

          There were no matters submitted to a vote of the Company’s sole stockholder during the fourth quarter of 2008.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Market Information. There is no established public trading market for the securities issued by FGI, Holding or Remington.

          Holders. As of February 28, 2009, the only holder of Remington’s common stock was Holding.

          Dividends. Remington did not pay any dividends during 2008 or 2007.

          The declaration and payment of future dividends by Remington, if any, will be at the sole discretion of the Board of Directors subject to the restrictions set forth in the Amended and Restated Credit Agreement, and the indenture for the Notes, which currently limit the payment of cash dividends by Remington to its sole stockholder, as well as restrictions, if any, imposed by other indebtedness outstanding from time to time.

          See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 15 to our audited consolidated financial statements for the year ended December 31, 2008, appearing in “Item 8 – Financial Statements and Supplementary Data” in this annual report on Form 10-K for a more detailed discussion of the material limitations on our ability to pay dividends.

Item 6.	SELECTED FINANCIAL DATA

          As a result of the FGI Acquisition, the financial results for the twelve months ended December 31, 2007 have been separately presented, split between the “Predecessor” entity, covering the period from January 1, 2007 through May 31, 2007, and the “Successor” entity, covering the period from June 1, 2007 through December 31, 2007. For comparative purposes, we combined the two periods through December 31, 2007 in the table and related footnotes below. We believe this presentation provides the reader with a more accurate comparison and the combined results of operations are what management relies on internally when making business decisions.

          The following table sets forth certain selected financial information derived from our audited consolidated financial statements as audited by our independent registered public accounting firms, Grant Thornton LLP for data for the annual periods ended December 31, 2008, December 31, 2007 and December 31, 2006, and PricewaterhouseCoopers LLP for the annual periods ended December 31, 2005, and December 31, 2004. The table should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes and other financial information included elsewhere in this annual report.

	Predecessor				Successor

	Year Ended December 31,					Year Ended December 31,

	2004	2005	2006	Jan. 1– May 31 2007	June 1 – Dec. 31 2007	Combined 2007	2008

	(dollars in millions)
Income Statement Data:
Net Sales (1)	$393.0	$410.4	$446.0	$167.0	$322.0	$489.0	$591.1
Sales Growth Percentage	9.0%	4.4%	8.7%	N/A	N/A	9.6%	20.9%
Gross Profit	90.5	85.5	107.6	49.7	52.7	102.4	144.2
Gross Profit Percentage	23.0%	20.8%	24.1%	29.8%	16.4%	21.0%	24.4%
Operating Expenses	69.6	69.8	77.8	28.5	54.0	82.5	109.4
Impairment Charges (2)	—	4.7	0.2	—	—	—	47.4
Operating Profit (Loss)	20.9	11.0	29.6	21.2	(1.3)	19.9	(12.6)
Interest Expense (3)	24.6	26.4	28.0	10.9	14.6	25.5	24.6
Income (Loss) from Continuing Operations before Taxes and Equity in Losses from Unconsolidated Joint Venture	(3.7)	(15.4)	1.6	10.3	(15.9)	(5.6)	(37.2)
Income Tax Expense (Benefit) from Continuing Operations (4)	14.0	0.4	0.9	1.3	(5.9)	(4.6)	2.3
Income (Loss) from Discontinued Operations, net of tax (5)	—	(0.1)	—	—	—	—	—
Gain on Disposal of Discontinued Operations, net of tax (6)	13.6	—	—	—	—	—	—
Minority Interest in Income of Consolidated Subsidiary (7)	—	—	—	—	—	—	(0.1)
Net Income (Loss)	(4.1)	(16.9)	0.3	9.0	(10.5)	(1.5)	(39.4)
Operating and Other Financial Data:
Depreciation and Amortization (8)	$9.2	$9.6	$10.0	$4.2	$8.3	$12.5	15.6
Other Non-Cash Charges (Gains) (9)	7.4	6.0	(0.3)	1.7	(6.2)	(4.5)	2.1
Nonrecurring and Restructuring Items (10)	(12.7)	0.2	0.3	(3.9)	35.8	31.9	15.6
Equity in Loss for Unconsolidated Joint Venture	—	1.0	0.4	—	0.5	0.5	—
Gross Capital Expenditures	9.5	10.1	6.5	1.5	6.7	8.2	17.3
Adjusted EBITDA related to Discontinued Operations (11)	0.2	—	—	—	—	—	—
Cash flows provided by (used in):
Operating activities	$(11.8)	$(6.0)	$13.2	$(36.3)	$65.4	$29.1	$39.7
Investing activities	35.1	(11.1)	(7.9)	(12.1)	(1.4)	(13.5)	(56.0)
Financing activities	(23.3)	17.2	(5.3)	56.9	(49.6)	7.3	63.0

	Predecessor			Successor
	2004	2005	2006	2007	2008

Balance Sheet Data (end of period):
Working Capital (12)	$120.2	$136.4	$130.2	$166.6	$203.3
Total Assets	354.4	363.3	371.3	502.1	534.1
Total Debt (13)	203.5	221.7	221.4	233.3	279.0
Credit Facility	1.8	19.4	19.4	—	58.1
Stockholder’s Equity (Deficit)	9.9	(11.1)	(10.2)	108.0	52.1

	Predecessor								Successor
	Year Ended December 31,										Year Ended December 31,

	2004		2005		2006		Jan. 1– May 31 2007		June 1 – Dec. 31 2007		Combined 2007		2008

Adjusted EBITDA and Credit Statistics:
Adjusted EBITDA (11) (14)	$38.6		$31.4		$42.5		$23.2		$38.1		$61.3		$70.8
Consolidated Interest Expense (15)	$22.8		$24.7		$26.4		$10.3		$14.2		$24.5		$24.0
Consolidated Coverage Ratio (16)	1.7	x	1.3	x	1.6	x	2.3	x	2.7	x	2.5	x	3.0	x
Ratio of Earnings to Fixed Charges (17)	(17)		(17)		1.0	x	1.9	x	(17)		0.8	x	(17)

(1)

Presented net of federal excise taxes. Federal excise taxes were $33.5 million, $34.0 million, and $37.4 million for the years ended December 31, 2004, 2005, and 2006, respectively. Federal excise taxes were $12.1 million for the five months ended May 31, 2007 and $27.2 million for the seven months ended December 31, 2007. Federal excise taxes were $45.4 million for the year ended December 31, 2008.

(2)

Impairment charges in 2008 were associated with a write-down of goodwill and certain trademarks in the Firearms and All Other reporting segments. Impairment charges in 2006 were associated with an incremental write-down in certain embellishing fixed assets in the Firearms reporting segment and in 2005 are associated with the write-down in goodwill, trademarks, and fixed assets in the All Other reporting segment and with the write-down in certain embellishing fixed assets in the Firearms reporting unit. See Note 4 to our audited consolidated financial statements for the year ended December 31, 2008 appearing in “Item 8 – Financial Statements and Supplementary Data” in this annual report on Form 10-K.

(3)	Interest expense included in discontinued operations is $0.1 million for the year ended December 31, 2004.

(4)

The years ended December 31, 2004 and 2005 include $15.5 million and $8.7 million, respectively, in tax expense associated with recording a valuation allowance against certain deferred tax assets. See Note 18 to the audited consolidated financial statements for the year ended December 31, 2008 appearing in “Item 8 – Financial Statements and Supplementary Data” in this annual report on Form 10-K.

(5)	On February 9, 2004, we completed the sale of our fishing line business, and the results are reflected as discontinued operations for all periods presented.

(6)	Reflects the Gain on Disposal of assets sold associated with the sale of specified assets of our fishing line business on February 9, 2004.

(7)

On July 30, 2008, Remington entered into a joint venture agreement between Remington and certain other members to form the joint venture EOTAC. EOTAC is a tactical and outdoor apparel business. Remington owns 61.8% of EOTAC and other members own 38.2%. $0.1 million reflects the other members’ minority contribution.

(8)

Excludes amortization of deferred financing costs of $1.9 million, $1.8 million, and $1.6 million for the years ended 2004, 2005, and 2006, respectively, which is included in interest expense. Excludes amortization expense of deferred financing costs of $0.6 million for the five month period ended May 31, 2007. Excludes amortization expense of deferred financing costs of $1.0 million, offset by $0.6 and $1.6 million, offset by $1.0 million of amortization associated with the premium recorded on the indenture for the $200.0 million 10.5% Senior Notes due 2011 (the “Notes”) for the seven and twelve month periods ended December 31, 2007 and 2008, respectively.

(9)

Non-cash charges consist of the following: (a) for the year ended December 31, 2004, a $7.1 million accrual for retiree benefits and a $0.3 million loss on disposal of assets; (b) for the year ended December 31, 2005, a $5.6 million accrual for retiree benefits and a $0.4 million loss on disposal of assets; (c) for the year ended December 31, 2006, a $6.0 million accrual for retiree benefits, a $0.8 million loss on disposal of assets, a $7.4 million curtailment gain for pension expense, and $0.3 million of other compensation expense associated with stock option expense recognition under SFAS 123(R); (d) for the five month period ended May 31, 2007, $1.5 million of other compensation expense associated with stock option expense and the deferred shares recognized under SFAS 123(R), and $0.2 million of mark-to-market expense associated with redeemable shares of common stock and for the seven month period ended December 31, 2007, $0.3 million accrual for retiree benefits, offset by a gain of $6.4 million for curtailment of pension plan expense; and (e) for the year ended December 31, 2008, $1.4 million for retirement benefit accruals and $0.7 million loss on disposal of assets.

(10)

Nonrecurring and restructuring expenses consist of the following: (a) for the year ended December 31, 2004, $13.6 million gain on sale of the fishing line business, offset by $0.2 million of severance costs, and $0.7 million in consulting fees associated with the nonrecurring exclusive distribution and joint venture agreements for certain technology products; (b) for the year ended December 31, 2005, $0.6 million of severance charges, $0.3 million associated with the exclusive distribution agreement, a write-off of debt issuance costs of $0.5 million associated with the permanent reduction in borrowing capacity, offset by $1.2 million gain associated with the settlement of a contract in the Firearms reporting unit; (c) for the year ended December 31, 2006, $2.8 million of nonrecurring professional fees, and $0.2 million associated with the exclusive distribution agreements for certain technology products; (d) for the five month period ended May 31, 2007, $4.9 million of non-cash gain associated with the unsettled metals hedging contracts from the predecessor company. (The Company recognized approximately $2.0 million of this amount as an addition to Adjusted EBITDA in the fourth quarter as certain of the unexpired contracts as of May 31, 2007 ultimately settled in a gain position and the Company received cash for them. Consistent with the treatment of similar gains not effected by purchase accounting, management would have experienced those gains as a reduction in cost of goods sold based on inventory turnover), $0.1 million of professional fees related to the FGI Acquisition, $0.1 million of professional fees associated with the Haskin settlement agreement, $0.1 million of expense associated with certain employee benefits, and $0.7 million expense related to certain predecessor company insurance policies, and for the seven month period ended December 31, 2007, $3.0 million of professional fees and expenses incurred in connection with factory improvement initiatives, $28.7 million related to the inventory write-up from the application of purchase accounting to inventory as of May 31, 2007 being recognized in cost of sales as the acquired inventory is sold at a higher basis, $0.8 million of transaction fees related to the FGI Acquisition, $0.4 million of restructuring related fees, $0.2 million of other employee expenses, $3.1 million of realized gains associated with metals hedging contracts that settled prior to May 31, 2007 that would have been reclassified from other comprehensive income (“OCI”) into cost of goods sold based on inventory turnover that were actually accounted for and removed from OCI as a result of applying purchase accounting, and $0.5 million of gain for our investment in a previous joint venture; and (e) for the year ended December 31, 2008, $2.2 million of fees and expenses incurred in connection with factory improvement initiatives, $3.0 million related to the inventory write-up from the application of purchase accounting to inventory as a result of the FGI Acquisition and Marlin Acquisition being recognized in cost of sales as the acquired inventory is sold at a higher basis, $2.9 million of adjustments for metals hedging contracts, $2.1 million of cost associated with the Marlin and H&R integration, $1.2 million of stock option expense, $3.1 million for the write-off of the remaining value of the technology products inventory, $0.8 million related to severance for the closing of the H&R facility, $0.7 million related to Ilion & Lonoke restructuring expenses, $0.8 million related to other employee costs, $0.3 million of project expense, offset by $1.5 million gain on the sale of an investment.

(11)	“Adjusted EBITDA” as presented herein has the same meaning as defined in Note 21 to the audited consolidated financial statements presented in “Item 8 – Financial Statements and Supplementary Data” in this annual report on Form 10-K. Discontinued Operations relates solely to the sale of our fishing line business on February 9, 2004. Adjusted EBITDA related to Discontinued Operations is appropriately included in “Consolidated EBITDA” as defined in the Notes.

(12)	Working capital as presented herein consists of total current assets less total current liabilities.

(13)	Consists of short-term and long-term debt, current portion of long-term debt, note payable to Holding and capital lease obligations.

(14)

Adjusted EBITDA differs from the term “EBITDA” as it is commonly used, and is substantially similar to the measure “Consolidated EBITDA” that is used in the Indenture. In addition to adjusting net income (loss) to exclude income taxes, interest expense, and depreciation and amortization, Adjusted EBITDA also adjusts net income (loss) by excluding items or expenses not typically excluded in the calculation of “EBITDA”, such as noncash items, gain or loss on asset sales or write-offs, extraordinary, unusual or nonrecurring items, including transaction expenses associated with the FGI Acquisition and certain “special payments” to Remington employees who held options and deferred shares in respect of Holding common stock, consisting of amounts that are treated as compensation expense by Remington and are paid in connection with payments of dividends to holders of Holding common stock. Adjusted EBITDA is not a measure of performance defined in accordance with U.S. GAAP. However, management believes that Adjusted EBITDA is useful to investors in evaluating the Company’s performance because it is a commonly used financial analysis tool for measuring and comparing companies in the Company’s industry in areas of operating performance. Management believes that the disclosure of Adjusted EBITDA offers an additional view of the Company’s operations that, when coupled with the U.S. GAAP results and the reconciliation to U.S. GAAP results, provides a more complete understanding of the Company’s results of operations and the factors and trends affecting the Company’s business.

Adjusted EBITDA should not be considered as an alternative to net income (loss) as an indicator of the Company’s performance or as an alternative to net cash provided by operating activities as a measure of liquidity. The primary material limitations associated with the use of Adjusted EBITDA as compared to U.S. GAAP results is (i) it may not be comparable to similarly titled measures used by other companies in the Company’s industry, and (ii) it excludes financial information that some may consider important in evaluating the Company’s performance. The Company compensates for these limitations by providing disclosure of the differences between Adjusted EBITDA and U.S. GAAP results, including providing a reconciliation of Adjusted EBITDA to U.S. GAAP results, to enable investors to perform their own analysis of the Company’s operating results.

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

(15)

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

Note that Consolidated Interest Expense excludes amortization expense associated with the Company’s debt acquisition costs of $1.9 million, $1.8 million, and $1.6 million for the years ended 2004, 2005, and 2006, respectively, and includes amounts reclassified to discontinued operations of $0.1 million for the year ended December 31, 2004. Excludes amortization expense of deferred financing costs of $0.5 million for the five month period ended May 31, 2007 and excludes amortization expense of deferred financing costs of $1.0 million and $1.6 million, offset by $0.6 million and $1.0 million of amortization associated with the premium recorded on the notes for the seven and twelve month periods ended December 31, 2007 and 2008, respectively. There were no discontinued operations amounts included in 2007 or 2008.

(16)

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

(17)

For purposes of computing this ratio, earnings consists of earnings before income taxes and fixed charges, excluding capitalized interest. Fixed charges consist of interest expense, capitalized interest, amortization of discount on indebtedness and one-third of rental expense (the portion deemed representative of the interest factor). Due to our net losses in 2004, and 2005, this ratio was less than 1:1. Additional earnings of $3.7 million and $16.4 million in 2004 and 2005, respectively, would have been required to achieve a ratio of 1:1. Due to our net loss in the seven month period ended December 31, 2007, this ratio was less than 1:1. Additional earnings of $16.3 million would have been required to achieve a ratio of 1:1. Due to our net loss in 2008, this ratio was less than 1:1. Additional earnings of $37.1 million would have been required to achieve a ratio of 1:1.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis should be read in conjunction with the “Selected Financial Data”, our audited consolidated financial statements, related notes and other financial information appearing elsewhere in this annual report of Remington Arms Company, Inc. (“Remington”), which includes the financial results of The Marlin Firearms Company (“Marlin”) and its subsidiary, H&R 1871, LLC (“H&R”) (since February 1, 2008), as well as the accounts of Remington’s subsidiaries, RA Brands, L.L.C. (“RA Brands”) and Remington Steam, LLC (“Remington Steam”), Remington’s consolidated joint venture EOTAC, LLC (“EOTAC”) and Remington’s unconsolidated 27.1% membership interest in INTC USA, LLC (“INTC USA”) (collectively with Remington, the “Company”) unless the content otherwise requires.

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

Recent Developments

Global Credit Crisis and Market Downturn

          In early 2008, as the United States economy began to soften and fuel and other commodity prices began to rise, doubts were raised about the ability of borrowers to pay debts. Housing values began to fall and marginal (often sub-prime) loans began to default at historically high rates. Financial institutions responded by tightening their lending policies with respect to counterparties determined to have sub-prime mortgage risk. This tightening of institutional lending policies contributed to the failure of certain major financial institutions in late 2008. Continued failures, losses, and write-downs at other major financial institutions through 2008 intensified concerns about credit and liquidity risks and have resulted in a sharp reduction in overall market liquidity and broad governmental intervention. The global credit and macroeconomic conditions threaten the stability of the global marketplace and have adversely impacted consumer confidence and spending.

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

Announcement of Closure of Manufacturing Facility

          On April 7, 2008, Remington announced a strategic manufacturing consolidation decision that resulted in the closure of its manufacturing facility in Gardner, Massachusetts in October 2008. Remington notified affected employees of this decision on April 7, 2008. The consolidation of our manufacturing capabilities is expected to provide improved efficiencies that are anticipated to ultimately provide for better service to customers and quality of products to end users. In connection with the closing, management recorded a $1.2 million liability in the preliminary purchase price allocation. As of December 31, 2008, approximately $0.9 million of the $1.2 million liability has been spent. In addition to the $0.9 million, an additional $1.1 million has been spent on the transfer of equipment, planning and site preparation, as well as $1.7 million spent on purchases of new equipment as of December 31, 2008.

Consolidated Joint Venture

          On July 30, 2008, Remington entered into a joint venture agreement between Remington and certain other members to form the joint venture EOTAC. Remington contributed an initial investment of $0.5 million and subsequently contributed an additional $0.2 million in 2008. In return, the other members contributed existing and future intellectual property, all leased real property, as well as machinery, equipment, tools and tangible personal property. Remington owns 61.8% of EOTAC and other members own 38.2%. EOTAC is a tactical and outdoor apparel business. We believe this joint venture allows us to gain access to both a high quality apparel line and a growing brand.

Membership Interest Purchase and Investment Agreement

          On October 31, 2008, Remington entered into a membership interest purchase and investment agreement between Remington, International Non-Toxic Composites Corp., and INTC USA, LLC (“INTC USA”). Remington contributed an initial investment of approximately $0.8 million. Remington owns 27.1% of the issued and outstanding membership interests in INTC USA. INTC USA owns a majority interest in Springfield Munitions Company, LLC, which with Delta Frangible Ammunition, LLC owns intellectual property rights related to manufacturing rights for various shot, ammunition and other products. We believe this membership interest will allow INTC USA to acquire, construct and/or lease and thereafter equip and operate a manufacturing facility for the production of products for sale to Remington and others. Management has assessed the accounting treatment of INTC USA and accounts for its investment under the equity method of accounting as outlined in the provisions of APB Opinion 18.

Goodwill and Intangible Asset Impairment

          As part of the Company’s annual impairment testing conducted with outside valuation experts under SFAS 144 and SFAS 142, the Company recorded non-cash impairment charges related to goodwill of $44.3 million and certain trademarks of $3.1 million for the year ended December 31, 2008. The charge eliminated the goodwill amounts from both our Firearms and All Other reporting segments.

Increase of Management Depth

          Since the acquisition of RACI Holding, Inc., the sole stockholder of Remington, by Freedom Group, Inc. (the “FGI Acquisition”) in May 2007, Remington has employed a number of additional executives in an effort to increase our leadership position in the industry and add depth to the existing management team. Such positions include a Chief Operating Officer, a Chief Sales Officer, a Chief Information Officer, a Chief Supply Chain Officer, a Chief Marketing Officer, a Chief Technology Officer and a General Counsel. Management believes we have sufficient talent to manage even greater revenue streams if new acquisition opportunities arise.

Executive Overview

Company Overview

          We evaluate our business primarily on Adjusted EBITDA (as described in Note 21 to our consolidated financial statements appearing elsewhere in this annual report) from two core segments, Firearms and Ammunition, and to a lesser degree on other operating segments organized within the All Other reporting segment, consisting of Accessories, Licensed Products, Clay Targets, and Powder Metal Products. Following the Marlin Acquisition, the Marlin and H&R products are included in our Firearms reporting segment. As part of this evaluation, we focus on managing inventory (including quantity), length and volume of extended dating sales terms and trade payables through, among other things, production management, expense control and improving operating efficiencies at our factories.

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

          We continue to experience volatile costs related to materials and energy (including lead, copper, zinc, steel, and fuel) which are above any historical comparison. Specifically, management currently estimates that its 2008 annual costs for certain core materials and energy alone have increased in the range of $50-70 million over 2003 annual levels. Management has initiated price increases to our customers in an attempt to partially offset these estimated costs and will continue to evaluate the need for future price increases in light of these trends, our competitive landscape, and financial results. Management estimates that its cumulative price increases initiated since 2003 have offset greater than 50% of the estimated cumulative costs incurred. These estimates assume no significant loss in overall sales or production volume.

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

          On March 13, 2009, effective immediately, our Chief Executive Officer, Thomas L. Millner, announced that he was (i) terminating his employment with Remington, and (ii) resigning as a member of the Board of Directors of Remington (the “Board”). On March 14, 2009, effective immediately, the Board appointed Theodore H. Torbeck to serve as Chief Executive Officer of Remington.

Business Outlook

General Economy

          We believe the general economic environment continues to be increasingly volatile and uncertain as a result of credit concerns due to the challenges in the banking industry, the crisis in the housing market, the decline in the stock market, tightening in the credit markets, disappointing labor market conditions, job losses, an uncertainty about the geopolitical environment and the recent stimulus bill. Consumer confidence is at an all time low. In addition, the commodity prices for raw materials such as lead, copper, zinc and steel, as well as energy costs, continue to be very unstable. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”. We can provide no assurance that these trends will not continue. Changes in consumer confidence and spending and/or significant changes in commodity and energy prices could have a material impact on our consolidated financial position, results of operations or cash flows.

Industry

          In the first three quarters of 2008, the domestic firearms and ammunition markets continued to experience a decline in volumes that began in late 2007 due to the weak economic conditions discussed above. The industry experienced a marked decline in mid-September 2008 amidst the challenges in the banking industry, the resulting market shock and the government bailout. Commencing in the fourth quarter of 2008, domestic firearms and ammunition sales increased, particularly in the high end product areas with concerns that the new administration would ban and regulate guns and ammunition more severely than previous administrations.

          Also in 2008, the international sporting and hunting market remained steady largely due to the weakness of the U.S. dollar. In addition, the government, military, and law enforcement market has remained strong due to the availability of homeland security funding and political uncertainty.

          General worldwide economic conditions in 2008 have experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, volatile energy costs, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for our customers and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products, which would delay and lengthen sales cycles. We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent economic recovery, worldwide or in the industry.

The Company

          Management believes that despite the challenges in the banking industry, the resulting stock market drop, unstable fuel prices and the ensuing government bailout, we have experienced no significant adverse impact in our overall sales. We believe the overall market for our products picked up subsequent to the U.S. Presidential election and we believe this is attributable to consumer concerns that the new administration could ban and regulate certain guns and ammunition in a more restrictive manner. Management’s strategy in light of the economic environment noted above has been to improve efficiencies and quality, improve profitability, increase average working capital and preserve liquidity, remain firm with price increases, and implement a strong promotion strategy.

          In an effort to improve efficiencies and quality, we accelerated our implementation of Lean manufacturing and Six Sigma initiatives as part of the culture in our factories. The Lean manufacturing and Six Sigma initiatives implemented have had a positive impact in improving our productivity and quality.

          In order to improve profitability, we successfully completed the integration of Marlin, including back office consolidation, and a manufacturing consolidation that resulted in the closure of our Gardner, Massachusetts firearms facility in October 2008. The Gardner facility is currently for sale. Management believes that this consolidation will enhance our ability to more efficiently provide quality products at competitive prices in an increasingly demanding global marketplace.

          In our efforts to increase working capital and preserve liquidity, we have remained disciplined in our approach to limit the use of extended dating terms and evaluating customer credit worthiness. In order to maintain our inventories at target levels, we are closely monitoring and evaluating our production levels in order to balance production with our sales demand. We have successfully decreased our inventory levels and increased our inventory turns.

          Due to continuing volatility of metal, energy and transportation costs, management remained firm with price increases throughout 2008. As a result of management’s approach, firearms price increases generally held steady during 2008, while overall demand remained stable. In our ammunition segment, price increases have held although volume softened. Our strategies have enabled us to improve our sales performance as compared to 2007.

          In anticipation of a challenging year in our domestic hunting market in 2008, we developed a national promotion strategy offering consumer rebates on a number of Remington Core Product Categories in both firearms and ammunition. These categories included select Model 700™ Centerfire rifles, all Model 798™ and Model 799™ Mauser action Centerfire rifles, all Model 770™ Centerfire rifles, all Model 11-87™ Auto-Loading shotguns, all

Model 870™ Express Pump shotguns and all Model 597™ Rimfire rifles. In ammunition, these categories included Core-Lokt rifle ammunition, Express Long Range Shotshells, as well as Wingmaster HD waterfowl ammunition. We also engaged in selective efforts to diversify and stimulate demand for our products through targeted product introductions and promotions in selected product categories such as the R-25™ Modular Repeating Rifle, and consumer rebates on specific products in both Firearms and Ammunition including Model SPR310™ Shotguns, and Genesis Muzzleloaders, as well as select Premier Shotshells and Premier Centerfire Rifle ammunition.

          Management believes our international hunting market remains strong due to the weakness of the U.S. dollar and strong brand recognition. In addition, we have successfully continued our initiatives to pursue growth initiatives in our government, military, and law enforcement divisions, along with broadening our brand awareness with selective licensing arrangements.

          Subsequent to the U.S. Presidential election, the majority of sales have been in the military rifles and ammunition markets. Management is unable to predict whether current consumer spending trends and uncertain general economic conditions will impact the demand for our products. However, management continues to evaluate these trends as well as uncertainties associated with costs related to producing and procuring materials, energy, processing and transportation costs.

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

Liquidity and Capital Resources

Sources and Uses of Liquidity

          Historically, our principal debt financing has consisted of borrowings under our Amended and Restated Credit Agreement (as amended by the First and Second Amendments and the Letter Amendment) and the indenture for our 10 ½% Senior Notes due 2011 (the “Notes”) (as supplemented, the “Indenture”).

          We generally fund expenditures for operations, administrative expenses, capital expenditures, debt service obligations, potential repurchases of our Notes (which we intend to make from time to time depending on market conditions) and dividend payments with internally generated funds from operations, and satisfy working capital needs from time to time with borrowings under our Amended and Restated Credit Agreement. We believe that we will be able to meet our debt service obligations, fund our short-term and long-term operating requirements, and make permissible dividend payments (subject to restrictions in the Amended and Restated Credit Agreement as amended, and the Indenture) in the future with cash flow from operations and borrowings under our Amended and Restated Credit Agreement prior to its maturity in 2010, although no assurance can be given in this regard. We continue to focus on managing inventory levels to keep them in line with sales projections and management of accounts payable.

          As of December 31, 2008, we had outstanding approximately $275.8 million of indebtedness, consisting of approximately $202.1 million aggregate carrying amount ($200.0 million principal) of the Notes, a $20.3 million balance on our Term Loan, $51.8 million in borrowings under the Amended and Restated Credit Agreement, $0.9 million in capital lease obligations and a $0.7 million note payable to Holding. As of December 31, 2008, we also had aggregate letters of credit outstanding of $7.1 million. In addition, we have $3.2 million in short-term borrowings.

          The outstanding amount due under the Amended and Restated Credit Agreement was $51.8 million at December 31, 2008 compared to zero at December 31, 2007. The increase in the outstanding amount is due to the Company borrowing incremental funds as a cautionary measure in response to uncertainty in the financial markets in 2008. The Company has not repaid the borrowed amounts as of the date of this filing. Cash on hand at December 31, 2008 was $66.7 million, compared to $23.4 million at December 31, 2007, and is invested in a treasury reserve fund.

          The declaration and payment of dividends, if any, will be at the sole discretion of the Board of Directors of the Company, subject to the restrictions set forth in the Amended and Restated Credit Agreement and the indenture for the Notes, which currently restrict the payment of dividends by the Company to Holding. We expect to make future dividend payments to Holding, if any, based on available cash flows as and to the extent permitted by the Amended and Restated Credit Agreement and the indenture for the Notes. There were no dividends paid in 2008 or 2007. At present, we do not have the ability to make any dividend payments due to restrictions placed upon us by the Amended and Restated Credit Agreement and the indenture for the Notes.

Current Market Conditions

          Recently, certain banks in our syndicate have merged with other financial institutions. Wachovia Corporation, the lead agent for our credit facility under our Amended and Restated Credit Agreement with a commitment of $60.3 million, completed a merger with Wells Fargo & Company; Bank of America, N.A., our syndication agent with a commitment of $60.3 million, acquired Merrill Lynch; and National City, our documentation agent with a $34.4 million commitment, was acquired by PNC Corporation. These mergers and acquisitions have not had an impact on our ability to access funds available under our Amended and Restated Credit Agreement.

          Financing for our efforts to strategically grow from direct product sourcing, licensing, acquisitions or business ventures may be available under our Amended and Restated Credit Agreement, to the extent permitted under the Indenture.

Operating Activities

          With respect to other significant cash outlays, we contributed $15.6 million during the year ended December 31, 2008 to plan assets under our funded defined-benefit pension plan. Due to the adverse changes in the financial markets, our pension assets have been negatively impacted. We are assessing our asset allocation and investment strategy to determine if any adjustments may be appropriate. We anticipate an increase in the minimum funding requirements and possibly the pension expense in 2009 due to the decrease in asset value during 2008.

Investing Activities

          Gross capital expenditures for the year ended December 31, 2008 were $17.3 million, consisting primarily of capital expenditures both for new equipment related to the manufacture of firearms and ammunition, as well as maintenance of existing facilities. We expect capital expenditures for 2009 to be in a range of $16.0 million to $20.0 million. Our Amended and Restated Credit Agreement allows for capital expenditures of up to $29.0 million in 2009, including unused capacity carried over from previous years.

Financing Activities

          10½% Senior Notes due 2011. The FGI Acquisition resulted in a new basis of the value of the Notes. Accordingly, the Notes were adjusted to their estimated fair value as of May 31, 2007 of $203.8 million. The increase of $3.8 million is being amortized into interest expense over the remaining term of the Notes. In addition, debt acquisition costs associated with obtaining waivers, consents and amendments in the amount of $4.2 million related to the Notes and $1.0 million related to the Amended and Restated Credit Agreement have been capitalized as of May 31, 2007 and are being amortized.

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

          The Amended and Restated Credit Agreement. Our Amended and Restated Credit Agreement provides up to $155.0 million of borrowing capacity under an asset-based senior secured revolving credit facility through June 30, 2010. Amounts available under the Amended and Restated Credit Agreement are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable and eligible inventory in addition to the minimum availability requirement of $27.5 million. The Amended and Restated Credit Agreement also includes a letter of credit sub-facility of up to $15.0 million. The maximum amount outstanding for the period from January 1, 2008 through December 31, 2008 was $116.8 million. As of December 31, 2008, approximately $49.8 million in additional borrowings including the minimum availability requirement of $27.5 million were available as determined pursuant to the Amended and Restated Credit Agreement compared to $59.9 million at December 31, 2007.

          On November 13, 2007, we added a $25.0 million Term Loan Commitment at an interest rate of LIBOR plus 200 basis points (which was 6.84% at December 31, 2007) with monthly principal payments of $0.5 million, plus interest, which began May 1, 2008 and continues on the first day of each month thereafter, the final installment of which shall be in an amount equal to such Lender’s Pro Rata share of the remaining principal balance of the Term Loan and shall be payable on the Commitment Termination Date. As a part of the Second Amendment, we can elect the interest rate of LIBOR plus 200 basis points or prime plus 50 basis points. The Term Loan was in LIBOR plus 200 basis points, or 3.88%, at December 31, 2008. The weighted average interest rate of our Term Loan at December 31, 2008 was 5.02%.

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

          The interest rate margin for the Alternate Base Rate and the Euro-Dollar loans at December 31, 2008 was (0.50%) and 1.00%, respectively. The weighted average interest rate under our outstanding credit facility balance was approximately 3.89% and 7.09% for the years ended December 31, 2008 and 2007, respectively.

Cash Flows

          Net cash provided by operating activities was $39.7 million for the fiscal year ended December 31, 2008 and was primarily due to:

•	Inventories decreasing by $36.8 million, primarily due to higher sales orders than expected around year end as well as management initiatives to reduce inventory levels.

          Net cash provided by operating activities was $65.4 million for the seven month period ended December 31, 2007 and was primarily due to:

•	Accounts receivable decreasing by $21.2 million, which was primarily attributable to shorter terms in 2007 compared to 2006;

•	Inventories decreasing by $64.0 million primarily due to higher sales, as well as the rollout of $28.7 million due to purchase price accounting; offset by

•	A net loss for the period of $10.5 million; and

•	Pension plan contributions of $11.0 million.

          Net cash used in operating activities was $36.3 million for the five month period ended May 31, 2007 and was primarily due to:

•	Inventories increasing $39.5 million principally due to higher material costs; and

•

The Other category within changes in operating assets and liabilities showed a use of cash of $8.1 million due to $6.2 million of realized gains associated with hedging activity, as well as the recording of a $4.9 million gain related to unsettled contracts at May 31, 2007, all of which were offset by net income for the period of $9.0 million.

          Net cash used in investing activities for the fiscal year ended December 31, 2008 was $56.0 million and was primarily related to the $46.3 million payment for the purchase of Marlin, net of cash acquired, as well as the purchase of property, plant and equipment of $16.3 million, offset by cash of $5.6 million received on the termination of Company owned life insurance policies.

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

          Net cash provided by financing activities for the year ended December 31, 2008 was $59.6 million and was primarily due to higher borrowings from our revolving credit facility of $51.8 million and cash contributions from our parent companies of $18.2 million, offset by a reduction in the book overdraft of $5.3 million and payments of long-term debt of $5.1 million.

          Net cash used in financing activities for the seven month period ended December 31, 2007 was $49.6 million and resulted from $85.2 million in lower borrowing needs under the Amended and Restated Credit Agreement, debt issuance costs of $0.5 million, and principal payments on long-term debt of $0.3 million, offset by $25.0 million in proceeds from the Term Loan, $6.1 million in cash contributions from FGI and an increase in the book overdraft of $5.3 million.

          Net cash provided by financing activities for the five months ended May 31, 2007 was $56.9 million and resulted from $65.8 million in higher borrowing needs under the Amended and Restated Credit Agreement, $4.7 million in cash withheld from sellers provided by FGI, offset by $5.2 million in deferred financing costs that were written off as a result of the FGI Acquisition, $3.8 million in amounts paid to Holding related to the FGI Acquisition and a reduction in the book overdraft of $4.5 million.

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

          We support service and repair facilities for all of our firearm products in order to meet the service needs of our distributors, customers and consumers nationwide. We provide consumer warranties against manufacturing defects in all firearm products we manufacture in the United States. Estimated future warranty costs are accrued at the time of sale. Product modifications or corrections are voluntary steps taken by us to assure proper usage or performance of a product by consumers. The cost associated with product modifications and or corrections are recognized in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”), and charged to operations. The cost of these programs is not expected to have a material adverse impact on our operations, liquidity or capital resources.

          The following represents our contractual obligations and other commercial commitments as of December 31, 2008:

	Payments Due by Period

	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years

	(dollars in millions)
Contractual Obligations:
10½% Senior Notes due 2011	$200.0	$—	$200.0	$—	$—
Expected interest payments associated with the Notes	43.4	21.0	22.8	—	—
Required pension contributions	7.5	13.6	11.4	11.5	11.6
Term Loan	20.3	6.2	14.1	—	—
Expected interest payments associated with the Term Loan (a)	1.0	0.7	0.3	—	—
Working Capital Facility Borrowings	51.8	—	51.8	—	—
Due to RACI Holding, Inc.	0.7	—	—	0.5	0.2
Capital Lease Obligations	0.9	0.5	0.4	—	—
Operating Lease Obligations	2.1	1.0	1.1	—	—
Other Long-term Purchase Obligations (b)	9.2	5.7	2.6	0.9	—

Total Contractual Cash Obligations	$336.9	$48.7	$304.5	$12.9	$11.8

Other Commercial Commitments:
Standby Letters of Credit	$7.1	$7.1	$—	$—	$—

Total Commercial Commitments	$7.1	$7.1	$—	$—	$—

(a)	Expected interest payments related to the Term Loan is estimated based on the LIBOR rate plus 200 basis points at December 31, 2008, or 3.88%.

(b)

Other Long-term Purchase Obligations includes minimum obligations due under various contracts, including a services contract with our third party warehouse provider, and minimum purchases associated with certain materials necessary for the manufacturing process.

Off Balance Sheet Arrangements

          We do not have any off balance sheet arrangements.

Results of Operations

          As a result of the FGI Acquisition in 2007, the financial results for the twelve months ended December 31, 2007 have been separately presented, split between the “Predecessor” entity, covering the period January 1 through May 31, 2007 and the “Successor” entity, covering the period June 1, 2007 through December 31, 2007 and the year ended December 31, 2008. For comparative purposes, we combined the two periods through December 31, 2007 in our discussion below. We believe this presentation provides the reader with a more accurate comparison and the combined results of operations are what management relies on internally when making business decisions. The following table shows, for the periods indicated, the percentage relationships to net sales of selected financial data. Our management’s discussion and analysis of our results of operations compares results for the year ended December 31, 2008 to the year ended December 31, 2007 and the year ended December 31, 2007 to the year ended December 31, 2006.

	Successor		Predecessor
		June 1- December 31	January 1- May 31

	2008	2007	2007	2006

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	75.6	83.6	70.2	75.9
Gross Profit	24.4	16.4	29.8	24.1
Operating Expenses	26.5	16.8	17.1	17.5
Operating Profit	(2.1)	(0.4)	12.7	6.6
Net Income/(Loss) from Continuing Operations	(6.7)	(3.3)	5.4	0.1

Year Ended December 31, 2008 as Compared to Year Ended December 31, 2007

          Net Sales. The following table compares net sales by reporting segment for each of the years ended December 31, 2008 and 2007:

	(Dollars in Millions)

	Successor January 1 - December 31 2008	Percent of Total	Successor June 1 - December 31 2007	Predecessor January 1- May 31 2007	Combined 2007	Percent of Total	$ Increase/ (Decrease)	% Increase/ (Decrease)

Net Sales

Firearms	$295.2	49.9%	$138.7	$80.5	$219.2	44.8%	$76.0	34.7%
Ammunition	275.9	46.7	169.3	78.9	248.2	50.8	27.7	11.2
All Other	20.0	3.4	14.0	7.6	21.6	4.4	(1.6)	(7.4)

Consolidated	$591.1	100.0%	$322.0	$167.0	$489.0	100.0%	$102.1	20.9%

          Firearms

          The increase in net sales of $76.0 million for the year ended December 31, 2008, including sales of firearms from the Marlin Acquisition, compared to the prior year end was due primarily to increased sales volumes of certain rifles of $62.2 million, increased sales volumes of domestic sourced products of $13.4 million, increased sales volumes of international sourced products of $0.3 million, and increased sales volumes of certain shotguns of $3.6 million, offset by reduced part and service sales of $0.9 million and $2.6 million of increased discounts and rebates.

          Ammunition

          The increase in net sales of $27.7 million for the year ended December 31, 2008 over the prior year end was due predominantly to $44.1 million associated with realized price increases, offset by lower overall sales volumes of $16.4 million. The lower sales volumes are comprised primarily of lower sales volumes of certain shotshell ammunition of $12.1 million, lower sales volumes of certain rimfire ammunition of $4.5 million, lower sales volumes of components and other of $3.6 million and higher accrued discounts of $0.3 million, offset by higher sales volumes of certain pistol and revolver ammunition of $4.1 million.

          All Other (including Accessories, Licensing Income, Clay Targets, Powder Metal Products, Technology Products and Apparel)

          The decrease in net sales of $1.6 million for the year ended December 31, 2008 over the prior year end was due primarily to lower technology products sales of $2.3 million, lower clay target sales of $0.3 million, offset by higher powder metal product sales of $0.3 million, higher accessory sales of $0.5 million and sales in our EOTAC joint venture of $0.2 million.

          Cost of Goods Sold. The table below depicts the cost of goods sold by reporting segment for the years ended December 31, 2008 and 2007:

	(Dollars in Millions)

	Successor January 1- December 31 2008	Percent of Net Sales	Successor June 1 - December 31 2007	Predecessor January 1- May 31 2007	Combined 2007	Percent of Net Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)

Cost of Goods Sold
Firearms	$231.6	78.5%	$108.8	$55.0	$163.8	74.7%	$67.8	41.4%
Ammunition	198.8	72.1	150.1	56.7	206.8	83.3	(8.0)	(3.9)
All Other	16.5	82.5	10.4	5.6	16.0	74.1	0.5	3.1

Consolidated	$446.9	75.6%	$269.3	$117.3	$386.6	79.0%	$60.3	15.6%

          Firearms

          In connection with accounting for the FGI Acquisition and the Marlin Acquisition as business combinations using the purchase method of accounting, inventories were required to be written up to their current fair value less a reasonable selling profit. As a result, inventory subsequently sold has impacted cost of goods sold. The impact for the year ended December 31, 2008 was approximately $2.8 million, compared to the impact for the year ended in 2007 of $15.0 million, a net decrease to cost of goods sold of $12.2 million.

          The increase in cost of goods sold of $67.8 million for the year ended December 31, 2008 over the prior year end was due primarily to overall higher sales volumes, as discussed above in Net Sales, that increased cost of sales by approximately $57.4 million; higher manufacturing costs of $20.3 million, which includes costs associated with our efforts to improve manufacturing efficiencies, higher depreciation expense and higher slow-moving and obsolete reserve expense; and higher pension expense of $2.3 million; offset by the $12.2 million impact of purchase accounting as discussed above.

          Ammunition

          In connection with accounting for the FGI Acquisition as a business combination using the purchase method of accounting, inventories were required to be written up to their current fair value less a reasonable selling profit. As a result, inventory subsequently sold in 2007 increased cost of goods sold. The impact for the year ended December 31, 2007 was approximately $13.1 million and was included in cost of goods sold.

          The decrease in cost of goods sold of $8.0 million for the year ended December 31, 2008 over the prior year end was primarily related to lower overall sales volumes, as noted previously, that contributed to cost of sales being lower by $13.2 million; the rollout of the purchase accounting adjustment incurred in 2007 but not in 2008 as discussed above, which reduced cost of sales by $13.1 million; reduced pension costs of $1.6 million; offset by increases associated with raw material costs of approximately $11.1 million; increases in other manufacturing costs related to obsolete reserves and scrap sales of approximately $2.3 million; and lower hedging gains of approximately $6.5 million.

          All Other (including Accessories, Licensing Income, Clay Targets, Powder Metal Products, Technology Products and Apparel)

          In connection with accounting for the FGI Acquisition as a business combination using the purchase method of accounting, inventories were required to be written up to their current fair value less a reasonable selling profit. As a result of this write-up, estimated inventory subsequently sold increased cost of goods sold. The impact for the year end December 31, 2007 was approximately $0.6 million and was included in cost of goods sold.

          The increase in cost of goods sold of $0.5 million for the year ended December 31, 2008 over the prior year end was due primarily to the $3.1 million write-off of the technology products inventory, offset by decreased sales volumes of the categories noted above in Net Sales as well as the $0.6 million purchase accounting adjustment incurred in 2007 but not in 2008, as discussed above.

          Operating Expenses. Operating expenses consist of selling, general and administrative expense, research and development expense and other expense. The table below depicts the operating expenses by reporting segment for the years ended December 31, 2008 and 2007:

	(Dollars in Millions)

	Successor		Predecessor

	January 1- December 31, 2008	June 1 – December 31, 2007	January 1 – May 31, 2007	Combined 2007	$ Increase/ (Decrease)	% Increase/ (Decrease)

Operating Expenses
SG&A	$104.0	$52.1	$30.3	$82.4	$21.6	26.2%
R&D	7.1	3.6	2.7	6.3	0.8	12.7
Impairment Charges	47.4	—	—	—	47.4	100.0
Other (Income) Expense	(1.7)	(1.7)	(4.5)	(6.2)	4.5	72.6

Consolidated	$156.8	$54.0	$28.5	$82.5	$74.3	90.1%

          The increase in selling, general and administrative expenses for the year ended December 31, 2008 over the prior year period of $21.6 million was primarily attributable to higher costs associated with incentive compensation and salaries and benefits expense of $10.3 million as a result of the increase in management depth as discussed previously, higher marketing expenses of $1.6 million, higher distribution expenses of $1.7 million, higher travel expenses of $1.8 million, higher professional fees of $1.5 million, higher depreciation expense of $1.3 million, higher legal fees of $0.7 million, higher bad debt expense of $0.4 million and higher expenses related to information technology of $0.3 million. The $47.4 million non-cash impairment charge was the result of our annual impairment testing. The decrease in other income of $4.5 million for the year ended December 31, 2008 over the prior year was primarily related to the recognition of a $4.9 million gain in 2007 for hedging contracts related to the FGI Acquisition which did not occur in 2008.

          Interest Expense. Interest expense for the year ended December 31, 2008 was $24.6 million, a decrease of $0.9 million as compared to $25.5 million for the year ended December 31, 2007. The decrease in interest expense from the same period in 2007 resulted primarily from lower weighted average interest rates under the Amended and Restated Credit Agreement (4.05% in 2008 compared to 7.09% in 2007), which decreased interest expense by $1.1 million, decreased interest expense of $0.3 million as a result of reduced actuarial liabilities for workers’ compensation and product liability reserves, as well as $0.4 million in additional amortization income on the bond premium on the Notes, offset by $1.0 million in additional interest expense for the Term Loan.

          Taxes. Our effective tax rate was 6.2% for the twelve months ended December 31, 2008. The effective tax rate was (36.0)% for the successor period June 1, 2007 through December 31, 2007 and 12.6% for the predecessor period January 1, 2007 through May 31, 2007. The difference between the actual effective tax rate for the respective periods above and the U.S. federal statutory rate of 35% is principally due to permanent differences, including the impairment to goodwill, utilization of research and development tax credits and the impact of the valuation allowance.

          As of December 31, 2008, a valuation allowance of $0.1 million was established, as compared to no valuation allowance as of December 31, 2007, against deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). The $0.1 million change in the valuation allowance consisted of certain state tax benefits related to net operating loss carryforwards and tax credits that we do not believe will be realized before the benefits expire. The valuation allowance was $22.9 million prior to allocation of the purchase price with the acquisition of the shares of Holding, the sole stockholder of Remington by FGI on May 31, 2007.

          We are currently subject to ongoing audits by various state tax authorities. Depending on the outcome of these audits, we may be required to pay additional taxes. However, we do not believe that any additional taxes and related interest or penalties would have a material impact on Remington’s financial position, results of operations, or cash flows.

          We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of Statement of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”) (“SFAS 109”), on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in our liability for unrecognized tax benefits. At December 31, 2008 we had $5.6 million of unrecognized tax benefits. At both December 31, 2007 and the adoption date of January 1, 2007, we had $1.3 million of unrecognized tax benefits.

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

          Firearms

           The decrease in net sales of $4.2 million for the twelve months ended December 31, 2007 over the prior year period was due primarily to lower sales volumes of shotguns of $22.2 million, offset by higher sales volumes of centerfire and rimfire rifles of $3.5 million, higher volumes of part and service sales of $2.0 million and higher sales volumes of international sourced products of $1.1 million, as well as realized price increases of $11.4 million.

          Ammunition

          The increase in net sales of $43.3 million for the twelve months ended December 31, 2007 over the prior year period was due predominantly to $28.1 million associated with realized price increases, which were initiated to generally offset high core commodity costs, as well as higher sales volumes of $15.2 million. The year-to-date sales volumes are comprised primarily of higher sales volumes of certain centerfire ammunition of $12.1 million, higher components and other sales volumes of $3.8 million, and higher sales volumes of rimfire ammunition of $2.0 million, offset by lower sales volumes of shotshell ammunition of $2.7 million.

          All Other (including Accessories, Licensing Income, Clay Targets, Powder Metal Products, and Technology Products)

          The increase in net sales of $3.9 million for the twelve months ended December 31, 2007 over the prior year period was due primarily to higher accessories sales of $1.3 million, higher powder metal products of $1.3 million, higher target sales of $0.8 million associated with higher pricing, and higher technology product sales of $0.5.

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

          The decrease in cost of goods sold of $5.8 million for the twelve months ended December 31, 2007 over the prior year period was due primarily to lower overall sales volumes, which resulted in lower cost of goods sold of $15.3 million, as well as lower pension and post-retirement costs of $8.2 million, offset by an increase of $15.0 million resulting from the purchase accounting adjustments as discussed above, unfavorable manufacturing variances of $1.4 million, and higher excess/obsolete inventory expense of $1.2 million. The $15.3 million in lower cost of goods sold was comprised primarily of lower sales volumes of shotguns, which caused cost of goods sold to be lower by $19.0 million; higher sales volumes of international sourced products, which caused cost of goods sold to be higher by $2.2 million; and higher volumes of parts and service sales of $1.4 million.

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

          The increase in cost of goods sold of $50.8 million for the twelve months ended December 31, 2007 over the prior year period was primarily related to higher sales volumes across all categories of ammunition, except shotshell, which caused cost of goods sold to be higher by $33.5 million; an increase of $13.1 million resulting from the purchase accounting adjustments as discussed above; lower hedging gains of $4.0 million; and higher pension and post-retirement costs of $2.1 million, all of which were offset by favorable manufacturing variances of $1.8 million.

          All Other (including Accessories, Licensing Income, Clay Targets, Powder Metal Products and Technology Products)

          In connection with accounting for the FGI Acquisition as a business combination using the purchase method of accounting, inventories that were on hand at May 31, 2007 were required to be written up to their current fair value less a reasonable selling profit. As a result of this estimated $1.4 million increase within the All Other business unit, inventory subsequently sold will increase cost of goods sold, as will higher depreciation expense associated with a similar adjustment to write up property, plant and equipment to estimated fair value.

          The increase in cost of goods sold of $3.2 million for the twelve months ended December 31, 2007 over the prior year period was due primarily to the costs associated with increased sales volumes of the categories noted above in Net Sales as well as a $0.6 million adjustment resulting from the purchase accounting adjustments as discussed above.

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

          The increase in selling, general and administrative expenses for the twelve months ended December 31, 2007 over the prior year period of $8.7 million was primarily attributable to higher costs associated with incentive compensation, salaries and benefits expense of $8.0 million (due primarily to the Company exceeding performance objectives as well as employing additional executives since May 31, 2007), non-recurring transaction expenses of $2.2 million as a result of the FGI Acquisition, higher marketing expense of $1.5 million and higher travel expense of $0.8 million, offset by lower legal and professional expenses of $1.6 million, lower expense for bad debts of $0.9 million and lower commissions expense of $0.8 million. The increase in other income of $3.9 million is primarily related to the recognition of a $4.9 million non-cash gain for hedging contracts not yet settled at May 31, 2007, offset in part by the recording of $1.5 million in compensation expense for the option cancellations as a result of the FGI Acquisition.

          In connection with accounting for the FGI Acquisition as a business combination using the purchase method of accounting, fixed assets associated with selling, general and administrative expense have been written up and increased depreciation expense in selling, general and administrative expenses by $0.1 million for the seven month period ending December 31, 2007. Also in connection with accounting for the FGI Acquisition as a business combination using the purchase method of accounting, amortization expense associated with intangible assets subject to amortization has been recorded and increased selling, general and administrative expenses by $0.7 million for the seven month period ending December 31, 2007.

           Interest Expense. Interest expense for the twelve months ended December 31, 2007 was $25.5 million, a decrease of $2.5 million as compared to the twelve months ended December 31, 2006. The decrease in interest expense from the same period in 2006 resulted primarily from reduced interest expense of $1.9 million due to lower average borrowings under the Amended and Restated Credit Agreement, as well as a $0.6 million reduction in interest expense recorded in connection with accounting for the FGI Acquisition due to the fact that the bond was at a premium. This premium was recorded as a reduction to interest expense and is estimated to be approximately $1.0 million annually.

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

          As of December 31, 2007, no valuation allowance was required as compared to a valuation allowance of approximately $27.3 million established against deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) as of December 31, 2006. The $27.3 million change in the valuation allowance consisted of the following predecessor period amounts: a $3.7 million net decrease primarily related to the $4.1 million decrease in net deferred tax assets and an increase of $0.4 million due to an increase in deferred tax liabilities associated with indefinite-lived intangible assets that have an indefinite reversal period; and a $0.7 million net decrease consisting of $0.9 million recorded as a change in equity as a component of other comprehensive income as a result of a net decrease in the net deferred tax asset associated with other comprehensive income and $0.2 million credit to equity from the cumulative effect of a change in accounting principle with the adoption of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”); the remaining balance of $22.9 million was eliminated in the allocation of purchase price accounting adjustments.

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

Recent Accounting Pronouncements

          In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS 141(R) amends the goodwill impairment test requirements in SFAS 142. For a goodwill impairment test as of a date after the effective date of SFAS 141(R), the value of the reporting unit and the amount of implied goodwill, calculated in the second step of the test, will be determined in accordance with the measurement and recognition guidance on accounting for business combinations under SFAS 141(R). This change could effect the determination of what amount, if any, should be recognized as an impairment loss for goodwill recorded before the effective date of SFAS 141(R). This accounting became required effective January 1, 2009 for the Company and applies to goodwill related to acquisitions accounted for originally under SFAS 141 as well as those accounted for under SFAS 141(R). The adoption of SFAS 141(R) is not expected to have a material impact on our results of operations, financial condition and equity.

          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). This standard will improve, simplify, and converge internationally the reporting of noncontrolling interests in consolidated financial statements. SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. Moreover, SFAS 160 requires that transactions between an entity and noncontrolling interests be treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact that adopting SFAS 160 will have on our results of operations, financial condition and equity.

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

          In April 2008, the FASB issued Final FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). The guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), Business Combinations, and other guidance under U.S. generally accepted accounting principles (“GAAP”). FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is prohibited. The adoption of FSP 142-3 is not expected to have an impact on our results of operations, financial condition and equity.

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

          In September 2008, the FASB issued FASB Staff Position (FSP) No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP 133-1”). FSP 133-1 is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. FSP 133-1 was effective for reporting periods (annual or interim) ending after November 15, 2008. The adoption of FSP 133-1 did not have an impact on our results of operations, financial condition and equity.

          In November 2008, the FASB issued Emerging Issues Task Force Issue 08-6 (“EITF 08-6”), Equity Method Investment Accounting Considerations. EITF 08-6 addresses questions about the potential effect of FASB Statement 141R Business Combinations and FASB Statement 160 Noncontrolling Interests in Consolidated Financial Statements on equity-method accounting under Opinion 18. EITF 08-6 would be effective prospectively for fiscal years beginning on or after December 15, 2008. We are currently evaluating the potential impact of adopting EITF 08-6.

          In December 2008, the FASB issued FSP FAS 132(R)-1 (“FSP 132R-1”), Employers’ Disclosures about Postretirement Benefit Plan Assets. This FASB Staff Position (FSP) amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The effective date for FSP 132R-1 is for fiscal years ending after December 15, 2009, although early adoption is permitted. Comparative disclosures for earlier periods are not required at initial adoptions, although comparative disclosures are required for periods subsequent to initial adoption. We are currently evaluating the potential impact of adopting FSP 132R-1.

          Critical Accounting Policies and Estimates:

          Management has addressed and reviewed our critical accounting policies and considers them appropriate. We believe the following critical policies utilize significant judgments and estimates used in the preparation of our audited consolidated financial statements:

          Consolidated Joint Venture:

          As a result of the EOTAC joint venture, Remington owns 61.8% of EOTAC and other members own 38.2%. As Remington is the primary beneficiary, EOTAC meets the consolidation criteria and is being accounted for under the rules of ARB 51.

          Membership Interest Purchase and Investment Agreement:

          As a result of the 27.1% membership interest purchase and investment agreement in INTC USA, Remington accounts for its investment under the equity method of accounting as outlined in the provisions of APB Opinion 18.

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

Level 2 – Inputs other than level 1 inputs that are either directly or indirectly observable; and

Level 3 – Unobservable inputs developed using Remington’s estimates and assumptions, which reflect those that market participants would use.

          The following table presents information about assets and liabilities measured at fair value on a recurring basis:

Fair value measurements at December 31, 2008 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

	Level 1	Level 2	Level 3	Total

Assets:
Commodity Contract
Derivatives	Not applicable	$0.8 million	Not applicable	$0.8 million
Marlin Life Insurance
Policies	$0.1 million	Not applicable	Not applicable	$0.1 million
Liabilities:
None	Not applicable	Not applicable	Not applicable	Not applicable

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

          Revenue Recognition:

          Sales, net of an estimate for discounts, returns and allowances, and related cost of sales are recorded when goods are shipped, at which time risk of loss and title transfer to the customer. We continually evaluate our sales terms against criteria outlined in SEC Staff Accounting Bulletin 104, Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. While we have historically followed the industry practice of selling firearms pursuant to a “dating” plan, allowing the customer to purchase these products commencing in December (the start of our dating plan year) and to pay for them on extended terms, we have now commenced to shorten the duration of these terms. Historically, use of the dating plan has had the effect of shifting some firearms sales from the second and third quarters to the first and fourth quarters. As a competitive measure, we have also historically offered extended terms on select ammunition purchases. However, use of the dating plans also results in deferral of collection of accounts receivable until the latter part of the year. Customers do not have the right to return unsold product. Management uses historical trend information as well as other economic data to estimate future discounts, returns, rebates and allowances.

          Allowance for Doubtful Accounts:

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

          Inventories:

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

          As part of the Marlin Acquisition, Remington now accounts for a portion of its inventory under a Last In First Out (“LIFO”) assumption under the double extension method. The Marlin Acquisition resulted in a new basis for the value of our inventory. Accordingly, inventory was adjusted to its estimated fair value as of February 1, 2008, which was estimated to be approximately $11.5 million over its previous net book value, of which $8.5 million represents the LIFO reserve that was eliminated as part of purchase accounting. As of December 31, 2008, $1.9 million of that write-up was recognized in cost of goods sold and $1.1 million was reflected in the LIFO reserve.

          Property, Plant and Equipment:

           Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated lives of the assets. The estimated useful lives are principally 1 to 43 years for buildings and improvements, and 1 to 15 years for machinery and equipment.

          The FGI Acquisition resulted in a new basis for the value of the Company’s property, plant and equipment. Accordingly, property, plant and equipment was adjusted to its estimated fair value as of May 31, 2007, which was estimated to be approximately $37.7 million over its previous net book value. Subsequent to May 31, 2007, property, plant and equipment was adjusted upward by $0.3 million based on additional information relating to applying the purchase method of accounting.

          As part of the application of purchase accounting resulting from the Marlin Acquisition, on February 1, 2008, the Company recorded an initial estimate associated with property, plant and equipment of $15.6 million.

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

          As part of the application of purchase accounting resulting from the FGI Acquisition, on May 31, 2007, the Company recorded an initial estimate associated with goodwill and identifiable intangible assets to each reporting segment of $67.0 million and $73.9 million, respectively. Subsequent to May 31, 2007, goodwill was adjusted downward by $43.0 million to $24.0 million, primarily due to the impairment charges discussed above in “Recent

Developments” and intangible assets were adjusted downward by $0.9 million to $73.0 million based on additional information relating to applying the purchase method of accounting.

          As part of the application of purchase accounting resulting from the Marlin Acquisition, on February 1, 2008, the Company recorded an initial estimate associated with goodwill and identifiable intangible assets to each reporting segment of $6.0 million and $10.9 million, respectively. Subsequent to February 1, 2008 and through December 31, 2008, goodwill has been adjusted downward to zero, primarily due to the impairment charges discussed above in “Recent Developments” and identifiable intangible assets has been adjusted downward approximately $3.1 million based on additional information relating to applying the purchase method of accounting, as well as impairment charges discussed above in “Recent Developments”.

          Reserves for Product Liability:

          We provide for estimated defense and settlement costs related to product liabilities when it becomes probable that a liability has been incurred and reasonable estimates of such costs are available. Estimates for accruals for product liability matters are based on historical patterns of the number of occurrences, costs incurred and a range of potential outcomes. We also utilize independent advisors to assist in analyzing the adequacy of such reserves. Due to the inherently unpredictable nature of litigation, actual results will likely differ from estimates and those differences could be material. As part of the application of purchase accounting resulting from the FGI Acquisition, product liability accruals were adjusted as of May 31, 2007, based on valuation data and subsequently were adjusted based on updated valuation data relating to the product liability reserves.

          Warranty Accrual:

          We provide consumer warranties against manufacturing defects in all firearm products we sell in North America. Estimated future warranty costs are accrued at the time of sale, using the percentage of actual historical repairs to shipments for the same period, which is included in other accrued liabilities. Product modifications or corrections are voluntary steps taken to assure proper usage or performance of a product by consumers. The cost associated with product modifications and or corrections are recognized in accordance with SFAS 5 and charged to operations.

          Employee Benefit Plans:

          We have defined benefit plans that cover a significant portion of our salaried and hourly paid employees. As a result of amendments to our defined benefit plans in 2006 and 2007, future accrued benefits for all employees were frozen as of January 1, 2008. For the year ended December 31, 2008, we had ($0.3) million of total pension benefit expense. We derive pension benefit expense from an actuarial calculation based on the defined benefit plans’ provisions and management’s assumptions regarding discount rate, rate of increase in compensation levels and expected long-term rate of return on assets. Management determines the expected long-term rate of return on plan assets based upon historical actual asset returns and the expectations of asset returns over the expected period to fund participant benefits based on the current investment mix of our plans. In 2008 we had returns on plan assets of approximately (15.6%) as compared to an assumption of 8.0%. Management sets the discount rate based on the yield of high quality fixed income investments expected to be available in the future when cash flows are paid. The rate of increase in compensation levels is established based on management’s expectations of current and foreseeable future increases in compensation. In addition, management also consults with independent actuaries in determining these assumptions. See Note 12 to our audited consolidated financial statements for the year ended December 31, 2008, appearing elsewhere in this annual report, for more information on our employee benefit plans.

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

          Self-Insurance:

         We are self-insured for elements of our employee benefit plans including, among others, medical, workers’ compensation and elements of our property and liability insurance programs, but limit our liability through stop-loss insurance and annual plan maximum coverage limits. Self-insurance liabilities are based on claims filed and estimates for claims incurred but not yet reported.

          Reserves for Workers’ Compensation Liability:

          We provide for estimated medical and indemnity compensation costs related to workers’ compensation liabilities when it becomes probable that a liability has been incurred and reasonable estimates of such costs are available. Estimates for accruals for workers compensation liability matters are based on historical patterns of the number of occurrences, costs incurred and a range of potential outcomes. We also utilize independent advisors to assist in analyzing the adequacy of such reserves. As part of the application of purchase accounting resulting from the FGI Acquisition, workers compensation liability accruals were adjusted as of May 31, 2007, based on preliminary valuation data and subsequently were adjusted based on updated valuation data relating to the workers’ compensation reserves.

          Income Taxes:

          Income tax expense is based on pretax financial accounting income. We recognize deferred tax assets and liabilities based on the difference between the financial reporting and tax bases of assets and liabilities, applying tax rates applicable to the year in which the differences are expected to reverse, in conjunction with SFAS 109. A valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be realized. As of December 31, 2008, a valuation allowance of $0.1 million has been established against specific state tax credits and state net operating losses. Because we file our income taxes in a consolidated tax return with FGI, the 100% owner of our sole stockholder, Holding, the cash taxes paid or received supplemental cash flow disclosure reflects the total impact of any cash taxes paid or received on behalf of the Company.

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

          Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on Remington. Such forward-looking statements are not guarantees of future performance. The following important factors, and those important factors described elsewhere in this annual report on Form 10-K, including the matters set forth under Item 1A, “Risk Factors,” and in our other SEC filings, could affect (and in some cases have affected) our actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

•

We are subject to the effects of general global economic and market conditions. Increases in commodity prices, higher levels of unemployment, higher consumer debt levels, declines in consumer confidence, uncertainty about economic stability and other economic factors that may affect consumer spending or buying habits could adversely affect the demand for products we sell. If the current economic conditions and the related factors remain uncertain or persist, spread or deteriorate further, our business, results of operations or financial condition could be materially adversely affected.

•

Continued volatility and disruption in the credit and capital markets as a result of the global financial crisis may negatively impact our revenues and our, or our suppliers’ or customers’, ability to access financing on favorable terms or at all.

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

•

Sales made to Wal-Mart accounted for approximately 18% of our total net revenues in 2008 and 15% of the accounts receivable balance as of December 31, 2008. Our sales to Wal-Mart are generally not governed by a written contract between the parties. In the event that Wal-Mart were to significantly reduce or terminate its purchases of firearms and/or ammunition from us, our financial condition or results of operations could be adversely affected.

•

We utilize numerous raw materials, including steel, zinc, lead, brass, plastics and wood, as well as manufactured parts, which are purchased from one or a few suppliers. Any disruption in our relationship with these suppliers could increase the cost of operations. Such a disruption may result from or be amplified by the recent volatility of and uncertainty in the U.S. and global financial markets.

•

The purchase of firearms is subject to federal, state and local governmental regulation. Regulatory proposals, even if never enacted, may affect firearms or ammunition sales as a result of consumer perceptions. While we do not believe that existing federal and state legislation relating to the regulation of firearms and ammunition has had a material adverse effect on our sales from 2004 through 2008, no assurance can be given that more restrictive regulations, if proposed or enacted, will not have a material adverse effect on us in the future.

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

•

As part of our annual impairment testing conducted with outside valuation experts under SFAS 144 and SFAS 142, we recorded non-cash impairment charges related to goodwill of $44.3 million and certain trademarks of $3.1 million for the year ended December 31, 2008. The charge eliminated the goodwill amounts from both our Firearms and All Other reporting segments. Our future results of operations may be impacted by the prolonged weakness in the current economic environment which may result in an impairment of any goodwill recorded in the future and/or other long-lived assets, which could adversely affect our results of operations or financial condition.

           Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this annual report.

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

          Certain of our financial instruments are subject to interest rate risk. As of December 31, 2008 and December 31, 2007, we had long-term borrowings of $269.1 million and $225.0 million, respectively, of which $65.9 million and $20.8 million, respectively, were issued at variable rates. Assuming no changes in the monthly average variable-rate debt levels of $71.8 million and $47.1 million from the latest twelve months ended December 31, 2008 and December 31, 2007, respectively, we estimate that a hypothetical change of 100 basis points in the LIBOR and Alternate Base Rate interest rates would impact annual interest expense by $0.8 million and $0.5 million, respectively, on a pretax basis. We were not a party to any interest rate cap or other protection arrangements with respect to our variable rate indebtedness as of December 31, 2008 or December 31, 2007.

          The estimated value of our debt at December 31, 2008 was $234.9 million ($233.3 million at December 31, 2007) compared to a carrying value of $279.0 million ($227.1 million at December 31, 2007). All fixed rate indebtedness was valued based on current market quotes. All variable rate indebtedness is assumed at market.

          The Company purchases copper and lead options (and zinc in 2007) contracts to hedge against price fluctuations of anticipated commodity purchases. Lead and copper prices have experienced significant increases over the past five years primarily due to increased demand (including increased demand from India and China). The amount of premiums paid for commodity contracts outstanding at December 31, 2008 and December 31, 2007 were $6.4 million and $8.8 million, respectively. At December 31, 2008 the market value of our outstanding contracts relating to firm commitments and anticipated purchases up to twelve months from the respective date was $0.8 million as determined with the assistance of the Company’s commodity brokers. At December 31, 2007 the market value of our outstanding contracts relating to firm commitments and anticipated purchases up to eighteen months from the respective date was $6.8 million as determined with the assistance of the Company’s commodity brokers. Assuming a hypothetical 10% increase in lead and copper commodity prices which are currently hedged at December 31, 2008 and December 31, 2007, we would experience an approximate $1.5 million and $4.0 million, respectively, increase in the cost of related inventory purchased, partially offset by an approximate $0.1 million and $0.6 million, respectively, increase in our value of related hedging instruments. With the volatility of pricing the Company has experienced, we believe that significant changes in commodity pricing could have a future material impact on our consolidated financial position, results of operations, or cash flows of the Company.

          We also purchase steel supplies for use in the manufacture of certain firearms, ammunition, and accessory products. Assuming a hypothetical 10% increase in steel prices at December 31, 2008 and December 31, 2007, we would experience an approximate $0.8 million and $0.7 million, respectively, increase in our cost of related inventory purchased.

          We do not believe that we have a material exposure to fluctuations in foreign currencies.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Remington Arms Company, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Remington Arms Company, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2008 and 2007 (Successor), and the related consolidated statements of operations, stockholder’s equity (deficit), and comprehensive income (loss), and cash flows for the year ended December 31, 2008 (Successor), and for the periods from June 1, 2007 to December 31, 2007 (Successor), and January 1, 2007 to May 31, 2007 (Predecessor) and the year ended December 31, 2006 (Predecessor). Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Remington Arms Company, Inc. and subsidiaries as of December 31, 2008 and 2007 (Successor), and the related consolidated statements of operations, stockholder’s equity (deficit), and comprehensive income (loss), and cash flows for the year ended December 31, 2008 (Successor), and for the periods from June 1, 2007 to December 31, 2007 (Successor), and January 1, 2007 to May 31, 2007 (Predecessor) and the year ended December 31, 2006 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 18 to the consolidated financial statements, the Predecessor adopted Financial Accounting Standards Board Statement (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, as of January 1, 2007. Also, as discussed in Note 12 to the consolidated financial statements, the Successor adopted FASB No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of December 31, 2007.

Grant Thornton LLP
Charlotte, North Carolina
March 27, 2009

Remington Arms Company, Inc.
Consolidated Balance Sheets
(Dollars in Millions, Except Per Share Data)

	December 31, 2008	December 31, 2007

ASSETS
Current Assets
Cash and Cash Equivalents	$66.7	$23.4
Accounts Receivable Trade - net	93.1	72.8
Inventories - net	102.0	116.9
Supplies Inventory - net	6.5	6.3
Prepaid Expenses and Other Current Assets	17.8	18.2
Assets Held for Sale	1.9	—
Deferred Tax Assets	9.9	11.1

Total Current Assets	297.9	248.7

Property, Plant and Equipment - net	117.0	102.7
Goodwill and Intangibles - net	101.0	132.6
Debt Issuance Costs - net	3.1	4.7
Other Noncurrent Assets	15.1	13.4

Total Assets	$534.1	$502.1

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts Payable	$35.3	$30.4
Book Overdraft	—	5.3
Short-Term Debt	3.2	3.5
Current Portion of Long-Term Debt	6.7	4.8
Current Portion of Product Liability	2.8	3.1
Income Taxes Payable	—	0.1
Other Accrued Liabilities	46.6	34.9

Total Current Liabilities	94.6	82.1

Long-Term Debt, net of Current Portion	269.1	225.0
Retiree Benefits, net of Current Portion	85.0	42.8
Product Liability, net of Current Portion	10.6	9.3
Deferred Tax Liabilities	9.7	28.4
Other Long-Term Liabilities	13.0	6.5

Total Liabilities	482.0	394.1

Commitments and Contingencies

Stockholder’s Equity
Class A Common Stock, par value $.01; 1,000 shares authorized and outstanding at December 31, 2008 and December 31, 2007, respectively	—	—
Paid in Capital	143.6	124.2
Accumulated Other Comprehensive Loss	(41.6)	(5.7)
Accumulated Deficit	(49.9)	(10.5)

Total Stockholder’s Equity	52.1	108.0

Total Liabilities and Stockholder’s Equity	$534.1	$502.1

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statements of Operations
(Dollars in Millions)

	Successor		Predecessor

	January 1 - December 31 2008	June 1 - December 31 2007	January 1 - May 31 2007	January 1 - December 31 2006

Net Sales	$591.1	$322.0	$167.0	$446.0

Cost of Goods Sold	446.9	269.3	117.3	338.4

Gross Profit	144.2	52.7	49.7	107.6

Selling, General and Administrative Expenses	104.0	52.1	30.3	73.7

Research and Development Expenses	7.1	3.6	2.7	6.4

Impairment Charges	47.4	—	—	0.2

Other Income	(1.7)	(1.7)	(4.5)	(2.3)

Operating Profit (Loss)	(12.6)	(1.3)	21.2	29.6

Interest Expense	24.6	14.6	10.9	28.0

Income (Loss) from Operations before
Income Taxes, Equity in Losses from Unconsolidated Joint Venture and Minority Interest in Consolidated Subsidiary	(37.2)	(15.9)	10.3	1.6

Income Tax Provision (Benefit)	2.3	(5.9)	1.3	0.9

Equity in Losses from Unconsolidated Joint Venture	—	0.5	—	0.4

Minority Interest in Consolidated Subsidiary	(0.1)	—	—	—

Net Income (Loss)	$(39.4)	$(10.5)	$9.0	$0.3

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statements of Cash Flows
(Dollars in Millions)

	Successor		Predecessor

	January 1 - December 31 2008	June 1 - December 31 2007	January 1 - May 31 2007	January 1 - December 31 2006

Operating Activities
Net Income (Loss)	$(39.4)	$(10.5)	$9.0	$0.3
Adjustments to reconcile Net Income (Loss) to Net Cash used in Operating Activities:
Impairment Charges	47.4	—	—	0.2
Depreciation and Amortization	18.7	10.0	4.8	11.6
Equity in Losses from Unconsolidated Joint Venture	—	0.5	—	0.4
Pension Plan Contributions	(15.6)	(11.0)	(5.9)	(8.0)
Pension Plan (Benefit) Expense	(0.4)	3.2	3.7	11.3
Pension Curtailment Gain	—	(6.4)	—	(7.4)
Provision (Benefit) for Deferred Income Taxes, net	1.3	(6.2)	0.3	1.1
Other Non-cash Charges	1.2	6.9	1.9	0.8
Changes in Operating Assets and Liabilities net of effects of purchase of Marlin Firearms:
Accounts Receivable Trade - net	(10.6)	21.2	(1.2)	(0.6)
Inventories	36.8	64.0	(39.5)	(11.5)
Prepaid Expenses and Other Current and Long-Term Assets	(3.7)	(8.6)	(8.1)	(1.2)
Accounts Payable	1.6	(8.6)	8.2	5.8
Income Taxes Payable	1.7	0.6	(1.4)	0.1
Other Liabilities	0.7	10.3	(8.1)	10.3

Net Cash (used in) provided by Operating Activities	39.7	65.4	(36.3)	13.2

Investing Activities
Option Cancellation Payments	—	(1.1)	—	—
Purchase of Property, Plant and Equipment	(16.3)	(6.7)	(2.1)	(7.1)
Premiums paid for Company Owned Life Insurance	—	(0.3)	(0.2)	(0.6)
Cash Received on Termination of Company Owned Life Insurance	5.6	3.7	—	—
Cash Received on Sale of Unconsolidated Joint Venture	—	3.0	—	—
Cash Refund from Marlin Escrow	0.3	—	—	—
Seller Related Expenses Paid by Remington	—	—	(4.7)	—
Transaction Costs Related to the Acquisition	—	—	(5.1)	—
Cash Contribution to Membership Interest	(0.8)	—	—	—
Cash Contribution to Unconsolidated Joint Venture	—	—	—	(0.2)
Proceeds from Sale of Noncurrent Asset	1.5	—	—	—
Payment for purchase of Marlin Firearms, net of cash acquired	(46.3)	—	—	—

Net Cash used in Investing Activities	(56.0)	(1.4)	(12.1)	(7.9)

Financing Activities
Proceeds from Revolving Credit Facility	194.4	84.8	103.1	178.3
Payments on Revolving Credit Facility	(142.6)	(170.0)	(37.3)	(178.3)
Proceeds from Term Loan	—	25.0	—	—
Cash Withheld from Sellers Provided by FGI	—	—	4.7	—
Cash Contributions from FGI	18.0	6.1	—	—
Debt Issuance Costs	—	(0.5)	(5.2)	(0.8)
Amount Paid to Holding for Acquisition Costs	—	—	(3.8)	—
Payments on Long-Term Debt	(5.1)	(0.3)	(0.1)	(0.3)
Capital Contribution Received from RACI Holding, Inc.	—		—	0.3
Cash Received from (Paid to) RACI Holding, Inc.	0.2	—	—	(0.1)
Change in Book Overdraft	(5.3)	5.3	(4.5)	(4.4)

Net Cash provided by (used in) Financing Activities	59.6	(49.6)	56.9	(5.3)

Change in Cash and Cash Equivalents	43.3	14.4	8.5	—
Cash and Cash Equivalents at Beginning of Period	23.4	9.0	0.5	0.5

Cash and Cash Equivalents at End of Period	$66.7	$23.4	$9.0	$0.5

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statements of Cash Flows – (Continued)
(Dollars in Millions)

	Successor		Predecessor

	January 1 - December 31 2008	June 1 - December 31 2007	January 1 - May 31 2007	January 1 - December 31 2006

Supplemental Cash Flow Information:
Cash Paid for:
Interest	$24.4	$12.3	$11.8	$26.0
Income Taxes	$2.9	$0.1	$0.1	$—
Previously accrued Capital Expenditures	$0.9	$—	$0.6	$1.3
Noncash Investing and Financing Activities:
Financing of insurance policies	$3.2	$3.5	$1.9	$3.1
Acquisition of Parent Company by FGI	$—	$118.1	$—	$—
Change in Capital Expenditures Capitalized	$—	$—	$—	$(0.7)
Capital Lease Obligations Incurred	$0.5	$—	$—	$0.2
Conversion of Parent Company Stock Liability to Equity	$—	$—	$0.1	$0.3

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statement of Stockholder’s Equity (Deficit) and Comprehensive Income (Loss)
(Dollars in Millions)

	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholder’s Equity (Deficit)

	Predecessor

Balance, December 31, 2005	$89.1	$(3.6)	$(96.6)	$(11.1)

Comprehensive Income:
Net Income	—	—	0.3	0.3
Other comprehensive income:
Minimum pension liability, net of tax effect of ($2.5)	—	2.0	—	2.0
Net derivative gains, net of tax effect of $4.9	—	5.8	—	5.8
Net derivative gains reclassified as earnings, net of tax effect of ($4.6)	—	(7.4)	—	(7.4)

Total Comprehensive Income				0.7

Capital Contribution from RACI Holding, Inc.	0.3	—	—	0.3
Cash Payment to RACI Holding, Inc.	(0.1)	—	—	(0.1)

Balance, December 31, 2006	$89.3	$(3.2)	$(96.3)	$(10.2)

Comprehensive Income:
Net Income	—	—	9.0	9.0
Other comprehensive income:
Minimum pension liability	—	3.0	—	3.0
Net derivative gains, net of tax effect of $2.3	—	3.6	—	3.6
Net derivative gains reclassified as earnings, net of tax effect of ($2.3)	—	(3.8)	—	(3.8)

Total Comprehensive Income				11.8

Non Cash Contribution from RACI Holding, Inc.	1.7	—	—	1.7
Amount Paid to RACI Holding, Inc. for Acquisition Costs	—	—	(3.8)	(3.8)
Cumulative Effect of Change in Accounting Principle	—	—	0.2	0.2

Balance, May 31, 2007	$91.0	$(0.4)	$(90.9)	$(0.3)

	Successor

Acquisition of Parent Company by FGI - June 1, 2007	$124.2	$—	$—	$124.2

Comprehensive Loss:
Net Loss	—	—	(10.5)	(10.5)
Other comprehensive income (loss):
Minimum pension liability, net of tax effect of ($3.3)	—	(5.4)	—	(5.4)
Net derivative gains, net of tax effect of $0.5	—	0.8	—	0.8
Net derivative gains reclassified as earnings, net of tax effect of ($0.7)	—	(1.1)	—	(1.1)

Total Comprehensive Loss				(16.2)

Balance, December 31, 2007	$124.2	$(5.7)	$(10.5)	$108.0

Comprehensive Income (Loss):
Net Loss	—	—	(39.4)	(39.4)
Other comprehensive income (loss):
Minimum pension liability, net of tax effect of ($19.2)	—	(31.4)	—	(31.4)
Net derivative losses, net of tax effect of ($2.3)	—	(3.6)	—	(3.6)
Net derivative gains reclassified as earnings, net of tax effect of ($0.5)	—	(0.9)	—	(0.9)

Total Comprehensive Loss				(75.3)

Cash Contribution from RACI Holding, Inc.	0.2	—	—	0.2
SFAS 123R Share Based Compensation	1.2	—	—	1.2
Cash Contribution from FGI	18.0	—	—	18.0

Balance, December 31, 2008	$143.6	$(41.6)	$(49.9)	$52.1

The accompanying notes are an integral part of these consolidated financial statements.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

Note 1—Basis of Presentation

Organizational Structure

          The accompanying audited consolidated financial statements of Remington Arms Company, Inc. (“Remington”) includes the financial results of The Marlin Firearms Company (“Marlin”) and its subsidiary, H&R 1871, LLC (“H&R”) (since February 1, 2008), as well as the accounts of Remington’s other wholly owned subsidiaries, RA Brands, L.L.C. (“RA Brands”) and Remington Steam, LLC (“Remington Steam”), Remington’s consolidated joint venture EOTAC, LLC (“EOTAC”) and Remington’s unconsolidated membership interest in INTC USA, LLC (“INTC USA”) (collectively with Remington, the “Company”).

          All significant intercompany accounts and transactions have been eliminated. The accounts of the Company’s parent, RACI Holding, Inc. (“Holding”), which owns 100% of the 1,000 shares authorized, issued and outstanding of Remington’s Class A common stock (par value $0.01 per share), and those of Freedom Group, Inc. (formerly American Heritage Arms, Inc.) (“FGI”), the 100% owner of Holding, are not presented herein. Significant transactions between the Company, Holding and FGI and the related balances are reflected in the unaudited interim consolidated financial statements and related disclosures.

          On May 31, 2007, 100% of the shares of Holding were purchased by FGI, an affiliate of Cerberus Capital Management, L.P. (“CCM”, and along with CCM’s affiliates other than operating portfolio companies, collectively “Cerberus”). Although Remington continued as the same legal entity after May 31, 2007, the accompanying audited consolidated statements of operations, cash flows and stockholder’s equity (deficit) are presented for two periods: predecessor and successor, which relate to the period preceding May 31, 2007 and the period succeeding May 31, 2007, respectively. The Company refers to the operations of Remington and its subsidiaries for both the predecessor and successor periods.

          In accordance with the guidelines set forth in Staff Accounting Bulletin Topic 5J, “Miscellaneous Accounting, Pushdown Basis of Accounting Required in Certain Limited Circumstances”, the purchase price paid by FGI for Holding plus related purchase accounting adjustments have been “pushed-down” and recorded in our financial statements for the period subsequent to May 31, 2007. This has resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the “successor” period beginning June 1, 2007. Information for all “predecessor” periods prior to the acquisition of Holding by FGI is presented using our historical basis of accounting. As a result of the application of purchase accounting, the predecessor periods are not comparable to the successor period.

          The acquisition of Holding by FGI and the allocation of the purchase price to the opening balance sheet accounts of the successor have been recorded as of the beginning of the first day of our new accounting period (June 1, 2007). The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting.

          In addition, on January 28, 2008, 100% of the shares of Marlin were purchased by Remington (the “Marlin Acquisition”). The Marlin Acquisition includes Marlin’s 100% ownership interest in H&R. Although the Marlin Acquisition closed on January 28, 2008, based on the accounting policies adopted by Marlin and in place prior to the Marlin Acquisition, full financial statements were not available for the resulting stub period January 28-31, 2008 (the “Stub Period”). In addition, it was determined by the Company that it would require significant effort and time to generate financial statements for the Stub Period. Based on materiality tests performed using guidance from SAB Topic 1 (M1), the Stub Period was deemed immaterial to the audited consolidated financial statements and thus, Remington’s consolidated financial statements include Marlin financial data beginning February 1, 2008.

          On July 30, 2008, the Company entered into a joint venture agreement between Remington and certain other members and formed a joint venture, EOTAC. Remington contributed an initial investment of $0.5 and subsequently contributed $0.2 in 2008. Remington will provide working capital support of no more than $2.0 through postings of letters of credit. In return, the other members contributed existing and future intellectual property, all leased real property, as well as machinery, equipment, tools and tangible personal property. The Company owns 61.8% of EOTAC and other members own 38.2%. As the Company is the primary beneficiary and has majority ownership, EOTAC meets the consolidation criteria under Accounting Research Bulletin 51, Consolidated Financial Statements

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

(“ARB 51”). EOTAC is a tactical and outdoor apparel business and the Company expects the joint venture to allow the Company to gain access to both a high quality apparel line and a growing brand.

          On October 31, 2008, the Company entered into a membership interest purchase and investment agreement between Remington, International Non-Toxic Composites Corp., and INTC USA. Remington contributed an initial investment of approximately $0.8, with subsequent cash contributions up to a total of $1.5. The Company owns 27.1% of the issued and outstanding membership interests in INTC USA. INTC USA owns a majority interest in Springfield Munitions Company, LLC, which with Delta Frangible Ammunition, LLC owns intellectual property rights related to manufacturing rights for various shot, ammunition and other products. The Company believes this membership interest will allow INTC USA to acquire, construct and/or lease and thereafter equip and operate a manufacturing facility for the production of products for sale to the Company and others. Management has assessed the accounting treatment of INTC USA and is accounting for its investment under the equity method of accounting as outlined in the provisions of Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”).

Note 2—Description of the Business

          The Company is engaged in the design, manufacture, import and sale of primarily sporting goods products for the hunting/shooting sports and related markets. The Company also designs, manufactures and sells certain products to certain federal agency, law enforcement, and military markets including the firearms and ammunition markets. The Company’s product lines consist of firearms, ammunition, hunting/gun care accessories, clay targets, licensed products and powder metal products sold under the Remington name, as well as Marlin, H&R and New England Firearm names, and other labels. The Company’s products are distributed throughout the United States and in approximately 64 other countries (including Canada, Europe, and Asia). In the United States, our products are distributed primarily through a network of wholesalers and retailers who purchase the product directly from the Company for resale to gun dealers and end users, respectively. The end users include sportsmen, hunters, target shooters, gun collectors, and members of law enforcement and other government organizations.

Note 3 – Acquisitions

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

           The FGI Acquisition was financed with $125.0 of funds contributed to FGI by its members and approximately $14.5 of borrowings from Remington’s revolving credit facility related to the Amended and Restated Credit Agreement, dated March 15, 2006, by and among Remington, Wachovia Bank, National Association (“Wachovia”), RA Factors, Inc. (which was merged into Remington in 2006), and the lenders from time to time parties thereto (the “Amended and Restated Credit Agreement”).

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

          Following is a summary of the fair values of the assets acquired and liabilities assumed as of June 1, 2007 based on final valuations, as well as subsequent adjustments through December 31, 2008:

	As of June 1, 2007	Net Adjustments	As of December 31, 2008

Inventory	$180.9	$(2.1)	$178.8
Other Current Assets	136.4	2.5	138.9

Property, Plant and Equipment	104.2	0.3	104.5
Goodwill	67.0	(7.8)	59.2
Identifiable Intangible Assets	73.9	(0.9)	73.0

Other Long-Term Assets	22.1	—	22.1

Total Assets Acquired	584.5	(8.0)	576.5

Current Liabilities	91.6	0.2	91.8
Revolving Credit Facility	85.2	—	85.2
10 ½% Senior Notes Due 2011	203.8	—	203.8
Pension & OPEB	40.9	(9.5)	31.4
Other Non-Current Liabilities	38.8	1.3	40.1

Total Liabilities Assumed	460.3	(8.0)	452.3

Estimated FGI Acquisition Cost	$124.2	$—	$124.2

          As part of the application of purchase accounting, the Company recorded an initial estimate associated with goodwill and identifiable intangible assets to each reporting segment of $67.0 and $73.9, respectively. Within one year of the transaction, net adjustments of ($6.0) decreased the balance of goodwill to $61.0 and net adjustments of ($0.9) decreased the balance of identifiable intangible assets to $73.0. The goodwill adjustments were related to inventory ($2.1), other current deferred tax assets of $0.2, and property, plant and equipment of $0.3 to include capital leases and the impact of recording actual versus estimated depreciation on the revalued fixed assets, offset by adjustments to current liabilities related to current deferred tax assets and accrued expenses of $0.2, a decrease to the OPEB pension liability based on additional valuation data of ($9.5), as well as other non-current liabilities of $0.8 based on updated valuation data relating to the product liability and workers compensation reserves and long-term income taxes payable and long-term deferred tax liabilities.

          In accordance with SFAS 141 and EITF 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination”, goodwill is adjusted (up or down) for all changes in estimates in tax contingencies regardless of the time elapsed since the date of the acquisition. In September 2008, a tax adjustment was made which reduced goodwill for research and development tax credits by $2.3 and in December 2008, a tax adjustment relating to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) was made which increased goodwill by $0.5.

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

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

Acquisition of The Marlin Firearms Company

          Remington completed its acquisition of all of the outstanding shares of Class A and Class B Common Stock (collectively, the “Shares”) of Marlin on January 28, 2008 (the “Marlin Closing Date”), from the shareholders of Marlin (collectively, the “Marlin Sellers”) pursuant to a stock purchase agreement (the “Marlin Stock Purchase Agreement”) dated as of December 21, 2007 by and among Marlin, Remington, the Marlin Sellers party thereto, and Frank Kenna, III, solely in his capacity as the Shareholders’ Representative. The Marlin Acquisition includes Marlin’s 100% ownership interest in H&R. Remington completed the Marlin Acquisition in an effort to grow its leadership position in shotguns and rifles in the United States, to further develop market presence internationally and to benefit from operational improvements and integrating certain selling, marketing and administrative functions.

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

          The total acquisition cost for the Marlin Acquisition is estimated to be approximately $48.1 (the “Acquisition Cost”). The following is a summary of certain material transactions related to the closing of the Marlin Acquisition:

•

Remington purchased the Shares and paid other related fees and expenses associated with the Marlin Acquisition with available cash on hand, funds available under existing credit facilities and an equity contribution provided by FGI to Remington through Remington’s parent, Holding.

•

Remington paid the Marlin Sellers aggregate consideration of $38.6 (the “Consideration”), of which $2.6 was withheld to pay fees incurred by the Marlin Sellers and $5.2 was withheld and deposited into an escrow account to secure certain indemnity obligations of the Marlin Sellers (the “Escrow Amount”) under the Marlin Stock Purchase Agreement. As of February 28, 2009, $0.3 has been paid related to federal excise tax and $4.9 remains in the escrow account. The $0.3 has reduced the aggregate consideration of $38.6 to $38.3. Any unused portion of the Escrow Amount will be released to the Marlin Sellers in two equal portions on two dates that are twelve and eighteen months following the Marlin Closing Date.

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

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

	As of February 1, 2008	Net Adjustments	As of December 31, 2008

Inventory	$25.0	$(0.4)	$24.6
Other Current Assets	11.6	3.4	15.0
Property, Plant and Equipment	15.6	(2.9)	12.7
Goodwill	6.0	3.1	9.1
Trade Names and Trademarks	8.7	—	8.7
Customer Relationships	2.2	—	2.2
Other Long-Term Assets	5.9	—	5.9

Total Assets Acquired	75.0	3.2	78.2

Current Liabilities	14.3	3.1	17.4
Pension & OPEB	7.1	—	7.1
Other Non-Current Liabilities	5.2	0.4	5.6

Total Liabilities Assumed	26.6	3.5	30.1

Estimated Acquisition Cost	$48.4	$(0.3)	$48.1

          The Company recorded an initial estimate associated with goodwill of $6.0. Subsequent to that, net adjustments of $3.1 were made which increased the balance of goodwill to $9.1. The adjustments were related to inventory of ($0.4); current deferred tax assets of $1.1; healthcare receivables of $0.4; escrow refund of $0.3; movement of Gardner assets to current assets of $2.9; assets available for sale of ($1.0); short term payables of ($3.1); long-term deferred tax liabilities of $0.9; long-term product liability of ($1.0) and long-term workers compensation accrual of ($0.3).

          For income tax purposes, since the Marlin Acquisition was a purchase of stock, the respective tax basis of the assets and liabilities were not changed. The identifiable intangibles and goodwill are not deductible for tax purposes.

          On April 7, 2008, the Company announced a strategic manufacturing consolidation decision that resulted in the closure of its manufacturing facility in Gardner, Massachusetts in October 2008. The Company notified affected employees of this decision on April 7, 2008.

          The consolidation of the Company’s manufacturing capabilities is expected to provide improved efficiencies that will ultimately provide for better service to customers and quality of products to end users. In connection with the closing, management recorded a $1.2 liability in the preliminary purchase price allocation in accordance with EITF 95-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring). As of December 31, 2008, approximately $0.9 of the $1.2 liability has been spent. In addition to the $0.9, an additional $1.1 has been spent on the transfer of equipment, planning and site preparation, as well as $1.7 spent on purchases of new equipment as of December 31, 2008.

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

Unaudited Pro Forma Financial Results	For the Twelve Months Ended

	December 31, 2008	December 31, 2007

Net Sales	$596.0	$569.5
Operating Income (Loss)	(12.0)	(13.8)
Net Income (Loss)	(34.2)	(54.8)

Note 4 – Impairment Charges

          As a result of the Marlin Acquisition and the FGI Acquisition, the values of goodwill, intangible assets and fixed assets were initially determined by third party valuations. The Company assesses the potential impairment of identifiable intangible assets and fixed assets whenever events or changes in circumstances indicate that the carrying values may not be recoverable and at least annually. Factors the Company considers important, which could trigger an impairment of such assets, include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of or use of the acquired assets or the strategy for our overall business; and

•	significant negative industry or economic trends.

          Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would materially impact future results of operations and financial position in the reporting period identified.

          In accordance with Statement of Financial Accounting Standards 142 (“SFAS 142”) Goodwill and Other Intangible Assets, the Company tests goodwill and intangible assets for impairment on an annual basis as of October 1, 2008 and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill and intangible assets with indefinite lives, to assess whether impairment is present. The Company has reviewed the provisions of SFAS 142 with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review of SFAS 131 Disclosures about Segments of an Enterprise and Related Information, the Company’s business is classified into two reportable segments: Firearms and Ammunition. These segments are also the Company’s reporting units for purposes of SFAS 142. The remaining operating segments, which include accessories and other gun-related products, the manufacture and marketing of clay targets and powder metal products and licensed products, are combined into our All Other reporting segment. Goodwill recorded on our books is associated with the Firearms and Ammunition segments as well as the combined All Other segment, as it arose out of the FGI Acquisition and the Marlin Acquisition. Based on a combination of factors that occurred during 2008, including the deterioration of the economic and credit environment and market conditions in the hunting industry, the Company determined that indicators for potential impairment of

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

goodwill and intangible assets existed in our reporting units. As a result, the Company conducted an evaluation of these assets pursuant to SFAS 142 at December 31, 2008. The fair values of the reporting units were estimated using a combination of the expected present value of future cash flows, market approach and a transactional approach.

          In accordance with SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Based on this assessment, under SFAS 144, we concluded that no impairment charge was necessary to reflect the excess of the carrying value of long-lived intangible assets over the discounted cash flows.

          Significant judgments and estimates are involved in determining the useful lives of our long-lived assets, determining what reporting units exist, and assessing when events or circumstances would require an interim impairment analysis of goodwill or other long-lived assets to be performed. Changes in our organization or our management reporting structure, as well as other events and circumstances, including technological advances, increased competition, and changing economic or market conditions, could result in (a) shorter estimated useful lives, (b) additional reporting units, which may require alternative methods of estimating fair values or greater disaggregation or aggregation in our analysis by reporting unit, and/or (c) other changes in previous assumptions or estimates. In turn, this could have an additional impact on our consolidated financial statements through accelerated amortization and/or impairment charges.

          For the year ended December 31, 2008, the Company recorded goodwill impairment charges of $44.3 and trademark impairment charges of $3.1. The impairment testing, conducted with assistance from outside valuation experts, resulted in non-cash impairment charges to goodwill of $35.2 related to the FGI Acquisition, non-cash impairment charges to goodwill of $9.1 related to the Marlin Acquisition and non-cash impairment charges to trademarks of $3.1 million related to the Marlin Acquisition.

          As of each year end December 31, 2007 and 2006, the Company performed evaluations for impairment in accordance with its policy and SFAS 144 on certain of its fixed assets and recorded associated impairment charges of zero and $0.2 for the years ended December 31, 2007 and 2006, respectively, in the accompanying statement of operations. The evaluation in 2006 was triggered by the Company completing its budget process for the fiscal 2007 year and determining that certain assets would have a decline in the extent and manner in which they were being used due to changes in product offerings. Management compared the expected undiscounted cash flows from the fixed assets with the carrying value of these same fixed assets, and concluded that impairment existed. The resulting impairment charge was determined by the difference between the fair value estimated using a discounted cash flow model and the carrying value of the fixed assets. As of October 1, 2007 and October 1, 2006, the Company performed the required annual evaluation for impairment of goodwill and trademarks in accordance with the provisions of SFAS 142 and determined that there was no impairment.

Note 5—Summary of Significant Accounting Policies

Cash and Cash Equivalents:

          Cash and cash equivalents include demand deposits with banks, highly liquid investments with remaining maturities, when purchased, of three months or less and treasury reserve funds.

Inventories:

          Inventories for the Ammunition and All Other and for the majority of the Firearms segment are stated at the lower of cost or market. The cost of inventories is determined by the first-in, first-out (“FIFO”) method. Inventory costs associated with Semi-Finished Products and Finished Products include material, labor, and overhead; while costs associated with Raw Materials include only material. The Company provides inventory allowances for any excess and obsolete inventories.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

          As part of the Marlin Acquisition, the Company now accounts for a portion of its inventory under a Last In First Out (“LIFO”) assumption under the double extension method. As of December 31, 2008, a net of $1.9 of that write-up was recognized in cost of goods sold and $1.1 was reflected in the LIFO reserve.

Supplies Inventory:

          The cost of supplies and spare parts is determined by the average cost method adjusted to the lower of cost or market.

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

Property, Plant and Equipment:

          Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated lives of the assets. The estimated useful lives are principally 1 to 43 years for buildings and improvements, and 1 to 15 years for machinery and equipment. The FGI Acquisition resulted in a new basis for the value of the Company’s property, plant and equipment. Accordingly, property, plant and equipment was adjusted to its estimated fair value as of May 31, 2007, which was estimated to be approximately $37.7 over its previous net book value, based on third party valuations. Subsequent to May 31, 2007, property, plant and equipment was adjusted upward $0.3 based on additional information relating to applying the purchase method of accounting.

          As part of the application of purchase accounting resulting from the Marlin Acquisition, on February 1, 2008, the Company recorded an initial estimate associated with property, plant and equipment of $15.6, which was determined by third party valuations.

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

          Interest is capitalized in connection with the construction of major projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s useful life. There was no capitalized interest in 2006, 2007 or 2008.

Goodwill, Goodwill Impairment, Intangible Assets and Debt Issuance Costs:

          Management assesses goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. Each year the Company tests for impairment of goodwill according to a two-step approach. In the first step, the Company estimates the fair values of its reporting units using a combination of the present value of future cash flows approach, market approach and a transactional approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. For other intangible assets, the impairment test consists of a comparison of the fair value of the intangible assets to their respective carrying amount. The Company uses a discount rate equal to its average cost of funds to discount the expected future cash flows. See Note 4 for impairment charges incurred in 2008. There was no goodwill or intangible assets deemed impaired as of December 31, 2007 and 2006.

          As part of the application of purchase accounting resulting from the FGI Acquisition, on May 31, 2007, the Company recorded an initial estimate associated with goodwill and identifiable intangible assets to each reporting segment of $67.0 and $73.9, respectively. Subsequent to May 31, 2007 and through December 31, 2008, goodwill has been adjusted downward approximately $43.0 and identifiable intangible assets has been adjusted downward approximately $0.9 based on additional information relating to applying the purchase method of accounting, as well as impairment charges as discussed in Note 4.

          As part of the application of purchase accounting resulting from the Marlin Acquisition, on February 1, 2008, the Company recorded an initial estimate associated with goodwill and identifiable intangible assets to each reporting segment of $6.0 and $10.9, respectively. Subsequent to February 1, 2008 and through December 31, 2008, goodwill has been adjusted to zero and identifiable intangible assets has been adjusted downward approximately $3.1 based on additional information relating to applying the purchase method of accounting, as well as impairment charges as discussed in Note 4.

          Debt issuance costs are amortized over the life of the related debt or amendment. As a result of the FGI Acquisition, approximately $5.2 of existing debt acquisition costs were eliminated in purchase accounting. In addition, debt acquisition costs associated with obtaining waivers, consents and amendments in the amount of $4.2 related to the Notes and $1.0 related to the revolver were capitalized. Amortization expense for debt issuance costs in 2008, 2007, and 2006 was $1.6, $1.5, and $1.6, respectively, and is estimated to be approximately $1.6 in 2009, $1.4 in 2010, and less than $0.1 in 2011 based upon the expected maturities of the Amended and Restated Credit Agreement as described in Note 13.

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

          Level 2 – Inputs other than level 1 inputs that are either directly or indirectly observable; and

Level 3 – Unobservable inputs developed using the Company’s estimates and assumptions, which reflect those that market participants would use.

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

	Fair value measurements at December 31, 2008 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

	Level 1	Level 2	Level 3	Total

Assets:
Commodity Contract Derivatives	Not applicable	$0.8	Not applicable	$0.8
Life Insurance Policies	$0.1	Not applicable	Not applicable	$0.1
Liabilities:
None	Not applicable	Not applicable	Not applicable	Not applicable

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

Consolidated Joint Venture:

          As a result of the EOTAC joint venture, the Company now owns 61.8% of EOTAC and other members own 38.2%. As the Company has majority ownership, EOTAC meets the consolidation criteria and is being accounted for under the rules of ARB 51.

Stock Options:

          Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”). Prior to the FGI Acquisition, all stock purchase and option plans outstanding were associated with common shares of Holding. In addition, because the shares underlying management’s stock options were accounted for by Holding as liabilities under Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), the stock options were considered liabilities under SFAS 123(R). Since the Company meets the definition of a private company under SFAS 123(R) and the stock options were considered liabilities, the Company was permitted to choose its valuation approach as a matter of accounting policy. The Company elected to account for its stock options using the intrinsic value method through May 31, 2007. SFAS 123(R) requires the Company to make this valuation at each balance sheet date and record any gain or loss in the Company’s consolidated statement of operations.

          Subsequent to May 31, 2007, stock-based compensation awards, which are associated with the common stock of FGI, have been considered equity awards under SFAS 123(R). SFAS 123(R) requires the Company to measure the cost of all employee stock-based compensation awards that are expected to be exercised based on the grant-date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award).

Income Taxes:

          The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be recognized.

          Effective January 2007, the Company adopted the provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. Adoption of FIN 48 for Marlin occurred as part of purchase price accounting. FIN 48

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority. It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company’s reassessment of our tax positions in accordance with FIN 48 did not have a material impact on our results of operations, financial condition or liquidity. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

          The Company files its income taxes in a consolidated tax return with FGI, the 100% owner of our sole stockholder, Holding. Current and deferred tax expense is allocated to the members based on an adjusted separate return methodology. Intercompany receivables and payables are established as tax attributes are utilized by the consolidated group. The receivable recorded by the Company at December 31, 2008 was $2.4.

          The Company is subject to ongoing examinations by various state tax authorities. Depending on the outcome of these audits, the Company may be required to pay additional taxes. However, the Company does not believe that any additional taxes and related interest or penalties would have a material impact on the Company’s financial position, results of operations, or cash flows. The tax years 2004 through 2008 remain open to examination by the major tax jurisdictions to which the Company is subject.

Product Liability:

          The Company provides for estimated defense and settlement costs related to product liabilities when it becomes probable that a liability has been incurred and reasonable estimates of such costs are available in accordance with SFAS 5. The Company maintains insurance coverage for product liability claims, subject to certain policy limits and to certain self-insured retentions for personal injury or property damage relating to occurrences arising after December 1, 1993. The current insurance policy extends through November 30, 2009. Product liabilities are recorded at the Company’s best estimate of the most probable exposure in accordance with SFAS 5, including consideration of historical payment experience and the self-insured retention limits. For the years ended December 31, 2008, 2007 and 2006, there were no recoveries recorded. The Company’s estimate of its discounted liability for product liability cases and claims outstanding at December 31, 2008 and 2007 was $13.4 and $12.4, respectively. Management uses independent advisors in their determination of the accrual. Associated with product liability cases, the Company has also recorded a receivable in Other Noncurrent Assets of $3.9 and $3.7, respectively, at December 31, 2008 and 2007 for the estimated liabilities expected to be recovered through insurance coverage. The Company made total payments in 2008, 2007, and 2006 of $2.5, $1.4 and $3.2, respectively (including pre-Asset Purchase occurrences for which the Company assumed responsibility) related to defense and settlement costs. See Note 17.

          At December 31, 2008, product liability was discounted to its present value at a discount rate of 4.75% (also 4.75% at December 31, 2007). The aggregate undiscounted product liability, net of estimated recoveries from insurance, at December 31, 2008 was $10.0. Expected payments for each of the five succeeding years and aggregate amount thereafter are:

Year	Amount

2009	$ 2.4
2010	2.3
2011	1.9
2012	1.4
2013	0.8
Thereafter	1.2

Total	$ 10.0

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

Workers’ Compensation:

          At December 31, 2008, workers’ compensation was discounted to its present value at a discount rate of 4.75% (also 4.75% at December 31, 2007). The aggregate undiscounted workers’ compensation liability, net of estimated recoveries from insurance, at December 31, 2008 was $5.8. Management uses independent advisors in their determination of the accrual. Expected payments for each of the five succeeding years and aggregate amount thereafter are:

Year	Amount

2009	$ 1.4
2010	1.3
2011	1.0
2012	0.8
2013	0.6
Thereafter	0.7

Total	$ 5.8

Revenue Recognition:

          Sales, net of an estimate for discounts, returns, rebates and allowances, and related cost of sales are recorded in income when goods are shipped, at which time risk of loss and title transfers to the customer in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), as amended by Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Sales are presented net of Federal excise taxes of $45.4, $27.2, $12.1 and $37.4 for the year ended December 31, 2008, the successor period from June 1, 2007 through December 31, 2007, the predecessor period from January 1, 2007 through May 31, 2007, and the year ended December 31, 2006, respectively.

Shipping and Handling Costs:

          Shipping and handling costs are included in Selling, General and Administrative expense and are expensed as incurred. Shipping and handling costs totaled $14.1, $7.9, $4.5 and $12.3 for the year ended December 31, 2008, the successor period from June 1, 2007 through December 31, 2007, the predecessor period from January 1, 2007 through May 31, 2007, and the year ended December 31, 2006, respectively.

Advertising and Promotions:

          Advertising and promotional costs including print ads, commercials, catalogs, brochures and co-op are expensed during the year incurred. Advertising and promotional costs totaled $15.1 for 2008, $4.4 for the successor period from June 1, 2007 through December 31, 2007, $8.0 for the predecessor period from January 1, 2007 through May 31, 2007, and $11.1 in 2006.

Licensing Income:

          The Company licenses certain of its brands and trademarks. The income from such licensing was $3.8 for 2008, $2.3 for the successor period from June 1, 2007 through December 31, 2007, $1.2 for the predecessor period from January 1, 2007 through May 31, 2007 and $3.6 in 2006, and is reflected in Other Income, net.

Research and Development Costs:

          Internal research and development costs including salaries, administrative expenses, building operating costs of our research and development facility, and related project expenses are expensed as incurred. Research and development costs totaled $7.1, $3.6, $2.7 and $6.4 for the year ended December 31, 2008, the successor period from June 1, 2007 through December 31, 2007, the predecessor period from January 1, 2007 through May 31, 2007 and the year ended December 31, 2006, respectively.

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

Use of Estimates:

          The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements:

          In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS 141(R) amends the goodwill impairment test requirements in SFAS 142. For a goodwill impairment test as of a date after the effective date of SFAS 141(R), the value of the reporting unit and the amount of implied goodwill, calculated in the second step of the test, will be determined in accordance with the measurement and recognition guidance on accounting for business combinations under SFAS 141(R). This change could effect the determination of what amount, if any, should be recognized as an impairment loss for goodwill recorded before the effective date of SFAS 141(R). This accounting became effective January 1, 2009 for the Company and applies to goodwill related to acquisitions accounted for originally under SFAS 141 as well as those accounted for under SFAS 141(R). The adoption is not expected to have a material impact on the Company’s results of operations, financial condition and equity.

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

          In September 2008, the FASB issued FSP 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP 133-1”). FSP 133-1 is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. FSP 133-1 was effective for reporting periods (annual or interim) ending after November 15, 2008. The adoption of FSP 133-1 did not have an impact on the Company’s results of operations, financial condition and equity.

          In November 2008, the FASB issued EITF Issue 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). EITF 08-6 addresses questions about the potential effect of FASB Statement 141R Business Combinations and FASB Statement 160 Noncontrolling Interests in Consolidated Financial Statements on equity-method accounting under Opinion 18. EITF 08-6 would be effective prospectively for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the potential impact of adopting EITF 08-6.

          In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132R-1”). This FASB Staff Position (FSP) amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The effective date for FSP 132R-1 is for fiscal years ending after December 15, 2009, although early adoption is permitted. Comparative disclosures for earlier periods are not required at initial adoptions, although comparative disclosures are required for periods subsequent to initial adoption. The Company is currently evaluating the potential impact of adopting FSP 132R-1.

Note 6—Concentrations of Credit Risk

          Concentrations of credit risk with respect to trade accounts receivable are generally insignificant, except as noted below, due to the large number of customers comprising the Company’s customer base. The Company reviews a customer’s credit history and, in most cases, financial condition before extending credit. An allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Bad debt expense, net of any recoveries, was $0.3, ($0.1) and $0.8 for the years ended December 31, 2008, 2007 and 2006, respectively. The allowance for doubtful accounts amounted to $0.3 as of December 31, 2008 and $0.7 as of December 31, 2007.

          Sales to the Company’s largest customer, Wal-Mart, comprised approximately 18%, 17% and 18% of sales in 2008, 2007 and 2006, respectively. No other customer accounted for sales equal to or greater than 10% of sales for the years presented.

          The accounts receivable balance from Wal-Mart comprised approximately 15% and 13% of total outstanding accounts receivable at December 31, 2008 and 2007, respectively. No other customers accounted for accounts receivable greater than 10% at December 31, 2008. At December 31, 2007, one other customer comprised approximately 11% of the outstanding accounts receivable balance.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

Note 7—Inventories

          At December 31, Inventories – net, consisted of the following:

	2008	2007

Raw Materials	$24.3	$22.7
Semi-Finished Products	28.1	27.1
Finished Products	48.5	67.1

Subtotal	100.9	116.9
LIFO Adjustment	1.1	—

Total	$102.0	$116.9

          As noted above, following the Marlin Acquisition the Company now accounts for a portion of its inventory under a LIFO assumption. As of December 31, 2008, approximately 13.3% of the Company’s total inventory excluding the LIFO adjustment was accounted for under the LIFO method. The Marlin Acquisition resulted in a new basis for the value of the Company’s inventory. Under a FIFO assumption, inventories would have been lower by $1.1 at December 31, 2008.

Note 8—Property, Plant and Equipment

          At December 31, Property, Plant and Equipment consisted of the following:

	2008	2007

Land	$16.0	$13.7
Building and Improvements	43.9	38.5
Equipment Leased Under Capital Leases	1.4	0.9
Machinery and Equipment	71.2	52.4
Construction in Progress	7.7	5.5

Subtotal	140.2	111.0
Less: Accumulated Depreciation	(23.2)	(8.3)

Total	$117.0	$102.7

          Depreciation expense for the year ended December 31, 2008 was $15.6. Depreciation expense for the seven months ended December 31, 2007 was $8.3. Depreciation expense for the five months ended May 31, 2007 was $4.2. Depreciation expense for the year ended December 31, 2006 was $10.0. Accumulated depreciation on assets leased under capital leases was $0.1 and $0.2 as of December 31, 2008 and 2007, respectively.

          The above data excludes the $1.9 market value of assets held for sale for the manufacturing facility closed in October 2008 in Gardner, Massachusetts, which is classified in current assets.

Note 9—Goodwill and Other Intangible Assets

          The carrying amount of goodwill and identifiable intangible assets attributable to each reporting unit is outlined in the following tables. No impairment provisions were necessary during 2007 or 2006. In 2008, impairment charges of $44.3 million were recorded to goodwill and identifiable intangible assets. Impairment charges to goodwill of $35.2 related to the FGI Acquisition. Goodwill impairment charges of $9.1 and trademark impairment charges of $3.1 related to the Marlin Acquisition.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

	December 31, 2008	December 31, 2007

Goodwill
Firearms	$—	$29.7
Ammunition	24.0	14.5
All Other	—	16.8

Total	$24.0	$61.0

	December 31, 2008	December 31, 2007

Identifiable Intangible Assets
Firearms	$54.1	$46.8
Ammunition	10.5	10.5
All Other	16.5	15.7

Total	81.1	73.0
Less: Accumulated Amortization	(4.1)	(1.4)

Total	$77.0	$71.6

          As part of the application of purchase accounting as a result of the FGI Acquisition, the Company recorded an initial estimate associated with goodwill and identifiable intangible assets of $67.0 and $73.9, respectively. Subsequent to that, net adjustments of ($43.0), of which $35.2 related to subsequent impairment, were made to the initial estimate of goodwill to decrease the adjusted opening balance to $24.0 and net adjustments of ($0.9) were made to identifiable intangible assets to decrease the adjusted opening balance to $73.0.

          As part of the application of purchase accounting as a result of the Marlin Acquisition, the Company recorded an initial estimate associated with goodwill and identifiable intangible assets of $6.0 and $10.9, respectively. Subsequent to that, net adjustments of ($6.0) which relates to impairment were made to the initial estimate of goodwill to decrease the adjusted opening balance to zero and net adjustments of $3.1 which relates to impairment were made to the initial estimate of identifiable intangible assets to reduce the adjusted opening balance to $7.8.

          Included in the identifiable intangible assets is $0.3 of trademarks associated with our joint venture, EOTAC.

          The following table is a summary of the initial preliminary estimate as well as subsequent adjustments and accumulated amortization by major intangible asset:

	June 1, 2007 Balance	Net Adjustments	Dec. 31, 2008 Balance	Accumulated Amortization	Net Balance	Amortization Period

Goodwill	$67.0	$(43.0)	$24.0	N/A	$24.0	Indefinite

Identifiable Intangible Assets
Tradenames and Trademarks	$39.4	$5.9	$45.3	N/A	$45.3	Indefinite
Customer Relationships	26.4	1.3	27.7	(2.2)	25.5	19.6 Years*
License Agreements	8.4	—	8.4	(1.9)	6.5	7 Years
Internally Developed Software	0.1	—	0.1	(0.1)	—	2 Years
Leasehold Interest	(0.4)	—	(0.4)	0.1	(0.3)	3.5 Years

Total Identifiable Intangible Assets	$73.9	$7.2	$81.1	$(4.1)	$77.0

*Weighted average amortization period for Customer Relationships is based on $25.5 of Remington Customer Relationships with an amortization period of 20 years and $2.2 of Marlin Customer Relationships with an amortization period of 15 years.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

We estimate annual amortization for identifiable intangible assets over the next five calendar years to be as follows:

Year	Amount

2009	$2.5
2010	2.5
2011	2.6
2012	2.6
2013	2.6

Note 10—Other Accrued Liabilities

          At December 31, Other Accrued Liabilities consisted of the following:

	2008	2007

Retiree Benefits	$1.3	$0.8
Marketing and Rebate Accruals	10.5	10.4
Healthcare Costs	4.1	5.1
Workers’ Compensation	1.8	1.8
Incentive Compensation	7.5	6.8
Accrued Excise Taxes	5.3	2.4
Accrued Employee Costs	2.5	0.8
Accrued Interest	1.8	2.0
Escrow	4.9	—
Other	6.9	4.8

Total	$46.6	$34.9

Note 11—Warranty Accrual

          The Company provides consumer warranties against manufacturing defects on all firearm products manufactured in the United States. Estimated future warranty costs are accrued at the time of sale, using the percentage of actual historical repairs relative to historical shipments, which is included in other accrued liabilities. Product modifications or corrections are voluntary steps taken by the Company to assure proper usage or performance of a product by consumers. The cost associated with product modifications and/or corrections are recognized when a liability is both probable and estimable, and charged to operations at that time. Activity in the warranty accrual consisted of the following:

	Successor		Predecessor

	Year ended December 31, 2008	June 1- December 31, 2007	January 1- May 31, 2007	Year ended December 31, 2006

Beginning warranty accrual	$0.7	$0.7	$0.8	$0.8
Accrual from Marlin Acquisition	0.5	—	—	—
Current period accruals	3.3	1.3	1.0	2.7
Current period charges	(3.3)	(1.3)	(1.1)	(2.7)

Ending warranty accrual	$1.2	$0.7	$0.7	$0.8

Note 12—Retiree Benefits

Defined Benefit Pension Plans:

          The Company sponsors a defined benefit pension plan (the “Plan”) and a supplemental defined benefit pension plan (the “SERP”). In addition, as a result of the Marlin Acquisition, the Company became the sponsor of the

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

Marlin defined benefit pension plan (the “Marlin Plan”) which generally provides pension benefits for certain of Marlin’s employees. Vested employees who retire will receive an annual benefit equal to a specified amount per month per year of credited service, as defined by the Marlin Plan. For disclosure purposes, the Plan, the SERP and the Marlin Plan have been combined and are collectively referred to as the “Plans”.

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

          The adoption of SFAS 158 had the following effect on the Company’s statement of financial position as of December 31, 2007 related to the Plan and the SERP. There was no impact on the Company’s Postretirement Benefit Obligation:

	As of December 31, 2007

	Prior to adoption of FASB 158	Effect of adopting FASB 158	As Adjusted

Current Liability for Pension Benefits	$14.8	($14.6)	$0.2
Long-term Liability for Pension Benefits	$13.5	$14.6	$28.1

          The adoption of SFAS 158 did not affect the Company’s statement of operations for the year ended December 31, 2007, or any prior periods.

Pension Curtailment:

          As part of the collective bargaining agreement reached on October 26, 2007, an amendment was made to the Plan for our hourly union paid employees to be effective January 1, 2008 (the “2007 Amendment”). In addition, on October 9, 2006, the Company’s Board of Directors approved amendments to the Plan and the SERP for our salaried employees and non union hourly employees (the “2006 Amendments”) also to be effective January 1, 2008. As a result of the amendments made to the Plan and SERP, as approved by the Board of Directors, all future benefits were frozen as of January 1, 2008. For service accrued up to January 1, 2008, the pension calculations did not change. The amendments resulted in the Company recognizing curtailment gains of zero, $6.4 and $7.4 in 2008, 2007 and 2006, respectively.

Acquisitions:

          The FGI Acquisition resulted in a new basis for the value of the Plan and the SERP. Accordingly, the Company increased its estimated liability to equal the estimated difference between the fair value of plan assets and the estimated projected benefit obligation in connection with applying the purchase method of accounting. As of May 31, 2007, this resulted in increasing the liability for the Plan by $9.0 and the SERP by $0.2. The Company utilized the actuarial pension assumptions from December 31, 2006, including a discount rate of 6.0%.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

          In connection with the FGI Acquisition, the obligations and assets related to our pension plans were valued at fair value as of May 31, 2007, the date of the FGI Acquisition, using a discount rate of 6.0%, as follows:

Benefit Obligations at Fair Value	$182.2
Assets held by defined benefit pension plan, at fair value	148.6

Excess of benefit obligations over assets	33.6
Less previously recorded benefit plan obligations recorded by predecessor	(24.4)

Adjustment to benefit plan obligation	$9.2

Results at December 31, 2008:

          The following provides a reconciliation of benefit obligations, plan assets and funded status of the Plan, the SERP and the Marlin Plan:

Change in Benefit Obligation:

	Successor		Predecessor

	2008	June 1- December 31, 2007	January 1- May 31, 2007

Benefit Obligation at Beginning of Period	$180.1	$182.2	$178.7
Addition of Marlin	14.9	—	—
Service Cost	—	2.9	2.0
Interest Cost	11.4	6.3	4.4
Plan Amendments/Curtailment	—	(6.4)	—
Actuarial Assumption Changes	2.3	(1.0)	—
Actuarial (Gain)/Loss	12.1	1.0	—
Benefits Paid	(10.2)	(4.9)	(2.9)

Benefit Obligation at End of Period	$210.6	$180.1	$182.2

Change in Plan Assets:

	Successor		Predecessor

	2008	June 1- December 31, 2007	January 1-May 31, 2007

Fair Value of Plan Assets at Beginning of Period	$151.8	$148.6	$135.1
Addition of Marlin	12.6	—	—
Actual Return on Plan Assets	(25.6)	(3.0)	10.5
Employer Contributions	15.9	11.1	5.9
Expenses	(0.5)	—	—
Benefits Paid	(10.2)	(4.9)	(2.9)

Fair Value of Plan Assets at End of Period	$144.0	$151.8	$148.6

	Successor		Predecessor

	2008	June 1- December 31, 2007	January 1- May 31, 2007

Funded Status	$(66.7)	$(28.3)	$(33.6)
Unamortized Prior Service Cost	—	—	—
Unrecognized Net Actuarial Loss	—	—	—

Net amount recognized in the balance sheet	$(66.7)	$(28.3)	$(33.6)

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

Amounts recognized in the balance sheet as of:

	Successor		Predecessor

	2008	December 31, 2007	May 31, 2007

Accrued Benefit Liability	$(66.7)	$(28.3)	$(33.6)
Accumulated other comprehensive income	31.4	5.4	—
Deferred Tax Assets	19.2	3.3	—

Net Amount Recognized	$(16.1)	$(19.6)	$(33.6)

          The accrued benefit liability is recorded on the consolidated balance sheet in the “Retiree Benefits, net of Current Portion,” as well as in the “Other Accrued Liabilities” line item as described in Note 10.

Following is certain information about our pension plans that have accumulated benefit obligations in excess of the fair value of their plan assets as of:

	Successor		Predecessor

	2008	December 31, 2007	May 31, 2007

Projected benefit obligation	$195.7	$180.1	$182.2
Addition of Marlin	14.9	—	—
Accumulated benefit obligation	210.6	180.1	174.7
Fair value of plan assets	143.9	151.8	148.6

Components of Net Periodic Pension Cost:

	Successor		Predecessor

	2008	2007	2007	2006

	December 31	June 1 – December 31	January 1 – May 31	December 31

Service Cost	$—	$2.9	$2.0	$5.1
Interest Cost	11.4	6.3	4.4	10.0
Return on Assets	(13.4)	(6.7)	(4.4)	(9.7)
Amortization of Prior Service Cost	—	—	(0.1)	(0.9)
Recognized Net Actuarial Loss	1.7	0.9	2.0	7.2

Net Periodic Pension (Benefit)/Cost	(0.3)	3.4	3.9	11.7
Curtailment Gain	—	(6.4)	—	(7.4)

Total Cost	($0.3)	($3.0)	$3.9	$4.3

Weighted average assumptions used to determine net periodic benefit cost for years ended December 31:	2008	2007	2006

Discount Rate	6.00%	6.25%	5.75%
Expected Long-Term Return on Plan Assets	8.00	8.00	8.00
Rate of Compensation Increase*	N/A	4.00	4.00

Weighted average assumptions used to determine benefit obligations at December 31:	2008	2007

Discount Rate	6.25%	6.00%
Rate of Compensation Increase*	N/A	4.00

*The rate of Compensation Increases in the above tables is not applicable in 2008 due to the freezing of the benefit plans.

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

          Our investment strategy for Plans’ assets is based on the long-term growth of principal while attempting to mitigate overall risk to ensure that funds are available to pay benefit obligations. The Plans have adopted a strategic asset allocation designed to meet the Plans’ long-term obligations. The Plans’ assets are invested in a variety of investment classes, including domestic and international equities, domestic and international fixed income securities and other investments. Allowable investment structures include mutual funds, separate accounts, commingled funds, and collective trust funds. Prohibited investments are defined as commodities, private placements, and derivative instruments used solely for leverage. The Plans also invest in certain private investment (hedge) funds that are deemed permitted under the Plans’ current investment strategy. These private investment funds are not currently subject to any direct regulation by the Securities and Exchange Commission, the Financial Industry Regulatory Authority, or any other federal regulating commissions.

          The Plan weighted average asset allocations at December 31, 2008 and 2007 by asset category are as follows:

	Target Allocations		Actual Allocations

	2008	2007	2008	2007

Asset Category:
Domestic equity funds	30.0%	50.0%	3.0%	43.0%
International equity funds	20.0	15.0	4.0	16.0
Domestic fixed income funds	20.0	20.0	20.0	19.0
International fixed income funds	—	5.0	5.0	5.0
Private investment (hedge) funds	30.0	10.0	10.0	12.0
Cash and cash equivalents	—	—	58.0	5.0

Total	100.0%	100.0%	100.0%	100.0%

Anticipated Contributions:

          The Company expects to make aggregate cash contributions of approximately $7.5 to the Plan and the Marlin Plan during the 12 months ending December 31, 2009.

          Estimated Future Benefit Payments — Following is a summary, as of December 31, 2008, of the estimated future benefit payments from the Plans to our retirees in each of the next five fiscal years and in the aggregate for five fiscal years thereafter.

2009	$11.1
2010	11.7
2011	12.4
2012	13.1
2013	13.8
Years 2014-2018	76.8

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

Savings Plans:

          Prior to January 1, 2006, the Company sponsored a qualified defined contribution plan and matched 50% of a participant’s contributions up to a maximum of 6% of a participant’s compensation. All employees hired after May 31, 1996 were also eligible for a discretionary contribution. The Company’s matching expense and contribution to this plan was approximately $0.4, $0.4 and $0.5 in 2008, 2007 and 2006, respectively.

          Effective January 1, 2006, the Company established a second qualified defined contribution plan that matches 100% of the first 4% of a participant’s contributions of a participant’s compensation. All employees hired after May 31, 1996 were also eligible for a discretionary contribution. The plan includes the employees of the Company not covered under the collective bargaining agreement in Ilion, New York. The Company’s matching expense and contribution to this plan was approximately $2.2, $1.9 and $1.7 in 2008, 2007 and 2006, respectively. The existing qualified defined contribution plan that matches 50% of a participant’s contributions up to a maximum of 6% of a participant’s compensation remains for all union employees in Ilion, New York.

          Effective January 1, 1998, the Company adopted a non-qualified defined contribution plan. The Company’s matching expense and contribution was zero in 2008 and 2007 and $0.1 in 2006. This plan was amended in 2006 to allow participants to make an election to receive a distribution of their full accounts balance. On January 16, 2007, $2.1 was distributed to the participants.

          In addition, Marlin has a qualified defined contribution plan. Marlin matches 100% of employee contributions for the first 3% of earnings and matches 50% of employee contributions for the next 2% of earnings up to a maximum of 4% of total compensation. Eligible participants are those who have reached age 21 and who have completed at least six months of service. Employees who were active participants in the defined benefit plan as of December 31, 2007 when the Marlin Pension Plan was frozen are also eligible for an additional 1% employer contribution. The Company’s matching expense was approximately $0.6 in 2008, $0.5 in 2007 and $0.4 in 2006.

          H&R also has a qualified defined contribution plan. H&R matches 100% of employee contributions for the first 2% of earnings. Eligible participants are those who have reached age 18 and who have completed as least one year of service. H&R’s matching expense to this plan was approximately $0.1 in each of 2008, 2007 and 2006.

          Participants in the Marlin defined contribution plans are fully vested in the Company’s contributions after completing six years of service. Participants in the H&R defined contribution plans are fully vested in the Company’s contributions effective July 1, 2008.

Postretirement Benefit Plan:

          As a result of the acquisition of Marlin, the Company now sponsors two unfunded postretirement defined benefit plans which provide certain employees and their eligible dependents and beneficiaries with retiree health and welfare benefits. The Marlin defined benefit postretirement healthcare plan (the “Marlin Postretirement Plan”) that covers Marlin employees who have 17 years of service at retirement. The Marlin Postretirement Plan is a contributory plan for which certain of Marlin retirees and their spouses are eligible. Marlin’s contribution is limited to a specified amount per month per retiree employee or retiree spouse, as defined by the Marlin Postretirement Plan.

          In 2007, the FGI Acquisition resulted in a new basis for the value of the Remington postretirement defined benefit plan. Accordingly, the Company decreased its estimated liability to equal the estimated projected benefit obligation in connection with applying the purchase method of accounting. This resulted in decreasing the liability for the plan by $9.5.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

          The following tables include amounts for all unfunded postretirement benefit plans unless noted otherwise:

Change in Benefit Obligation:

	Successor		Predecessor

		June 1- December 31,	January 1-May 31,
	2008	2007	2007

Benefit Obligation at Beginning of Year	$15.2	$15.3	$15.6
Addition of Marlin	4.7	—	—
Service Cost	0.5	0.3	0.2
Interest Cost	1.2	0.5	0.4
Participant Contributions	0.2	—	—
Actuarial Loss	(1.7)	(0.6)	(0.4)
Benefits Paid	(1.0)	(0.3)	(0.5)

Benefit Obligation at End of Year	$19.1	$15.2	$15.3

Accrued Benefit Cost:

	Successor		Predecessor

		June 1- December 31,	January 1-May 31,
	2008	2007	2007

Unfunded Status	$(19.1)	$(15.2)	$(15.3)
Unrecognized Net Actuarial Loss (Gain)	(0.2)	—	0.5
Employer Contributions	0.3	—	—
Unrecognized Prior Service Cost	—	—	(10.0)

Accrued Postretirement Benefit Obligation	$(19.0)	$(15.2)	$(24.8)

          The accrued postretirement benefit obligation is recorded on the consolidated balance sheet in the “Retiree Benefits, net of Current Portion” line.

Components of Net Periodic Benefit Cost for the periods:

	Successor		Predecessor

	2008	2007	2007	2006

	December 31	June 1 – December 31	January 1 – May 31	December 31

Service Cost	$0.5	$0.3	$0.2	$0.7
Interest Cost	1.2	0.5	0.4	1.3
Net Amortization and Deferral	—	(0.8)	(0.5)	0.1

Net Periodic Benefit Cost	$1.7	$0.0	$0.1	$2.1

Weighted average assumptions used to determine net periodic benefit cost for periods ended:

	Successor		Predecessor

	2008	2007	2007	2006

	December 31	June 1 – December 31	January 1 – May 31	December 31

Discount Rate	6.00%	6.00%	6.00%	5.75%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

Assumed Healthcare cost trend rates at December 31:

	2008	2007	2006

Healthcare cost trend rate assumed for next year	10.00%	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.25%	4.25%
Year that the rate reaches the ultimate trend rate	2013	2012	2011

Weighted average assumptions used to determine benefit obligations at:

	Successor		Predecessor

	2008	2007	2007	2006

	December 31	June 1 – December 31	January 1 – May 31	December 31

Discount Rate	6.25%	6.00%	6.00%	5.75%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

          Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease

Effect on total of service and interest cost	$—	$—
Effect on accumulated postretirement benefit obligation	0.2	(0.2)

          Estimated Future Benefit Payments — Following is a summary, as of December 31, 2008, of the estimated future benefit payments for our postretirement benefit plan in each of the next five fiscal years and in the aggregate for five fiscal years thereafter.

2009	$1.0
2010	1.2
2011	1.3
2012	1.4
2013	1.7
Years 2014-2018	8.8

          Amounts recognized in accumulated other comprehensive income (loss) for all plans consisted of $31.4 and $5.4 at December 31, 2008 and 2007, respectively. The estimated net loss for the postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $6.2.

Note 13—Debt

          Short-term debt of $3.2 and $3.5 at December 31, 2008 and 2007, respectively, consists of an unsecured, fixed interest agreement for financing the Company’s insurance premiums. The interest rate under this agreement was 4.6% and 4.9% at December 31, 2008 and 2007, respectively.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

          Long-term debt at December 31, 2008 and 2007 consisted of the following:

	2008	2007

10.5% Senior Subordinated Notes due 2011	$202.1	$203.2
Revolving Credit Facility	51.8	—
Term Loan	20.3	25.0
Capital Lease Obligations (Note 14)	0.9	0.7
Due to RACI Holding, Inc.	0.7	0.9

Subtotal	275.8	229.8
Less: Current Portion	6.7	4.8

Total	$269.1	$225.0

10.5% Senior Subordinated Notes due 2011

          The FGI Acquisition resulted in a new basis in the value of the Notes. Accordingly, the Notes were adjusted to their fair value of $203.8 as of May 31, 2007. The premium associated with the adjustment is being amortized through interest expense over the remaining term of the Notes. Debt acquisition costs associated with obtaining waivers, consents and amendments in the amount of $4.2 related to the Notes and $1.0 related to the revolver were capitalized in the June 1, 2007 opening balance sheet and are being amortized into interest expense over the remaining term of the Notes.

          The Notes are redeemable at the option of the Company, in whole or in part, any time with a redemption price of the principal amount of 100.0%. The Notes are unsecured senior obligations of the Company that are contractually pari passu with all existing and future senior indebtedness, if any, of the Company, but are effectively subordinate to secured indebtedness, including its indebtedness under the Amended and Restated Credit Agreement to the extent of the assets securing such indebtedness.

          The Indenture and the Amended and Restated Credit Agreement, as amended by the First Amendment, Second Amendment and the Letter Amendment, contain various restrictions on the Company’s ability to incur debt, pay dividends and enter into certain other transactions. In addition, the Indenture permits repurchases of the Notes on the open market, subject to an aggregate discounted amount of $20.0 contained in the Amended and Restated Credit Agreement.

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

3)	Includes a letter of credit sub-facility of up to $15.0, under which the Company has aggregate outstanding letters of credit of $7.1 as of December 31, 2008;

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

          The interest rate margin for the Alternate Base Rate and the Euro-Dollar loans at December 31, 2008 was (0.50%) and 1.00%, respectively. The weighted average interest rate under the Company’s outstanding credit facility was 3.89% and 7.09% for the years ended December 31, 2008 and 2007, respectively.

          As of December 31, 2008 approximately $49.8 in additional borrowings including the minimum availability requirement of $27.5 was available as determined pursuant to the Amended and Restated Credit Agreement.

          On November 13, 2007, as part of the Second Amendment, the Company added a $25.0 Term Loan Commitment at an interest rate of LIBOR plus 200 basis points (which was 6.84% at December 31, 2007) with monthly principal payments of $0.5, plus interest, beginning May 1, 2008 and continuing on the first day of each month thereafter, the final installment of which shall be the remaining principal balance of the Term Loan and shall be payable on the Commitment Termination Date, June 30, 2010. As a part of the Second Amendment, the Company can elect the interest rate of LIBOR plus 200 basis points or prime plus 50 basis points. The Company’s Term Loan was in LIBOR plus 200 basis points (or 3.88%) at December 31, 2008. The weighted average interest rate of the Company’s Term Loan at December 31, 2008 was 5.02%.

          Substantially all of our assets are pledged as security for our obligations under the Amended and Restated Credit Agreement pursuant to the Second Amendment thereto.

Note 14—Leases

          Future minimum lease payments under capital leases and noncancellable operating leases, together with the present value of the net minimum capital lease payments at December 31, 2008, are as follows:

	Capital Leases	Operating Leases

Minimum Lease Payments for Years Ending December 31:
2009	$0.5	$1.0
2010	0.1	1.0
2011	0.3	0.1
2012	—	—
2013	—	—
Thereafter	—	—

Total Minimum Lease Payments	0.9	$2.1

Less: Amount representing interest	—

Present Value of Net Minimum Lease Payments	$0.9

          Rental expenses for operating leases for the year ended December 31, 2008 was $1.6. Rental expenses for operating leases for the seven months ended December 31, 2007 was $0.9. Rental expenses for operating leases for the five months ended May 31, 2007 was $0.6. Rental expenses for operating leases for year ended December 31, 2006 was $1.5. The Company leases a portion of its equipment under operating leases that expire at various dates through 2011.

Note 15—Stock Purchase, Option Plans and Restricted Stock Awards

          Stock Purchase and Option Plan — On May 14, 2008, the board of directors of FGI (the “FGI Board”) adopted the American Heritage Arms, Inc. 2008 Stock Incentive Plan (the “Plan”). The Plan is designed to provide a means by which certain current employees, officers, non-employee directors and other individual service providers, including those of Remington and other subsidiaries of FGI, may be given an opportunity to benefit from increases in the value of FGI common stock (the “Common Stock”), through the grant of awards. FGI, by means of the Plan, seeks

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

to retain the services of such eligible persons and to provide incentives for such persons to exert maximum efforts for the success of FGI and its subsidiaries.

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

          In 2008, the FGI Board, following consultation with Remington’s Compensation Committee, granted 1,910,834 nonqualified stock option awards and 118,074 shares of Common Stock to various members of Remington’s management and board of directors. The vesting of the options and shares of Common Stock occur at various times through July 2012. Also in 2008, 112,454 nonqualified stock option awards were forfeited due to the departure of certain members of Remington’s management and 27,122 were transferred to other FGI companies due to the movement of a member of Remington’s management to another FGI company. For the year ended December 31, 2008, the Company recognized $1.2 in expense related to these options and Common Stock. In addition, the Company expects to recognize approximately $3.2 in total stock compensation expense in relation to these grants through 2012.

          A summary of the stock option transactions for the Plan from January 1, 2008 through December 31, 2008 follows:

	2008

	Number of Awards	Weighted Average Exercise Price

Awards outstanding, January 1, 2008	—	$2.55
Granted	1,910,834	$2.55
Exercised	—	$2.55
Transferred	27,122	$2.55
Forfeited	112,454	$2.55

Awards outstanding, December 31, 2008	1,771,258	$2.55

Awards vested, December 31, 2008	281,826	$2.55

Shares available for grant to all FGI companies, December 31, 2008	365,797

          The following table summarizes information about stock options outstanding in connection with the Plan at December 31, 2008:

	Awards Outstanding			Awards Vested

Range of exercise prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$2.55	1,771,258	6.43	$2.55	281,826	$2.55

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

          The fair value of granted options for the Plan was estimated at the grant date using the Black-Scholes pricing model with the following assumptions and results:

Year Ended December 31,	2008

Expected dividend yield	—
Expected volatility	63%
Weighted average risk-free interest rate	3.03%
Expected holding period (in years)	6.43
Weighted average fair value of awards	$1.58

          Restricted Stock Plan— As a result of a merger of FGI and another Cerberus portfolio company in December 2007, certain restricted units in this other Cerberus portfolio company were converted to performance-based and service-based restricted common stock of FGI. On May 14, 2008, a modification was made resulting in the restricted common stock becoming all service-based rather than both performance-based and service-based. As certain of these shares were provided to individuals that are now employees of Remington, any compensation expense related to the remaining vesting period is being recognized by Remington and was less than $0.1 for the year ended December 31, 2008. As of December 31, 2008, the 28,068 vested shares had a value of approximately $0.1 and the 52,126 unvested shares had a value of approximately $0.1.

     Restricted stock activity was as follows for the year ended December 31, 2008:

	Number of Awards	Weighted- Average Grant Date Fair Value Per Share

Balance at January 1, 2008	418,975	$1.64
Granted	118,074	$2.55
Transferred	115,192	$1.23
Forfeited	—	—
Balance at December 31, 2008	421,857	$2.01
Awards Vested	369,731	$2.13

Note 16—Investment in INTC

          On October 31, 2008, the Company entered into a membership interest purchase and investment agreement between Remington, International Non-Toxic Composites Corp., and INTC USA, LLC (“INTC USA”). Remington contributed an initial investment of approximately $0.8, with subsequent cash contributions up to a total of $1.5. The Company owns 27.1% of the issued and outstanding membership interests in INTC USA. INTC USA owns a majority interest in Springfield Munitions Company, LLC, which with Delta Frangible Ammunition, LLC owns intellectual property rights related to manufacturing rights for various shot, ammunition and other products. The Company believes this membership interest will allow INTC USA to acquire, construct and/or lease and thereafter equip and operate a manufacturing facility for the production of products for sale to the Company and others.

          Management has assessed the accounting treatment of INTC USA and is accounting for its investment under the equity method of accounting as outlined in the provisions of APB Opinion 18. Accordingly, an investment is recognized on the Company’s balance sheet (included in “Other Noncurrent Assets”) at the carrying value of the Company’s cumulative cash contributions to INTC USA adjusted for the Company’s cumulative equity in (earnings) loss recorded on the Company’s statement of operations, and the Company’s 27.1% share of INTC USA’s operating results is recorded in the Company’s statement of operations (included in “Equity in (Earnings) Loss from Unconsolidated Joint Venture”) during each period that INTC USA produces financial results. If the Company’s share of cumulative net losses exceeds the investment in INTC USA, the Company will discontinue recognition of net losses in accordance with APB 18 since the Company does not guarantee or is not otherwise committed to fund the obligations of INTC USA.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

          The following summarizes the Company’s investment account balance associated with INTC USA at December 31, 2008:

Account	Amount

Investment in Consolidated Joint Venture	$0.8
Equity in (Earnings) Losses from Consolidated Joint Venture	—

Note 17—Commitments and Contingencies

Purchase Commitments

          The Company has various purchase commitments, approximating $5.7, $1.8, $0.8, $0.5 $0.4 for 2009, 2010, 2011, 2012 and 2013, respectively, for services incidental to the ordinary conduct of business, including, among other things, a services contract with its third party warehouse provider. Such commitments are not at prices in excess of current market prices. Included in the purchase commitment amount are the Company’s purchase contracts with certain raw materials suppliers, for periods ranging from one to seven years, some of which contain firm commitments to purchase minimum specified quantities. The Company has leased equipment that allows the Company to manufacture its own steam supply as a result of the contract settlement and accordingly is no longer dependent on a third party for this manufacturing requirement. Otherwise, such contracts had no significant impact on the Company’s financial condition, results of operations, or cash flows during the reporting periods presented herein.

Product Liability Litigation

          Since December 1, 1993, the Company has maintained insurance coverage for product liability claims subject to certain self-insured retentions on a per-occurrence basis for personal injury or property damage relating to occurrences arising after the Asset Purchase. The Company believes that its current product liability insurance coverage for personal injury and property damage is adequate for the Company’s needs. The Company’s current product liability insurance policy runs from December 1, 2008 through November 30, 2009 and provides for certain self-insured retention amounts per occurrence. It also includes a limited batch clause provision, which allows that a single retention be assessed when the same defects manufactured in a common lot or batch results in multiple injuries or damages to third parties. The policy excludes from coverage any pollution-related liability. Based in part on the nature of the Company’s products, there can be no assurance that the Company will be able to obtain adequate product liability insurance coverage upon the expiration of the current policy. Certain of the Company’s current excess insurance coverages expressly excludes actions brought by municipalities as described below.

          As a result of contractual arrangements, the Company manages the joint defense of product liability litigation involving Remington brand firearms and the Company’s ammunition products for both Remington and the 1993 Sellers. As of September 30, 2008, approximately 15 individual bodily injury cases and claims were pending, primarily alleging defective product design, defective manufacture and/or failure to provide adequate warnings; some of these cases seek punitive as well as compensatory damages. The Company has previously disposed of a number of other cases involving post-Asset Purchase occurrences by settlement. The 15 pending cases involve post-Asset Purchase occurrences for which the Company bears responsibility under the Purchase Agreement.

          The relief sought in individual cases includes compensatory and, sometimes, punitive damages. Certain of the claims and cases seek unspecified compensatory and/or punitive damages. In others, compensatory damages sought may range from less than $50,000 to in excess of $1.0 and punitive damages sought may exceed $1.0. Of the individual post-Asset Purchase bodily injury cases and claims pending as of September 30, 2008, the plaintiffs and claimants seek either compensatory and/or punitive damages in unspecified amounts or in amounts within these general ranges. In the Company’s experience, initial demands do not generally bear a reasonable relationship to the facts and circumstances of a particular matter, and in any event, are typically reduced significantly as a case proceeds. The Company believes that its accruals for product liability cases and claims, as described below, are a superior quantitative measure of the cost to it of product liability cases and claims.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

          At December 31, 2008 and 2007, the Company’s accrual for product liability cases and claims was $13.4 and $10.5, respectively. The amount of the Company’s accrual for product liability cases and claims is based upon estimates developed as follows. The Company establishes reserves for anticipated defense and disposition costs to us of those pending cases and claims for which it is financially responsible. Based on those estimates and an actuarial analysis of actual defense and disposition costs incurred by the Company with respect to product liability cases and claims in recent years, the Company determines the estimated defense and disposition costs for unasserted product liability cases and claims. The Company combines the estimated defense and disposition costs for both pending and unasserted cases and claims to determine the amount of the Company’s accrual for product liability cases and claims. It is reasonably possible additional experience could result in further increases or decreases in the period in which such information is made available. The Company believes that its accruals for losses relating to such cases and claims are adequate. The Company’s accruals for losses relating to product liability cases and claims include accruals for all probable losses the amount of which can be reasonably estimated. Based on the relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Asset Purchase, the Company’s accruals for the uninsured costs of such cases and claims and the 1993 Sellers’ agreement to be responsible for a portion of certain post-Asset Purchase shotgun-related product liability costs, as well as the type of firearms products that the Company makes), the Company does not believe with respect to product liability cases and claims that any probable loss exceeding amounts already recognized through the Company’s accruals has been incurred.

          Because the Company’s assumption of financial responsibility for certain product liability cases and claims involving pre-Asset Purchase occurrences was limited to an amount that has now been fully paid, with the 1993 Sellers retaining liability in excess of that amount and indemnifying the Company in respect of such liabilities, and because of the Company’s accruals with respect to such cases and claims, the Company believes that product liability cases and claims involving occurrences arising prior to the Asset Purchase are not likely to have a material adverse effect upon the Company’s financial condition, results of operations or cash flows. Moreover, although it is difficult to forecast the outcome of litigation, the Company does not believe, in light of relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Asset Purchase, the Company’s accruals for the uninsured costs of such cases and claims and the 1993 Sellers’ agreement to be responsible for a portion of certain post-Asset Purchase shotgun-related product liability costs, as well as the type of firearms products that the Company makes), that the outcome of all pending post-Asset Purchase product liability cases and claims will be likely to have a material adverse effect upon the Company’s financial condition, results of operations or cash flows. Nonetheless, in part because the nature and extent of liability based on the manufacture and/or sale of allegedly defective products (particularly as to firearms and ammunition) is uncertain, there can be no assurance that the Company’s resources will be adequate to cover pending and future product liability occurrences, cases or claims, in the aggregate, or that a material adverse effect upon the Company’s financial condition, results of operations or cash flows will not result therefrom. Because of the nature of the Company’s products, the Company anticipates that it will continue to be involved in product liability litigation in the future. Because of the potential nature of injuries relating to firearms and ammunition, certain public perceptions of the Company’s products, and recent efforts to expand liability of manufacturers of firearms and ammunition, product liability cases and claims, and insurance costs associated with such cases and claims, may cause the Company to incur material costs.

Municipal Litigation

          In addition to these individual cases, as a manufacturer of shotguns and rifles, the Company has been named previously in several actions brought by various municipalities, primarily against manufacturers, distributors and sellers of handguns. However, the Company is not a defendant in any pending municipal litigation.

          A majority of states have enacted some limitation on the ability of local governments to file such lawsuits against firearms manufacturers. In addition, similar legislation limiting such lawsuits on a federal level has been proposed in both houses of Congress, most recently by the House of Representatives on October 20, 2005 and the Protection of Lawful Commerce in Arms Act was adopted in October 2005. However, the applicability of the law to various types of governmental and private lawsuits has been challenged in both state and federal courts.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

Litigation Outlook

          The Company is involved in lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. The Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Certain Indemnities

          As of the closing of the Asset Purchase in December 1993 under the Purchase Agreement, the Company assumed:

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

          All other liabilities relating to or arising out of the operation of the business prior to the Asset Purchase are excluded liabilities (the “Excluded Liabilities”), which the 1993 Sellers retained. The 1993 Sellers are required to indemnify the Company and its affiliates in respect of the Excluded Liabilities, which include, among other liabilities:

•	liability in excess of the Company’s limited financial responsibility for environmental claims and disclosed product liability claims relating to pre-closing occurrences;

•	liability for product liability litigation related to discontinued products; and

•	certain tax liabilities, and employee and retiree compensation and benefit liabilities and intercompany accounts payable which do not represent trade accounts payable.

          The 1993 Sellers’ overall liability in respect of their representations, covenants and the Excluded Liabilities under the Purchase Agreement, excluding environmental liabilities and product liability matters relating to events occurring prior to the purchase but not disclosed, or relating to discontinued products, is limited to $324.8. With a few exceptions, the 1993 Sellers’ representations under the Purchase Agreement have expired. The Company made claims for indemnification involving product liability issues prior to such expiration. See “—Product Liability Litigation”.

          In addition, the 1993 Sellers agreed in 1996 to indemnify the Company against a portion of certain product liability costs involving various shotguns manufactured prior to 1995 and arising from occurrences on or prior to November 30, 1999. These indemnification obligations of the 1993 Sellers relating to product liability and environmental matters (subject to a limited exception) are not subject to any survival period limitation, deductible or other dollar threshold or cap. The Company and the 1993 Sellers are also party to separate agreements setting forth agreed procedures for the management and disposition of environmental and product liability claims and proceedings relating to the operation or ownership of the business prior to the Asset Purchase, and are currently engaged in the joint defense of certain product liability claims and proceedings. See “Product Liability Litigation”.

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

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

Note 18—Income Taxes

          The provision (benefit) for income taxes consists of the following components:

	Successor		Predecessor

	2008	June 1- December 31, 2007	January 1- May 31, 2007	2006

Federal:
Current	$0.3	$0.1	$0.9	$—
Deferred	1.3	(5.5)	0.3	0.9
State:
Current	0.7	0.2	0.1	(0.2)
Deferred	—	(0.7)	—	0.2

	$2.3	$(5.9)	$1.3	$0.9

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	2008		2007

	Current	Noncurrent	Current	Noncurrent

Deferred tax assets:
Accrued employee and retiree benefits	$3.2	$12.1	$3.7	$9.5
Product liabilities, deferred revenue and other liabilities	3.4	6.1	2.1	3.6
Receivables and inventory	(0.4)	—	4.0	—
Debt Acquisition Costs and Bond Accretion	—	1.8	—	2.7
Other comprehensive income hedging	2.9	—	0.2	—
Other comprehensive income pension	—	22.5	—	3.3
Federal tax credits	—	—	0.3	0.2
State tax credits	0.1	1.6	0.2	1.5
Net operating losses	0.7	0.6	1.8	0.8

Total deferred tax assets	9.9	44.7	12.3	21.6
Valuation allowance	—	(0.1)	—	—

Net deferred tax assets	9.9	44.6	12.3	21.6

Deferred tax liabilities:
Deferred revenue	—	—	(1.2)	—
Property, plant and equipment	—	(25.3)	—	(23.4)
Intangible assets	—	(29.0)	—	(26.6)
Other comprehensive income hedging	—	—	—	—

Total deferred tax liabilities	—	(54.3)	(1.2)	(50.0)

Net deferred tax asset (liability)	$9.9	$(9.7)	$11.1	$(28.4)

          As of December 31, 2008, a valuation allowance of $0.1 was established as compared to no valuation allowance as of December 31, 2007 against deferred tax assets in accordance with the provisions of SFAS No. 109. The $0.1 change in the valuation allowance is for certain state tax benefits related to net operating loss carryforwards and tax credits that the Company does not believe will be realized before the benefits expire.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

          At December 31, 2008 the Company had various losses, credit and other carry-forwards available to reduce future taxable income and tax thereon. The carry-forwards, as well as the related tax benefits associated with the carry-forwards, will expire as follows:

Expiration	US Federal loss carry-forwards	State loss carry-forwards	Tax credit and other carry- forwards

1 – 5 years	$—	$0.4	$0.4
6 – 20 years	—	1.5	0.1
Beyond 20 years	—	—	2.1

Total	$—	$1.9	$2.6

          The following is a reconciliation of the statutory federal income tax rate to the Company’s effective income tax rates:

		Successor	Predecessor

	2008	June 1- December 31 2007	January 1- May 31 2007	2006

Federal statutory rate	(35.0)%	(35.0)%	35.0%	35.0%
State income taxes, net of federal benefits	1.1	(1.4)	5.2	(60.9)
Permanent differences, goodwill impairment	41.0	—	—	—
Permanent differences	0.3	2.3	1.8	(8.5)
State tax credits, net of federal benefits	—	(0.4)	4.4	(6.1)
Change in valuation allowance	0.3	—	(35.9)	175.3
Federal tax credits	(2.6)	—	—	—
Federal net operating loss	—	(1.6)	—	(56.4)
Other	1.1	0.1	2.1	(3.4)

Effective income tax rate	6.2%	(36.0)%	12.6%	75.0%

          The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized tax benefits. As a result of the Marlin Acquisition, FIN 48 was adopted with a resulting increase in the liability of $0.3. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows:

Gross Unrecognized Tax Benefits	2008	2007

Balance January 1	$0.8	$0.8
Tax positions related to the current period:
Gross increases	4.1	—
Gross decreases	—	—
Tax positions related to the prior period:
Gross increases	—	—
Gross decreases	—	—

Balance December 31	$4.9	$0.8

          Of the amount of gross unrecognized tax benefits at the end of 2008, approximately $2.6 would, if recognized, impact our effective tax rate, with the remaining amount comprised of unrecognized tax benefits related to gross temporary differences. We expect that our unrecognized tax benefits could decrease up to $2.5 over the next 12 months with the filing of a tax accounting method change.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

          The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company recognized $0.2 associated with interest and penalties for the period January 1, 2008 through December 31, 2008. The Company had approximately $0.5 and $0.7 accrued for interest and penalties at December 31, 2007 and 2008, respectively.

Note 19—Related Party Transactions

          Successor

          Remington paid Meritage Capital Advisors, LLC (“Meritage”) a fee of $2.0 during the seven month period between June 1 and December 31, 2007 in connection with transaction advisory services. In addition, Remington paid Meritage a fee of $0.2 during 2008 in connection with transaction advisory services. Walter McLallen serves as a member of Remington’s Board of Directors and is a managing director of Meritage.

          Remington paid Cerberus Partners fees totaling $1.4 in 2008 and $0.4 during the seven month period between June 1 and December 31, 2007 for consulting services provided in connection with improving operations. Cerberus Partners is an affiliated entity of Cerberus. Cerberus owns over 95% of FGI.

          As of December 31, 2008, $0.7 is due Holding representing the outstanding principal balance of two notes established in connection with the Kentucky economic development project. During 2008, a third note established in connection with the Kentucky economic development project was paid in full to Holding. The Company also recorded approximately $0.1 of interest expense on the notes in 2008.

          In 2008, Remington purchased approximately $10.7 of products from Bushmaster Firearms International, LLC (“BFI”). In addition, Remington sold services to BFI totaling approximately $1.1 and had sales of certain products to BFI totaling approximately $1.0. BFI is owned by Bushmaster Holdings, LLC (“Bushmaster”), which in turn is owned by FGI.

          Remington loaned EOTAC less than $0.1 in 2008 for a vehicle. The loan calls for monthly payments payable over three years. The vehicle serves as collateral for the loan.

          Remington paid other fees for relocation services totaling approximately $0.3 and provided certain products totaling approximately $0.1 to other entities affiliated through common ownership in 2008.

          Predecessor

          BRSE, L.L.C., the general partner of the BRS Fund, which owned 61.3% of the outstanding common stock of Holding at December 31, 2006, is a private investment fund managed by Bruckmann, Rosser, Sherrill & Co. L.L.C. (“BRS”). The CDR Fund, which owned 13.0% of the outstanding Common Stock of Holding at December 31, 2006 (and through proxy controlled 26.6% of the voting rights), is a private investment fund managed by Clayton, Dubilier & Rice, Inc. (“CD&R”). CD&R also held the Holding Notes until the Closing Date of the FGI Acquisition. Both BRS and CD&R received an annual fee for management and financial consulting services provided to the Company and reimbursement of related expenses. Fees and expenses paid to CD&R and BRS for the five months ending May 31, 2007 were $0.3 and $0.3, respectively. Subsequent to May 31, 2007 and as a result of the FGI Acquisition, neither the BRS Fund nor the CDR Fund own any of the common stock of Remington or Holding.

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

          During January 1 through May 31, 2007, the Company recorded $1.5 of compensation expense relating to the employee stock options and the deferred shares expense in accordance with SFAS 123(R). In addition, the Company recorded $0.2 of mark-to-market expense related to the redeemable shares in accordance with SFAS 123(R).

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

          Remington paid fees to the law firm of Debevoise & Plimpton LLP during 2006 for legal services rendered. Franci J. Blassberg, Esq., a member of Debevoise & Plimpton LLP, is married to Joseph L. Rice, III, who is the Chairman, a director and a stockholder of CD&R and a general partner of Associates IV. Fees and expenses paid to Debevoise & Plimpton LLP for 2006 were $1.5.

          During 2006, the Company recorded $0.3 of compensation expense relating to the employee stock options in accordance with SFAS 123(R).

          As of December 31, 2006, $0.9 was due to Holding representing the outstanding principal balance of three notes established in connection with the Kentucky economic development project. During 2006, a payment of $0.1 was made to Holding for interest expense in connection with loans for a Kentucky economic development project.

Note 20—Financial Instruments

          The estimated fair value of the Company’s debt at December 31, 2008 was $234.9 compared to a carrying value of $279.0. These 2008 amounts include short-term debt of $3.2 for the financing of the Company’s insurance policies. The estimated fair value of the Company’s debt at December 31, 2007 was $233.3 compared to a carrying value of $227.1. These 2007 amounts include short-term debt of $3.5 for the financing of the Company’s insurance policies. The estimated fair value of long-term debt is primarily based upon quoted market prices for the Company’s Notes, and based upon carrying value for the Company’s short term indebtedness and its variable-rate Credit Facility.

          The Company purchases copper and lead (and zinc in 2006 and 2007) options contracts to hedge against price fluctuations of anticipated commodity purchases. The options contracts limit the unfavorable effect that cost increases will have on these metal purchases.

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

          At December 31, 2008, the fair value of the Company’s outstanding option contracts designated as cash flow hedges relating to firm commitments and anticipated consumption (aggregate notional amount of 31 million pounds of copper and lead) up to 12 months from such date was $0.8, as determined with the assistance of the Company’s commodity broker. During the twelve months ended December 31, 2008, a net gain on a net-of-tax basis of $0.9 on derivative instruments was reclassified to cost of sales from accumulated other comprehensive income, and a net loss on a net-of-tax basis of $3.6 was recorded to accumulated other comprehensive income and to prepaid expenses and other current assets.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

Predecessor

          At December 31, 2006, the fair value of the Company’s outstanding derivatives contracts relating to firm commitments and anticipated consumption (aggregate notional amount of 44.6 million pounds of copper and lead) up to eighteen months from such date was $6.6, as determined with the assistance of the Company’s commodity broker.

          The option contracts designated as cash flow hedges that had settled prior to May 31, 2007 and the associated realized gain was deferred and was to be recognized in cost of sales as the inventory was sold. In connection with accounting for the FGI Acquisition, the deferred gain of $1.2 was considered as part of the preliminary purchase price allocation.

          At May 31, 2007 the fair value of the Company’s outstanding option contracts designated as cash flow hedges relating to firm commitments and anticipated consumption (aggregate notional amount of 30.2 million pounds of copper, lead and zinc) was $9.6, fixing the cost on a like amount of pounds purchased. At May 31, 2007, the Company assessed the hedge effectiveness and determined that there will be no future commodity purchases by the predecessor company (for financial reporting purposes), and therefore the Company has concluded that the unsettled option contracts did not meet the requirements for cash flow hedge accounting. This resulted in a gain of $4.9 being recorded on May 31, 2007 for the unsettled contracts, which was recorded in other income (loss). The successor assumed the outstanding contracts as part of the FGI Acquisition.

          During the five month period ended May 31, 2007, a net gain on a net-of-tax basis of $3.8 on derivative instruments was reclassified to earnings from accumulated other comprehensive income. During the twelve month period ended December 31, 2006, a net gain on a net-of-tax basis of $7.4 on derivative instruments was reclassified to cost of sales from accumulated other comprehensive income, and a net gain on a net-of-tax basis of $5.8 was recorded to accumulated other comprehensive income and to prepaid expenses and other assets.

Note 21—Segment Information

          The Company identifies its reportable segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). Based upon SFAS 131, the Company’s business is classified into two reportable segments: Firearms, which designs, manufactures and imports, and markets primarily sporting shotguns and rifles (which includes results of the Marlin Acquisition since February 1, 2008), and Ammunition, which designs, manufactures and markets sporting ammunition and ammunition reloading components. The remaining operating segments, which include accessories and other gun-related products, the manufacture and marketing of clay targets and powder metal products, licensed products, technology products and apparel are combined into our All Other reporting segment. Other reconciling items include corporate, other assets not allocated to the individual segments and discontinued operations. The chief operating decision makers are a group of executive officers.

          Although the Company reports its financial results in accordance with U.S. GAAP, the Company primarily evaluates the performance of its segments and allocates resources to them based on the non-GAAP financial measure “Adjusted EBITDA”, which is unaudited. Adjusted EBITDA differs from the term “EBITDA” as it is commonly used, and is substantially similar to the measure “Consolidated EBITDA” that is used in the Indenture. In addition to adjusting net income (loss) to exclude income taxes, interest expense, and depreciation and amortization, Adjusted EBITDA also adjusts net income (loss) by excluding items or expenses not typically excluded in the calculation of “EBITDA”, such as noncash items, gain or loss on asset sales or write-offs, extraordinary, unusual or nonrecurring items, including certain transaction activity associated with the FGI Acquisition and the Marlin Acquisition and certain “special payments” to Remington employees who held options and deferred shares in respect of Holding common stock, consisting of amounts that are treated as compensation expense by Remington and are paid in connection with payments of dividends to holders of Holding common stock.

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

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

          Adjusted EBITDA is not a measure of performance defined in accordance with U.S. GAAP. However, management believes that Adjusted EBITDA is useful to investors in evaluating the Company’s performance because it is a commonly used financial analysis tool for measuring and comparing companies in the Company’s industry in areas of operating performance. Management believes that the disclosure of Adjusted EBITDA offers an additional view of the Company’s operations that, when coupled with the U.S. GAAP results and the reconciliation to GAAP results, provides a more complete understanding of the Company’s results of operations and the factors and trends affecting the Company’s business.

          Adjusted EBITDA should not be considered as an alternative to net income (loss) as an indicator of the Company’s performance or as an alternative to net cash provided by operating activities as a measure of liquidity. The primary material limitations associated with the use of Adjusted EBITDA as compared to U.S. GAAP results is (i) it may not be comparable to similarly titled measures used by other companies in the Company’s industry, and (ii) it excludes financial information that some may consider important in evaluating the Company’s performance. The Company compensates for these limitations by providing disclosure of the differences between Adjusted EBITDA and U.S. GAAP results, including providing a reconciliation of Adjusted EBITDA to U.S. GAAP results, to enable investors to perform their own analysis of the Company’s operating results.

          A reconciliation containing adjustments from U.S. GAAP results to Adjusted EBITDA is included in this Note 21.

Information on Segments:

	Successor		Predecessor

	2008 January 1 – December 31	2007 June 1 – December 31	2007 January 1- May 31	2006 January 1- December 31

Net Sales:
Firearms	$295.2	$138.7	$80.5	$223.4
Ammunition	275.9	169.3	78.9	204.9
All Other	20.0	14.0	7.6	17.7

Consolidated Net Sales	$591.1	$322.0	$167.0	$446.0

Adjusted EBITDA:
Firearms	$27.3	$21.8	$12.3	$22.9
Ammunition	43.3	17.4	10.5	17.5
All Other	3.4	2.3	0.6	1.1
Other Reconciling Items	(3.2)	(3.4)	(0.2)	1.0

Adjusted EBITDA	$70.8	$38.1	$23.2	$42.5

	Successor		Predecessor

	December 31, 2008	December 31, 2007	December 31, 2006

Assets:
Firearms	$205.2	$147.4	$151.0
Ammunition	156.7	137.0	122.2
All Other*	41.6	29.6	21.5
Other Reconciling Items	130.6	188.1	76.6

Consolidated Assets	$534.1	$502.1	$371.3

* For 2008, the Company has allocated goodwill to the reporting units, whereas in prior years it was included in the All Other Items total.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

	Successor		Predecessor

	2008 January 1 – December 31	2007 June 1 – December 31	2007 January 1- May 31	2006 January 1 – December 31

Gross Capital Expenditures:
Firearms	$9.1	$2.9	$0.3	$2.8
Ammunition	4.9	2.6	1.0	2.8
All Other	0.1	—	—	0.8
Other Reconciling Items	3.2	1.2	0.2	0.1

Gross Capital Expenditures	$17.3	$6.7	$1.5	$6.5

          The following table illustrates the calculation of Adjusted EBITDA, by reconciling Net Income (Loss) to Adjusted EBITDA:

	Successor		Predecessor

	2008 January 1 – December 31	2007 June 1 – December 31	2007 January 1- May 31	2006 January 1- December 31

Net Income (Loss)	$(39.4)	$(10.5)	$9.0	$0.3
Adjustments:
Depreciation Expense	15.6	8.3	4.2	10.0
Interest Expense (A)	24.6	14.6	10.9	28.0
Intangible Amortization	2.6	1.4	—	—
Equity in Losses From Unconsolidated Joint Ventures	—	0.5	—	0.4
Other Noncash Charges (B)	2.1	(6.1)	1.7	(0.3)
Non-Recurring Items (C)	15.6	35.8	(3.9)	3.0
Impairment Charges (See Note 4)	47.4	—	—	0.2
Income Tax (Benefit) Expense	2.3	(5.9)	1.3	0.9

Adjusted EBITDA	$70.8	$38.1	$23.2	$42.5

(A)

Interest expense includes amortization expense of deferred financing costs of $1.6, offset by $1.0, of amortization associated with the premium recorded on the Notes for the year ended December 31, 2008. Interest expense includes amortization expense of deferred financing costs of $1.0, offset by $0.6, of amortization associated with the premium recorded on the Notes for the seven month period ended December 31, 2007. Amortization expense of deferred financing costs included in the five month period ended May 31, 2007 is $0.6. Interest expense includes amortization of deferred financing costs of $1.6 for the year ended December 31, 2006.

(B)

Other Non-cash Charges consist of the following: (i) the year ended December 31, 2008 included $1.4 accrual for retiree benefits and $0.7 loss on disposal of assets; (ii) the seven months ended December 31, 2007, included expense of $0.3 accrual for retiree benefits, offset by a gain of $6.4 associated with an amendment to the defined benefit pension plan to freeze benefits for hourly paid employees under a new collective bargaining agreement reached in October 2007. For the five month predecessor period ended May 31, 2007, other non-cash charges consisted of $1.5 of other compensation expense associated with the accelerated vesting and buyout of Holding stock options and the conversion of the Holding deferred shares to equity under SFAS 123(R), and $0.2 of mark-to-market expense associated with the redeemable shares of Holding common stock; and (iii) the year ended December 31, 2006 included $6.0 accrual for retiree benefits, $0.8 loss on disposal of assets, and $0.3 of other compensation expense associated with stock option expense recognition under SFAS 123(R), offset by a curtailment gain of $7.4 associated with an amendment to the pension plan to freeze benefits for salaried employees.

(C)	Non-recurring items are comprised of the items listed in the table below:

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

Nonrecurring Items:	Successor		Predecessor

	2008 January 1– December 31	2007 June 1- December 31	2007 January 1- May 31	2006 January 1- December 31

Restructuring Expenses	$2.9	$3.5	$—	$—
Rollout of Inventory Write Up from Acquisitions	3.0	28.7	—	—
Hedging Adjustments	2.9	3.1	(4.9)	—
Marlin and H&R Integration Costs	2.1	—	—	—
Write off of Surveillance Products Inventory	3.1	—	—	—
Stock Compensation Expense	1.2	—	—	—
Gain on Sale of Investment	(1.5)
Severance Related to H&R Closing	0.8	—	—	—
Certain Employee Separation Benefits	0.8	0.2	0.1	—
Other Fees and Transaction Costs	0.3	0.8	0.9	2.8
Other	—	(0.5)	—	0.2

Total Nonrecurring Items	$15.6	$35.8	$(3.9)	$3.0

Geographic Information:

	Successor		Predecessor

	2008 January 1- December 31	2007 June 1– December 31	2007 January 1- May 31	2006 January 1- December 31

Net Sales:
Domestic	$512.9	$289.2	$142.4	$418.3
Foreign	78.2	32.8	24.6	27.7

Consolidated Net Sales	$591.1	$322.0	$167.0	$446.0

          There are no material assets owned by the Company outside the United States. Approximately 18% of the Company’s sales in 2008 consisted of sales made to a single customer. Approximately 20% of the Company’s sales in the seven months ended December 31, 2007 and approximately 12% of the Company’s sales in the five months ended May 31, 2007 consisted of sales made to a single customer. Approximately 18% in 2006 consisted of sales made to a single customer. This customer affects sales to all of our segments. The Company’s sales to this customer are generally not governed by a written contract between the parties. Although the Company believes its relationship with this customer is good, the loss of this customer or a substantial reduction in sales to this customer could adversely affect the Company’s financial condition or results of operations. No other single customer comprises greater than or equal to 10% of sales.

Note 22—Financial Position and Results of Operations of Remington Arms Company, Inc.

          The following condensed consolidating financial data provides information regarding the financial position and results of operations of Remington (excluding its consolidated joint venture EOTAC, which is not a guarantor of the Notes) and Remington’s 100% owned subsidiaries: Marlin and its 100% owned subsidiary H&R; RA Brands; RA Factors (which was merged with and into Remington as of December 31, 2006); and Remington Steam. This information complies with Rule 3-10 of Regulation S-X and does not contain the financial statement disclosures required for a complete set of financial statements as required by U.S. GAAP. Separate financial statements of Holding, Remington’s sole stockholder, and FGI, Holding’s sole stockholder, are not presented because management has determined that they would not be material to holders of the Notes as neither Holding nor FGI are guarantors of the Notes. The Notes are fully and unconditionally guaranteed on a joint and several basis by all of Remington’s subsidiaries, except Remington Steam. Although Remington Steam is a discrete legal entity, it is disregarded as an entity separate from its owner and has no separate financial information. Holding does not have any significant independent operations or assets other than its interests in Remington.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

REMINGTON ARMS COMPANY, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2008

	Remington And Remington Steam (1)	Combined Guarantor Subsidiaries	Eliminations	Remington Arms Co. and Subsidiaries (1)

ASSETS
Current Assets	$291.4	$5.4	$—	$296.8
Receivable from Remington, Net	—	100.6	100.6	—
Equity method investment in subsidiaries	129.2	—	129.2	—
Noncurrent Assets	168.8	67.7	—	236.5

Total Assets	$589.4	$173.7	$229.8	$533.3

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities	$84.1	$9.5	$—	$93.6
Payable to RACI Holding, Inc., Net	0.7	—	—	0.7
Payable to RA Brands, L.L.C., Net	100.6	—	100.6	—
Noncurrent Liabilities	351.6	35.0	—	386.6
Stockholder’s Equity	52.4	129.2	129.2	52.4

Total Liabilities and Stockholder’s Equity	$589.4	$173.7	$229.8	$533.3

(1) Excluding Remington’s consolidated joint venture EOTAC, as they are not guarantors of the Notes.

REMINGTON ARMS COMPANY, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2007

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

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

REMINGTON ARMS COMPANY, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Successor

Year Ended December 31, 2008	Remington and Remington Steam (1)	Combined Guarantor Subsidiaries	Eliminations	Remington and Subsidiaries (1)

Net Sales	$529.2	$61.8	$—	$591.0
Cost of Sales	(388.3)	(58.5)	—	(446.8)

Gross Profit	140.9	3.3	—	144.2
Subsidiary Income (Expense)	(8.8)	8.8	—	—
Research and Development Expenses	—	(7.1)	—	(7.1)
All Other Expense	(168.9)	(7.7)	—	(176.6)
Loss from Equity Investees	(2.7)	—	(2.7)	—

Net Loss	$(39.5)	$(2.7)	$(2.7)	$(39.5)

(1) Excluding Remington’s consolidated joint venture EOTAC, as they are not guarantors of the Notes.

June 1 - December 31, 2007	Remington and Remington Steam	Combined Guarantor Subsidiary	Eliminations	Remington and Subsidiary

Net Sales	$322.0	$—	$—	$322.0
Cost of Sales	(269.3)	—	—	(269.3)

Gross Profit	52.7	—	—	52.7
Subsidiary Income (Expense)	(13.2)	13.2	—	—
Research and Development Expenses	—	(3.6)	—	(3.6)
All Other Income (Expenses)	(56.1)	(3.5)	—	(59.6)
Income from Equity Investees	6.1	—	6.1	—

Net Income (Loss)	$(10.5)	$6.1	$6.1	$(10.5)

Predecessor

January 1 - May 31, 2007	Remington and Remington Steam	Combined Guarantor Subsidiary	Eliminations	Remington and Subsidiary

Net Sales	$167.0	$—	$—	$167.0
Cost of Sales	(117.3)	—	—	(117.3)

Gross Profit	49.7	—	—	49.7
Subsidiary Income (Expense)	(7.0)	7.0	—	—
Research and Development Expenses	—	(2.7)	—	(2.7)
All Other Income (Expenses)	(37.5)	(0.5)	—	(38.0)
Income from Equity Investees	3.8	—	3.8	—

Net Income	$9.0	$3.8	$3.8	$9.0

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

Year Ended December 31, 2006	Remington and Remington Steam	Combined Guarantor Subsidiary	Eliminations	Remington and Subsidiary

Net Sales	$446.0	$—	$—	$446.0
Cost of Sales	(338.4)	—	—	(338.4)

Gross Profit	107.6	—	—	107.6
Subsidiary Income (Expense)	(31.2)	31.2	—	—
Research and Development Expenses	—	(6.4)	—	(6.4)

All Other Expense	(100.2)	(0.7)	—	(100.9)
Income from Equity Investees	24.1	—	24.1	—

Net Income	$0.3	$24.1	$24.1	$0.3

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
January 1 – December 31, 2008

Successor

	Remington and Remington Steam (1)	Combined Guarantor Subsidiaries	Eliminations	Remington and Subsidiaries (1)

Operating Activities
Net Cash Provided by (Used In) Operating Activities	$44.2	$(4.8)	$—	$39.4

Investing Activities
Purchase of Property, Plant and Equipment	(15.4)	(0.8)	—	(16.2)
Cash Received on Termination of Company-Owned Life Insurance	—	5.6	—	5.6
Cash Contribution to Membership Interest	(0.8)	—	—	(0.8)
Cash Contribution to Consolidated Joint Venture	(0.7)	—	—	(0.7)
Proceeds from Sale of Noncurrent Asset	1.5	—	—	1.5
Cash Refund from Marlin Firearms Escrow	0.3			0.3
Payment for purchase of Marlin Firearms, net cash acquired	(46.3)	—	—	(46.3)

Net Cash Used in (Provided by) Investing Activities	(61.4)	4.8	—	(56.6)

Financing Activities
Net Payments on Revolving Credit Facility	51.8	—	—	51.8
Cash Contributions from FGI	18.0	—	—	18.0
Cash Received from RACI Holding	0.2	—	—	0.2
Principal Payments on Long-Term Debt	(5.1)	—	—	(5.1)
Change in Book Overdraft	(5.3)	—	—	(5.3)

Net Cash Provided by Financing Activities	59.6	—	—	59.6

Change in Cash and Cash Equivalents	42.4	—	—	42.4
Cash and Cash Equivalents at Beginning of Period	23.3	1.0	—	24.3

Cash and Cash Equivalents at End of Period	$65.7	$—	$—	$66.7

(1) Excluding Remington’s consolidated joint venture EOTAC, as they are not guarantors of the Notes.

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
June 1 – December 31, 2007

	Remington and Remington Steam	Combined Guarantor Subsidiary	Eliminations	Remington and Subsidiary

Operating Activities
Net Cash Provided by Operating Activities	$65.3	$0.1	$—	$65.4

Investing Activities
Option Cancellation Payments	(1.1)	—	—	(1.1)
Purchase of Property, Plant and Equipment	(6.7)	—	—	(6.7)
Premiums paid for Company-Owned Life Insurance	(0.3)	—	—	(0.3)
Cash Surrender Value of Company-Owned Life Insurance	3.7	—	—	3.7
Cash Received on Sale of Unconsolidated Joint Venture	3.0	—	—	3.0

Net Cash Used in Investing Activities	(1.4)	—	—	(1.4)

Financing Activities
Net Payments on Revolving Credit Facility	(85.2)	—	—	(85.2)
Proceeds from Term Loan	25.0	—	—	25.0
Cash Contributions from FGI	6.1	—	—	6.1
Debt Issuance Costs	(0.5)	—	—	(0.5)
Principal Payments on Long-Term Debt	(0.3)	—	—	(0.3)
Change in Book Overdraft	5.3	—	—	5.3

Net Cash Used in Financing Activities	(49.6)	—	—	(49.6)

Change in Cash and Cash Equivalents	14.3	0.1	—	14.4
Cash and Cash Equivalents at Beginning of Period	9.0	—	—	9.0

Cash and Cash Equivalents at End of Period	$23.3	$0.1	$—	$23.4

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

REMINGTON ARMS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
January 1 – May 31, 2007

Predecessor

	Remington and Remington Steam	Combined Guarantor Subsidiary	Eliminations	Remington and Subsidiary

Operating Activities
Net Cash Used in Operating Activities	$(36.1)	$(0.2)	$—	$(36.3)

Investing Activities
Seller Related Expenses Paid by Remington	(4.7)	—	—	(4.7)
Transaction Costs Related to the FGI Acquisition	(5.1)	—	—	(5.1)
Purchase of Property, Plant and Equipment	(2.1)	—	—	(2.1)
Premiums paid for Company-Owned Life Insurance	(0.2)	—	—	(0.2)

Net Cash Used in Investing Activities	(12.1)	—	—	(12.1)

Financing Activities
Net Proceeds from Revolving Credit Facility	65.8	—	—	65.8
Cash Withheld from Sellers, Provided by FGI	4.7	—	—	4.7
Debt Issuance Costs	(5.2)	—	—	(5.2)
Amount Paid to Holding for FGI Acquisition Costs	(3.8)	—	—	(3.8)
Principal Payments on Long-Term Debt	(0.1)	—	—	(0.1)
Change in Book Overdraft	(4.5)	—	—	(4.5)

Net Cash Provided by Financing Activities	56.9	—	—	56.9

Change in Cash and Cash Equivalents	8.7	(0.2)	—	8.5
Cash and Cash Equivalents at Beginning of Period	0.3	0.2	—	0.5

Cash and Cash Equivalents at End of Period	$9.0	$—	$—	$9.0

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

REMINGTON ARMS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

Note 23—Quarterly Financial Data

2008	First	Second	Third	Fourth

Net Sales	$122.1	$131.9	$174.0	$163.1
Gross Profit	28.9	33.1	40.8	41.4
Net (Loss) Income (1)	(1.4)	(0.2)	2.9	(40.7)

	Predecessor		Successor

2007	Jan 1 – Mar 31	Apr 1 – May 31	Jun 1 – Jun 30	Jul 1- Sep 30	Oct 1 – Dec 31

Net Sales	$102.3	$64.7	$45.1	$157.3	$119.6
Gross Profit (2)	31.0	18.7	4.1	23.8	24.8
Net Income (Loss) (2)	4.8	4.2	(3.8)	(5.6)	(1.1)

(1) Impairment charges of $47.4 related to goodwill and trademarks were recorded in the fourth quarter of 2008 – See Note 4.

(2) A curtailment gain of $6.4 was recorded in the fourth quarter of 2007 associated with changes to the Defined Benefit Plan and the Supplemental Plan – See Note 12.

Schedule II

REMINGTON ARMS COMPANY, INC.

Valuation and Qualifying Accounts
Years Ended December 31, 2008, 2007, and 2006 (Dollars in Millions)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions to Reserve	Balance at End of Period

Description:
Deducted from Asset Account:
Allowance for Doubtful Accounts

YEAR ENDED
December 31, 2008	$(0.7)	$0.3	$0.1	$(0.3)

YEAR ENDED
December 31, 2007	$(1.2)	$0.1	$0.4	$(0.7)

YEAR ENDED
December 31, 2006	$(0.5)	$(0.8)	$0.1	$(1.2)

Description:
Deducted from Asset Account:
Inventory Reserves

YEAR ENDED
December 31, 2008	$(2.5)	$(5.6)	$5.1	$(3.0)

YEAR ENDED
December 31, 2007	$(2.1)	$(1.4)	$1.0	$(2.5)

YEAR ENDED
December 31, 2006	$(1.9)	$(0.7)	$0.5	$(2.1)

Description:
Deducted from Asset Account:
Valuation allowance for deferred tax assets

YEAR ENDED
December 31, 2008	$0	$(0.1)	$0	$(0.1)

YEAR ENDED
December 31, 2007	$(27.3)	$3.7	$0.7	$0 *

YEAR ENDED
December 31, 2006	$(25.6)	$(1.9)	$0.2	$(27.3)

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

          As of and for the period ended December 31, 2008 (the “Evaluation Date”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the Evaluation Date.

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

          Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

          There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position

Paul A. Miller (a)	50	Director, Executive Chairman
Robert W. Behn	69	Director
Bobby R. Brown (c)	76	Director
Grant Gregory	68	Director
General Michael W. Hagee (Ret.) (a)	64	Director
General George A. Joulwan (Ret.) (d)	69	Director
George Kollitides, II (a)(c)(d)	39	Director
Walter McLallen (a)(c)	43	Director
Scott Parker (b)	42	Director
James J. Pike (d)	66	Director
Edward H. Rensi	65	Director
Madhu Satyanarayana (b)	27	Director
Frank A. Savage (b)	61	Director
George Zahringer III (b)	55	Director
Theodore H. Torbeck (a)	52	Director, Chief Executive Officer
Thomas L. Millner*	55	Former Director and Former Chief Executive Officer
Stephen P. Jackson, Jr.	40	Chief Financial Officer, Treasurer, and Corporate Secretary
E. Scott Blackwell	47	Chief Sales Officer
John M. Dwyer, Jr.	50	Chief Technology Officer
Igor Popov	43	Chief Supply Chain Officer
Jeffrey B. Costantin	49	Chief Information Officer
Marc Hill	37	Chief Marketing Officer
Fredric E. Roth, Jr.	54	General Counsel

(a)	Member, Executive Committee

(b)	Member, Investment and Benefits Committee

(c)	Member, Audit Committee

(d)	Member, Compensation Committee

*	Mr. Millner announced that he was terminating his employment with Remington and resigning as a member of the Board and the Executive Committee, effective immediately, on March 13, 2009.

          After being elected by the sole stockholder, RACI Holding, Inc., each of our directors holds office until the next succeeding annual meeting of the stockholder.

          None of our officers or directors has any family relationship with any director or other officer. “Family relationship” for this purpose means any relationship by blood, marriage or adoption, not more remote than first cousin.

          The business experience during the past five years of each of the directors and executive officers listed above is as follows:

          Paul A. Miller has served as Remington’s Executive Chairman since October 2008. Prior to his appointment as Executive Chairman, Mr. Miller served as our non-executive Chairman of the Board from June 2008 to October 2008. From January 2007 until October 2008, Mr. Miller served as Senior Advisor to Cerberus Operations & Advisory Company, LLC. From January 2006 until January 2007, he served as President of

TechExec, Inc. From November 2004 until January 2006, Mr. Miller served as Chief Operating Officer of Velocita Wireless LLC. From prior to 2004 until October 2004, he served as President of TechExec, Inc. Mr. Miller also serves on the board of directors of Freedom Group, Inc., RACI Holding, Inc., The Marlin Firearms Company, Bushmaster Holdings, LLC, Bushmaster Firearms International, LLC, Bushmaster Custom Shop, LLC, DPMS Firearms, LLC, and Tier 1 Group LLC.

          Robert W. Behn has served as a Senior Advisor to our Executive Chairman since June 2008. From prior to 2004 until June 2008, Mr. Behn served as the Chief Executive Officer of The Marlin Firearms Company. Mr. Behn also serves on the board of directors of Freedom Group, Inc., RACI Holding, Inc., and The Marlin Firearms Company.

          Bobby R. Brown has served as a director of Remington since prior to 2004. Mr. Brown also serves on the board of directors of Freedom Group, Inc., RACI Holding, Inc., Delta Trust and Bank and Patriot Coal Company, Inc. In addition, Mr. Brown serves on the compensation committee of Delta Trust and Bank and the executive committee and the compensation committee of Patriot Coal Company, Inc.

          Grant Gregory has been employed by Cerberus Operations & Advisory Company since 2005. From prior to 2004 until 2005, Mr. Gregory was employed with Gregory & Hoenemeyer Investments. Mr. Gregory also serves on the board of directors of Freedom Group, Inc., RACI Holding, Inc., and Chrysler, LLC.

          General Michael W. Hagee (Ret.) served as the 33rd Commandant of the Marine Corps from prior to 2004 until November 2006 and retired January 1, 2007. General Hagee (Ret.) also serves on the board of directors of Freedom Group, Inc., RACI Holding, Inc., Bushmaster Holdings, LLC, DPMS Firearms, LLC, IAP World Wide Services and National Interest Security Co. LLC.

          General George A. Joulwan (Ret.) has served as President of One Team, Inc. since prior to 2004. He has been retired from the United States Army since prior to 2004. General Joulwan (Ret.) also serves on the board of directors of Freedom Group, Inc., RACI Holding, Inc., Bushmaster Holdings, LLC, General Dynamics Corporation, Alion, nGRAIN and IAP World Wide Services.

          George Kollitides has been employed with Cerberus since 2004, and is presently a Managing Director. From prior to 2004 until joining Cerberus, he was President and Managing Director of TenX Capital Management. Mr. Kollitides was appointed by the Board to serve as a member of the Compensation Committee, the Audit committee and the Executive Committee. Mr. Kollitides also serves on the board of directors of Freedom Group, Inc., RACI Holding, Inc., The Marlin Firearms Company, Bushmaster Holdings, LLC, Bushmaster Firearms International, LLC, DPMS Firearms, LLC, IAP World Wide Services, Rafaella Apparel Group, Inc. and Tier 1 Group.

          Walter McLallen has served as a Managing Director of Meritage Capital Advisors since January 2004. Prior to January 2004, Mr. McLallen was a Managing Director at CIBC World Market (“CIBC”). Mr. McLallen also serves on the board of directors of Freedom Group, Inc., RACI Holding, Inc., The Marlin Firearms Company and Bushmaster Holdings, LLC.

          Scott Parker joined Cerberus in March 2006 as Chief Financial Officer of Cerberus Operations and Advisory Company. From prior to 2004 until March 2006, he served in various finance and operational roles at GE and GE Capital. Mr. Parker also serves on the board of directors of Freedom Group, Inc., RACI Holdings, Inc. and Traxis, BV.

          James J. Pike has served as Chief Executive Officer of CTA Acoustics, Inc., and Maul Technology since prior to 2004. In addition, he served as Chief Executive Officer for Thermafiber, Inc. from prior to 2004 until August 2007 and served as Chief Executive Officer of Wise Manufacturing from prior to 2004 until December 2007. Mr. Pike also serves on board of directors of Freedom Group, Inc., RACI Holding, Inc., the Lindsey Wilson College Board of Trustees and the Board of Ducks Unlimited, Inc.

          Edward H. Rensi has been an owner and Chief Executive Officer of Team Rensi Motorsports since prior to 2004. Team Rensi Motorsports partnered with Bobby Hamilton Jr. and became Rensi Hamilton Racing, effective January 1, 2009. Prior to 2004, Mr. Rensi served as President and Chief Executive Officer of McDonald’s U.S.A. Mr. Rensi also serves on the board of directors of Freedom Group, Inc., RACI Holding, Inc., Great Wolf Resorts, Inc., International Speedway Corporation and Snap-On Incorporated.

          Madhu Satyanarayana joined Cerberus in 2005 as an Investment Professional. From prior to 2004 until 2005, he was an Investment Banking Analyst at UBS Investment Bank. Mr. Satyanarayana also serves on the board of directors of Freedom Group, Inc., RACI Holding, Inc. and The Marlin Firearms Company.

          Frank A. Savage has served as a Managing Director for Lazard Freres & Co. LLC since prior to 2004. Mr. Savage also serves on the board of directors of Freedom Group, Inc. and RACI Holding, Inc.

          George Zahringer III has served as Managing Director at Deutsche Bank AG since June 2008. From prior to 2004 until June 2008, he served as a Senior Managing Director at Bear Stearns & Co. Inc. Mr. Zahringer also serves on the board of directors for Freedom Group, Inc., RACI Holding, Inc., Chrysler, LLC and NewPage Corporation.

          Theodore H. Torbeck has served as Remington’s Chief Executive Officer since March 14, 2009. Mr. Torbeck served as President of Remington from March 4, 2009 until March 14, 2009 and served as its Chief Operating Officer from February 2008 until March 2009. From prior to 2004 until his employment with Remington, Mr. Torbeck had been an employee of General Electric Company serving in various positions, including the Vice President Operations of GE Industrial from October 2006 until November 2007, President and Chief Executive Officer of GE Rail Services from October 2004 until October 2006, and Vice President and General Manager – Global Supply Chain of GE Aircraft Engines from prior to 2004 until September 2004.

          Thomas L. Millner served as Remington’s Chief Executive Officer and a director from May 2007 until March 13, 2009 when he announced that he was terminating his employment with Remington and resigning as a member of the Board and the Executive Committee, effective immediately. From prior to 2004 until May 2007, he served as President, Chief Executive Officer and a director of Remington and RACI Holding, Inc. Mr. Millner also serves on the board of directors of Stanley Furniture Co., Inc., LazyDays RV SuperCenter, Bushnell Outdoor Products, and U.S. Sportsmen’s Alliance.

          Stephen P. Jackson, Jr. has served as Remington’s Chief Financial Officer, Treasurer and Corporate Secretary since May 2007. From April 2006 until May 2007, Mr. Jackson served as Senior Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary of Remington. From June 2005 until April 2006, he served as Remington’s Senior Vice President – Finance and Service Operations, Treasurer, and Corporate Secretary. From prior to 2004 until June 2005, he served as Vice President – Finance, Treasurer, and Corporate Secretary of Remington.

          E. Scott Blackwell has served as Remington’s Chief Sales Officer since January 2009. From July 2007 until January 2009, he served as President, Global Sales and Marketing of Remington. From September 2006 until July 2007, he served as President and Chief Sales and Marketing Officer of Bushmaster Firearms International LLC. From prior to 2003 until September 2006, Mr. Blackwell served as Division Manager and Executive Vice President of Law Enforcement of Beretta USA Corp.

          John M. Dwyer, Jr. has served as Remington’s Chief Technology Officer since August 2008. From October 2007 until August 2008, he served as Remington’s Senior Vice President of Brand Management and Product Development. From prior to 2004 until October 2007, he served as Remington’s Vice President – Sales and Marketing.

          Igor Popov has served as Remington’s Chief Supply Chain Officer since September 2008. From June June 2007 until September 2008, he served as Remington’s Chief Restructuring Officer. From December 2006 until June 2007, Mr. Popov served as an associate of Cerberus Operations and Advisory Company. From September 2005 until December 2006, he served as a self-employed consultant to APW, Ltd. Mr. Popov was employed as the President of Stolper, LLC from February 2004 until July 2005, and was Principal Consultant for TRG from prior to 2004 until February 2004.

          Jeffrey B. Costantin joined Remington in November 2007 as Chief Information Officer. From July 2004 until November 2007, he served in various information technology positions with Cerberus companies. From prior to 2004 until July 2004, Mr. Costantin was employed as a Senior Consultant with SBI Enteris Inc.

          Marc Hill joined Remington as Chief Marketing Officer in January 2009. From February 2006 until May 2008, he served as President of Techtronic Industries. From prior to 2004 until January 2006, Mr. Hill served as Vice President of Marketing for Newell/Rubbermaid.

          Fredric E. Roth, Jr. joined Remington as General Counsel in June 2008. From prior to 2004 until May 2008, he served as General Counsel and Secretary of Siemens VDO Automotive Corporation.

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

Compensation Discussion and Analysis

Overview

          We want our executive officers to take appropriate risks with our capital in order to generate returns for our stockholder and bondholders, while at the same time sharing the downside risk if those risks result in poor corporate performance or even loss. Through our compensation processes and programs, we endeavor to create an environment that fosters and rewards measured risk-taking while aligning our compensation programs with our overall compensation philosophy and principles, which consist of the following:

1.	Compensation should be a management tool to achieve business results;

2.

Competitive “total compensation” opportunities should be provided based primarily on institutional knowledge of our industry and research regarding the compensation practices typical of our industry; and

3.

Total compensation should be aligned with relative internal performance targets and contribution to the overall achievement of our business objectives and should be focused on operating performance, working capital management, and business process improvement. Our primary performance measure is Adjusted EBITDA. Adjusted EBITDA consists of earnings before interest, taxes, depreciation and amortization, as adjusted for certain non-recurring or unusual transactions, and is defined in Note 21 to the consolidated audited financial statements included in this Annual Report on Form 10-K.

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

          Our Compensation Committee reviews and approves our executive compensation policies.

Executive Compensation Policy

          Remington’s compensation programs consist of the following components:

▪	Annual base salary

▪	Annual cash bonus incentive plan

▪	Discretionary cash bonus

▪	Perquisites

▪	Equity awards

▪	Long Term Incentive Compensation Plan (“LTIP”)

▪	Pension and retirement benefits

▪	Change in control and severance benefits

▪	Other benefits

          We use short-term compensation (base salary, annual cash bonuses, and perquisites) and long-term compensation (equity awards, LTIP, pension and retirement, and other benefits) to achieve our goals of driving long-term growth in Adjusted EBITDA and generation of free cash flow. Based on our ownership structure as well as precedent for officers of similar companies, the Board of Directors, upon the recommendation of the Compensation Committee, determined it was appropriate to enter into employment or severance agreements that include change in control and severance benefits for certain Named Executive Officers in order to provide certain protections for Remington post-termination for a reasonable and measurable cost. The annual cash bonuses and the long-term compensation elements, particularly the equity awards and LTIP, are designed to emphasize the performance measures our executive officers need to achieve in order to deliver value to

Remington. In short, compensation for our executive officers is structured to emphasize variable pay based on performance, with base salary and annual cash incentive opportunities established based on historical averages that reflect updates based on actual performance each annual period.

          Although the current Compensation Committee is composed of non-management directors, they have not all been deemed to be independent. The Compensation Committee evaluates the percentage mix of compensation components that it believes is appropriate for each of our executive officers. This is not a mechanical process, and the Compensation Committee uses its judgment and experience and works with our board of directors, along with our ownership, to determine total compensation and the appropriate mix of our various compensation components. The Compensation Committee has responsibility for oversight and review of our total compensation strategy, taking into consideration existing company-wide benefit plans, and has responsibility for certain executive benefit plans, including administering our annual management cash bonus incentive compensation plan, determining the compensation for the Chief Executive Officer and reviewing and approving the compensation for the Chief Financial Officer and our other officers at the Vice President level and above, including those identified below, whom we refer to collectively with the Chief Executive Officer as our Named Executive Officers.

          The Compensation Committee reviews, on at least an annual basis, the appropriateness and effectiveness of our compensation processes and programs as enumerated in the Overview section above. The Compensation Committee approves, on an annual basis, target award opportunities and performance criteria to be utilized in the annual cash bonus incentive plan. In addition, the Compensation Committee considers, on an annual basis and subject to periodic review, discretionary bonuses, equity-based awards and long-term incentive plans, including the LTIP.

          We informally consider competitive market practices with respect to the salaries and total compensation of our officers. We review the market practices by speaking to recruitment agencies and reviewing annual reports on Form 10-K or similar information of other companies within our industry. In addition, the Compensation Committee has the authority to engage an outside compensation and benefits consultant to make recommendations relating to the overall compensation philosophy, comparable base salary levels, short-term and long-term incentive compensation plans, appropriate performance parameters for such plans, and related compensation matters. The Compensation Committee did not engage any consultant during 2008. However, the Compensation Committee retained Hewitt Associates in February 2009 to review Remington’s compensation practices and policies for the year ending December 31, 2009.

Change in Principal Executive Officer

          Although Thomas L. Millner served as our Chief Executive Officer at December 31, 2008, on March 13, 2009, effective immediately, Mr. Millner announced that he was (i) terminating his employment with Remington, and (ii) resigning as a member of the Board and the Executive Committee of the Board. For purposes of that certain executive employment agreement dated as of May 31, 2007, between Mr. Millner and Remington, Mr. Millner’s termination of employment is expected to be treated as a “resignation without good reason” by Remington and Remington does not expect to pay Mr. Millner any additional compensation in connection with these events. On March 14, 2009, effective immediately, the Board appointed Mr. Torbeck to serve as Chief Executive Officer of Remington and Mr. Torbeck no longer retained the titles of Remington’s President (which he held from March 4, 2009 to March 14, 2009) and Chief Operating Officer. Mr. Torbeck’s appointment as Chief Executive Officer did not alter his existing compensatory relationship with Remington, which remains subject to the terms of his Executive Employment Agreement with Remington, dated as of February 4, 2008. See “Executive Employment Agreements” below.

Components of Total Compensation

          Annual Base Salary.

          Base salary is used to recognize the experience, skills, knowledge and responsibilities required of the officers in their roles. Salaries are reviewed on an annual basis, as well as at the time of promotion or other changes in responsibilities. The leading factor in determining increases in base salary level is the employment market for senior executives with similar levels of experience and skills. When establishing the base salaries of the Named Executive Officers, the Compensation Committee and Chief Executive Officer consider a number of factors including the seniority of the Named Executive Officer, the functional role of the position, the level of the Named Executive Officer’s responsibility, and our ability to replace the Named Executive Officer with an individual with similar skills and experience.

          During 2008, and as part of the companywide annual salary review process conducted in the second quarter, the Compensation Committee, after considering our recent financial performance, overall roles and responsibilities, individual performance during 2007, and our corporate goals and objectives, increased the base salaries of Stephen P. Jackson, Jr. and E. Scott Blackwell by approximately 10% and 19%, respectively, effective July 1, 2008. The salaries of Messrs. Millner, Popov and DeSantis were not increased during the annual review. On February 4, 2008, Theodore H. Torbeck was hired as Chief Operating Officer of Remington. His salary was determined by reviewing his previous salary, his responsibilities and the unique skills that are required to perform his responsibilities as Chief Operating Officer, and no increase was deemed necessary during the companywide annual salary review process. Mr. Torbeck was promoted to President in March 2009. Mr. Torbeck’s salary did not change upon his promotion to President in March 2009. As further discussed in “Change in Principal Executive Officer” above, Mr. Torbeck now serves as our Chief Executive Officer and no longer retains the titles of Remington’s President and Chief Operating Officer. Mr. Torbeck’s appointment as Chief Executive Officer did not alter his existing compensatory relationship with Remington, which remains subject to the terms of his Executive Employment Agreement with Remington, dated as of February 4, 2008. See “Executive Employment Agreements” below.

          Annual Cash Bonus Incentive Compensation.

          Each year the Compensation Committee considers whether to adopt an annual cash bonus incentive compensation plan for our executive officers and certain other employees based on the budgeted performance and other financial and non-financial targets of Remington. In February 2008, the Compensation Committee approved the 2008 Annual Incentive Compensation Plan, which provides for eligible participants to earn incentive compensation upon Remington’s achievement of certain Adjusted EBITDA performance targets and other measurable objectives. Under the 2008 Annual Incentive Compensation Plan, NEOs or participants are generally entitled to receive 80% of their cash bonus if Remington’s Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), as adjusted for certain non-recurring or unusual transactions, exceeds the threshold of $72.7 million for the fiscal year ending December 31, 2008. Each participant is generally entitled to receive 50% of his target bonus of Adjusted EBITDA beginning at 90% of the Adjusted EBITDA threshold up to a maximum of 150% of his target bonus at 110% of Adjusted EBITDA. The remaining 20% of the participant’s cash bonus is based on individual goals and/or departmental metrics related to development of personnel, growth initiatives and other strategic initiatives.

          The performance criteria applicable to the Chief Executive Officer, Chief Financial Officer, and the other Named Executive Officers for purposes of the 2008 Annual Incentive Compensation Plan were determined based on Remington’s corporate performance and other personal goals. Upon achievement of certain levels of Adjusted EBITDA, the Compensation Committee provided for a percentage of the achieved Adjusted EBITDA level to be paid to the employees participating in the 2008 Annual Incentive Compensation Plan. Once that total dollar amount was determined, then each employee would be allocated their bonus based on a pro-rata portion of the allocable pool based on their target incentive award percentages of base salary. For 2008, the Compensation Committee provided that the target incentive award for the Chief Executive Officer, the Chief Financial Officer and our other Named Executive Officers would be 100% of base salary, based on the Committee’s judgment and understanding of similarly situated companies. For 2008, Adjusted EBITDA for incentive compensation purposes excluded the results from the Marlin Acquisition due to the timing of the Marlin Acquisition and the uncertainty of details available to develop realizable targets at the time of the Marlin Acquisition.

          In 2008, the Named Executive Officers earned incentive compensation based on $70.8 million of Adjusted EBITDA. Accordingly, members of management who were Named Executive Officers in 2008 were eligible for and will receive bonus payments for the year ended December 31, 2008 in the aggregate amount of $2,698,333. See the “2008 Grants of Plan-Based Awards” table for a breakout of amounts paid to each of the Chief Executive Officer, Chief Financial Officer and the remaining Named Executive Officers.

          Mr. DeSantis, who terminated his employment with Remington in October 2008, is entitled to $735,000 as full settlement of all obligations and liabilities relating to both the 2008 Annual Incentive Compensation Plan as well as the LTIP as discussed below under “Severance – John DeSantis”.

          Annual cash bonuses are intended to reward corporate performance during the year and can therefore be highly variable from year to year.

          Discretionary Cash Bonus.

          On March 4, 2009, the Compensation Committee approved a one-time incremental cash award of $100,000 to Mr. Millner. The cash award was granted in recognition of Remington’s significant improvement in core working capital components related to inventory and receivables during 2008, as well as Mr. Millner’s skill in managing Remington through the difficult and uncertain economic times experienced in 2008. In addition, the Compensation Committee instructed Mr. Millner to allocate and distribute a specified aggregate dollar amount, in individual amounts to be determined in his discretion, to those Remington employees who contributed to our 2008 working capital improvements. Each of Messrs. Jackson, Torbeck and Blackwell received a discretionary award in the amount of $50,000 and Mr. Popov received a discretionary award in the amount of $25,000.

          Upon Mr. Popov’s hiring as the Company’s Chief Restructuring Officer in July 2007, he was given a two year target to complete a series of restructuring projects. Upon successful completion of these projects, Mr. Popov was entitled to receive up to two times his salary as a special bonus. In 2008, Mr. Popov earned $385,000 of this bonus.

          Perquisites.

          Personal Financial Services Consulting. We retain the services of a financial services firm to assist Messrs. Millner and Jackson with their personal asset management. Remington provides this benefit in order for the officers to focus more of their time on the direction of our operations. See the footnotes of the “2008 Summary Compensation Table” for a breakout of the cost of these services, including tax gross-up amounts, for Messrs. Millner and Jackson.

          Living and Commuting Expenses Reimbursement. Remington provided basic living and commuting expenses and income tax gross ups for Messrs. Torbeck, Blackwell, Popov and DeSantis. The expenses with respect to each of Messrs. Torbeck, Blackwell and Popov were incurred in connection with their fulfillment of duties and responsibilities with respect to Remington’s corporate office in Madison, North Carolina, as well as to manufacturing operations in New York, Kentucky, Arkansas and Connecticut. The primary residences of each of Messrs. Torbeck, Blackwell and Popov are outside the states of North Carolina, New York, Kentucky, Arkansas and Connecticut. Mr. DeSantis’ expenses were incurred in connection with his fulfillment of duties and responsibilities with respect to Remington’s manufacturing operations in New York and Kentucky. Mr. DeSantis’ primary residence is outside the states of New York and Kentucky. Remington provided these amounts because of the responsibilities related to these particular positions and unique skills required to perform these responsibilities, which required significant travel and time away from their primary residences. See the footnote in the “2008 Summary Compensation Table” for the amounts, including tax gross-up amounts, of these costs for each of Messrs. Torbeck, Blackwell, Popov and DeSantis.

          Equity Awards.

          Equity awards, which, if awarded, are expected to consist of Freedom Group, Inc. (“FGI”) common stock, are intended to align executive management’s interests directly with those of FGI. The equity awards are intended as a reward for strong Remington corporate performance during the year and to incent management continuity and retention along with longer-term strategic thinking. As a result, the Compensation Committee considers if equity awards should be granted after taking into account Remington’s overall compensation philosophy. We do not engage in option timing of any kind and we expect that our equity awards will be highly variable from year to year.

          On May 14, 2008, the board of directors of FGI adopted the American Heritage Arms, Inc. 2008 Stock Incentive Plan (the “Stock Incentive Plan”). American Heritage Arms, Inc. is the former name of FGI. The Stock Incentive Plan is designed to provide a means by which current or certain prospective employees, officers, non-employee directors and other individual service providers, including those of Remington and other subsidiaries of FGI, may be given an opportunity to benefit from increases in the value of FGI common stock, through the grant of equity awards. FGI, by means of the Stock Incentive Plan, seeks to retain the services of such eligible persons and to provide incentives for such persons to exert maximum efforts for the success of

FGI and its subsidiaries. See the “2008 Grants of Plan-Based Awards” table for a breakout of the equity awards granted to each of our Named Executive Officers during 2008.

          Under the terms of his employment agreement with Remington dated February 4, 2008, and subject to the terms of the Stock Incentive Plan and an award agreement which has been entered into pursuant thereto, Mr. Torbeck was awarded an option to purchase 379,504 shares of FGI common stock on a fully diluted basis. This option, which was awarded based on Mr. Torbeck’s experience and his expected role and responsibilities, will vest in four annual installments of 15% on the first anniversary of the date of his employment and 20%, 30% and 35%, respectively, on each anniversary thereafter.

          As a result of a merger of FGI and another Cerberus portfolio company in December 2007, Messrs. Blackwell and DeSantis received performance-based and service-based restricted common stock of FGI. This award of FGI restricted common stock replaced the performance-based and service-based restricted units in the same Cerberus portfolio company that had been awarded to Messrs. Blackwell and DeSantis in connection with their prior employment with that portfolio company. The shares of FGI restricted common stock beneficially owned by Messrs. Blackwell and DeSantis as of December 31, 2008 vested based upon Messrs. Blackwell and DeSantis’ service to Remington and the other Cerberus portfolio company. On May 14, 2008, a modification was made resulting in the restricted common stock becoming all service-based in order to be consistent with the Stock Incentive Plan, rather than both performance-based and service-based, although vesting may be continued if either of Messrs. Blackwell or DeSantis were to be employed by FGI or any of FGI’s affiliates.

          Long-Term Incentive Compensation Plan.

          Our 2006 Long-Term Incentive Compensation Plan, or LTIP, is part of our reward and retention program. The LTIP is based on our total Adjusted EBITDA performance for each individual year between 2006 and 2009 and the total amount earned during the period will be paid out in the first quarter of 2010. In order to receive the 2010 payment, each Named Executive Officer or other participant must be an employee of Remington on December 31, 2009. In 2006, the Compensation Committee as it was then constituted approved a target payout for all executive officers, including certain of the Named Executive Officers, of 40% of base salary as of the end of each calendar year over the 2006-2009 periods. It established Adjusted EBITDA target goals of $40.0 million, $42.0 million, $44.1 million, and $46.3 million for 2006, 2007, 2008, and 2009, respectively. These goals were established as a target that we believed that the stockholder and bondholders would deem as successful to highly successful, and our current Compensation Committee continues to believe that these goals are appropriate for Remington and its Named Executive Officers. Remington achieved its LTIP target goals in 2006, 2007 and 2008. Messrs. Millner, Jackson and Blackwell are eligible to participate in our LTIP. In addition, as noted above under “Annual Cash Bonus Incentive Compensation”, Mr. DeSantis, who terminated his employment with Remington in October 2008, is entitled to $735,000 as full settlement of all obligations and liabilities relating to both the 2008 Incentive Compensation Plan as well as the LTIP as discussed below under “Severance – John DeSantis”.

          Accordingly, LTIP participants who were Named Executive Officers in 2008 were eligible for and earned awards for 2008 in the aggregate amount of $724,000. See the “2008 Grants of Plan-Based Awards” table for the individual amounts earned by the Chief Executive Officer, Chief Financial Officer and our other Named Executive Officers.

          This LTIP was designed to reward corporate performance, promote longer-term strategic thinking and promote continuity and retention and can therefore be highly variable from year to year.

          Pension and Retirement Benefits.

          Defined Benefit Plans. The Remington Arms Company, Inc. Pension and Retirement Plan, which we refer to as the Retirement Plan, was established effective December 1, 1993 to provide retirement income and survivor benefits to Remington’s employees and their beneficiaries through a tax-qualified program. We also adopted the Retirement Plan in order to maintain, and to decrease, employee turnover levels, as well as to protect our competitive benefits position in our industry. Pension benefits under the Retirement Plan are limited in accordance with the provisions of the Internal Revenue Code of 1986, as amended, which we refer to as the Code, governing tax-qualified pension plans. We also adopted a Supplemental Pension Plan effective January 1, 1998, that provides eligible participants with retirement benefits of 2% of average monthly earnings multiplied by years of service, reduced by the amount actually earned by such participants under the Retirement Plan. The

Supplemental Pension Plan is a non-qualified plan under the Code. Remington also adopted the Supplemental Plan in order to provide an equitable pension award amount as a percent of salary, in conjunction with the Retirement Plan, for those employees whose salaries were above certain IRS limitations. We refer to the Retirement Plan and the Supplemental Plan collectively as the Pension Plans. Mr. Millner was eligible to participate in the Pension Plans during the year ended December 31, 2008, and remains eligible to participate in the Pension Plans. Mr. Jackson is eligible to participate in the Supplemental Plan. Benefits under the Supplemental Plan are not pre-funded and are paid by Remington when due.

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

          Benefits earned under the Pension Plans prior to freezing of such plans on January 1, 2008 generally include an employee’s average monthly compensation including the last full month of service. Compensation for this purpose includes base salary and 50% of annual cash incentive compensation awards. Compensation does not include awards and payments under any other special compensation plans such as the LTIP, payments for severance, relocation or other special payments.

          In October 2006, the Board of Directors, upon the recommendation of its Benefit and Investment Committee, approved an amendment to the Retirement Plan which was effective December 31, 2007. As a result of the amendment, for the Named Executive Officer in the Retirement Plan (Mr. Millner), accrued benefits were frozen as of January 1, 2008. In addition, for Named Executive Officers in the Supplemental Plan (Messrs. Millner and Jackson), future accrued benefits also were frozen as of December 31, 2007, although years of service will continue to accrue when calculating eligibility for early retirement.

          Postretirement Plan. We also maintain a Postretirement Benefit Plan, which we refer to as the OPEB Plan, whereby employees covered by the Retirement Plan who have at least 15 years of service at Remington may continue certain medical, dental, and life insurance benefits upon retirement, unless said employees are required to utilize DuPont health and life insurance benefits upon retirement. Medical coverage for participants in the Postretirement Benefit Plan can continue until age 65 or until the retiree becomes eligible for Medicare. At age 65, the retiree is eligible to receive a Medigap reimbursement of up to $75 each month for the employee and his covered spouse to purchase Medigap insurance. The Postretirement Benefit Plan also provides life insurance equal to the final base pay of the participant upon retirement and the percent amount gradually declines after age 65 and becomes the greater of $10,000 or 25% of last base annual earnings. At December 31, 2008, the OPEB Plan includes Mr. Millner.

          Defined Contribution Plans. We maintain a qualified defined contribution plan that matches 100% of the first 4% of a participant’s contributions, which we refer to as the 401(k) Plan. The 401(k) Plan includes all nonunion employees of Remington, including each of Messrs. Millner, Jackson, Torbeck, Blackwell and Popov. Mr. DeSantis participated in the 401(k) Plan until termination of his employment with Remington in October 2008. Since these amounts are characterized as defined contribution, payments are provided to the employees upon their termination from Remington in a manner decided upon by each respective employee in accordance with their own personal financial situation.

          Change in Control and Severance Benefits.

          Based on our ownership structure as well as publicly available precedent for officers of similar companies in our industry, the Board of Directors, upon the recommendation of the Compensation Committee, determined it was appropriate to enter into employment or severance agreements with certain of our Named Executive Officers. As part of this decision, the Compensation Committee considered (1) restricting the ability of the individuals to solicit employees or customers from Remington subsequent to termination, (2) an estimated length of time for an individual to find comparable employment at a similar level and (3) consistency with terms and arrangements that our ownership had provided to officers of other companies in which it has an interest. An overriding premise in entering into these agreements was to provide certain protections for Remington post-termination for a reasonable and measurable cost. It was thus decided that Remington would enter into employment agreements that the Compensation Committee believed would be beneficial to Remington (the addition of confidentiality, non-competition and non-solicitation provisions) and beneficial to the employee (severance arrangements). See “—Executive Employment Agreements” below. It was considered by the Compensation Committee that, given the time it would take for an employee at this level to find a similar job, a decision to terminate without cause would effectively freeze such Named Executive Officer’s career for a period of time. Thus, the payment of an individual’s severance was considered reasonable given the employee’s position with Remington.

          Executive Employment Agreements. We have employment agreements with each of Messrs. Millner, Jackson, Torbeck and Blackwell, each of which was approved and authorized by the Board. We have a severance agreement with Mr. Popov, which was approved by Messrs. Millner and Torbeck after consultation with the Chairman and other members of the Compensation Committee. Prior to his termination of employment in October 2008, we had also entered into an employment agreement with Mr. DeSantis. See “Severance—John DeSantis” below for a discussion of the payments he received following termination of his employment with Remington. These agreements were entered into in order to provide certain protection for Remington post-termination for a reasonable and measurable cost for which precedent exists for officers of similar companies.

          Per the terms of Mr. Popov’s severance agreement, he is eligible to receive one times his base salary if he is terminated by the Company other than for cause, death or total disability.

          Our employment agreements with each of Messrs. Millner, Jackson, Torbeck and Blackwell continue until terminated by us or by the executive. Each agreement provides for a minimum annual base salary that may increase from time to time at the discretion of the Board.

          If the employment of any of Messrs. Millner, Jackson, Torbeck or Blackwell terminates due to his death or disability or if we terminate his employment for “Cause”, as such term is defined in the employment agreement, he will receive the amount of his base salary earned and due but not paid through the date of termination. In addition, if the termination is due to death or disability, the individual also will receive a pro rata amount of incentive compensation pursuant to the Annual Incentive Compensation Plan as then in effect. If we terminate “Without Cause” or the executive terminates for “Good Reason”, as such terms are defined in the employment agreement, the individual is entitled to receive the following during his severance period:

•	Base salary in semi-monthly installments;

•	A pro rata portion of incentive compensation payable through the termination date;

•	Any incentive compensation earned under the LTIP as of the termination date;

•

Continuation of health and insurance benefits until the later of the end of the severance period or the date the executive attains age 65 (although Mr. Torbeck is eligible only until the end of the severance period);

•	Reimbursement of premiums paid by an executive on any supplemental long-term disability policy maintained by the executive as of January 1, 2007;

•

Financial planning services and a gross-up payment for the tax liability attributable to receipt of such services (although Messrs. Torbeck and Blackwell are not entitled to receive financial planning services);

•	Vested accrued benefits under our retirement plan and the executive’s benefits under his SERP; and

•	Continuation in the group life insurance plan.

          The severance period begins on the termination date and lasts three years in the case of Mr. Millner, and for Messrs. Jackson, Torbeck, Blackwell and Popov, such period is 12 months.

          During the term of employment and any severance period each executive is restricted from competing with us or soliciting any of our employees or customers.

          With respect to Mr. Torbeck, his severance pay shall also include the pro-rated acceleration of the next installment of his award of an option to purchase 379,504 shares of FGI common stock under the terms of his employment agreement (such interest is to vest in four annual installments of 15% on the first anniversary of the commencement date of his employment with Remington and 20%, 30% and 35%, respectively, on each anniversary thereafter).

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

          Severance payments for each of the Named Executive Officers with whom we have entered into employment agreements are in addition to our obligation to pay such officer’s salary during the requisite notice period, which is generally 30 days.

          Other Benefits.

          Extended Medical Coverage. In an effort to provide additional benefits to our executive officers, we extended medical coverage to certain key employees (including Messrs. Millner, Jackson, Blackwell and Torbeck, and Mr. DeSantis through October 2008), which allows them to continue to participate in our Health and Welfare Benefit Plan under certain circumstances. In the event of a change of control, or in the case of a key participant’s retirement, resignation or termination (except in the case of termination for cause), each participant will be entitled to continue to participate in the Health and Welfare Benefit Plan or any successor plans, at a cost equal to the cost for active Remington employees and on the same basis until attaining the age of 65.

          Company-provided Life Insurance. We maintain a Life Insurance Plan whereby we provide life insurance to all employees, including the Named Executive Officers. All employees receive 100% of their annual base salary to be paid in a lump sum after death. To receive benefits, all covered persons must be active employees of Remington at the time of death. We provide this benefit through the purchase of insurance policies on behalf of each employee, and Remington pays these annual premiums. See the “2008 Summary Compensation Table” for the premiums paid for each of the Named Executive Officers.

          Death Benefit Plan. In January 2001, the Remington Arms Company, Inc. Death Benefit Plan was adopted to cover the Named Executive Officers and certain other employees. The Death Benefit Plan stipulates that in the event of the death of the employee while employed by Remington, a covered employee’s beneficiary receives two times the deceased employee’s annual base salary to be paid over a period of four years (one forty-eighth of such sum is payable in monthly installments) after death. The payments commence on the first day of the month beginning after the anniversary of the employee’s death. The covered employee must be an employee of Remington at the time of death in order to receive any benefits from the Death Benefit Plan. We are not insured for these potential amounts owed and proceeds would be paid by Remington. The Death Benefit Plan specifically excludes those employees who participate in the Supplemental Plan. Accordingly, only Messrs. Torbeck, Blackwell and Popov are eligible for this benefit.

Role of Executive Officers in Executive Compensation

          The Compensation Committee recommends and approves the final determination of total compensation for our Chief Executive Officer, Tommy Millner. The Compensation Committee evaluates the total compensation of our other Named Executive Officers acting with advice from Mr. Millner. Mr. Millner plays no role in determining his own compensation. Although the Compensation Committee utilizes and considers comments, advice and recommendations of Mr. Millner, the final decision with respect to compensation levels and components of the other Named Executive Officers remains with the Compensation Committee.

Conclusion

          Remington’s compensation policies and programs are designed to retain and motivate our Named Executive Officers and to ultimately reward them for both current operating results and long-term strategic performance.

Compensation Committee Report

          The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis that accompanies this report with our management. Based on its review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2008.

          Except for the Annual Report on Form 10-K described above, this Compensation Committee report is not incorporated by reference into any of our previous or future filings with the SEC, unless any such filing explicitly incorporates the report.

James J. Pike, Chairman General George A. Joulwan (Ret.) George Kollitides, II

Summary Compensation Table

          The following tables summarize the compensation paid by Remington for services in all capacities rendered to Remington during the years ended December 31, 2008, 2007, and 2006 by its Chief Executive Officer, its Chief Financial Officer, and by each of its three other most highly compensated executive officers and departed executive officers who would have been included except for the fact that they were no longer employed by Remington at December 31, 2008. We refer to these individuals collectively as our Named Executive Officers. In 2008, there were a total of six employees who we deemed Named Executive Officers, since Mr. DeSantis would have been a qualifying highly compensated employee but for his termination from Remington in 2008.

          As shown in the 2008 Summary Compensation Table below, salary and bonus categories generally constitute less than 50% of our Named Executive Officers’ total compensation in our effort to reward our officers for operating performance and to encourage long-term strategic action. In addition, the “NQDC” referenced in the column header that follows refers to Non-Qualified Deferred Compensation plans, of which we have included the SERP Savings Plan for 2007 and 2006.

          Mr. Millner is included in the tables below because he served as our Chief Executive Officer at December 31, 2008. As discussed in “Compensation Discussion & Analysis” above, on March 13, 2009, Mr. Millner announced that he was terminating his employment with Remington and resigning as a member of the Board.

2008 Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and NQDC Earnings ($)		All Other Comp. ($)		Total ($)

Thomas L.
Millner, Chief
Executive Officer
(through March
13, 2009)	2008	$630,000	$100,000	$—	$228,879	$882,000	$117,001	(5)	$37,926	(9)	$1,995,806

	2007	$602,900	$—	$283,383	$260,434	$1,310,400	$450,562	(5)	$1,966,926	(9)	$4,874,605

	2006	$528,000	$—	$—	$107,418	$543,000	$256,673	(5)	$32,954	(9)	$1,468,045

Stephen P.
Jackson, Jr.,
Chief Financial
Officer,
Treasurer, and
Corporate
Secretary	2008	$315,000	$50,000	$—	$54,575	$462,000	$3,484	(6)	$28,046	(10)	$913,105

	2007	$279,167	$—	$—	$48,760	$624,000	$37,951	(6)	$1,000,109	(10)	$1,989,987

	2006	$233,333	$—	$—	$20,111	$218,000	$36,641	(6)	$16,245	(10)	$524,330

Theodore H.
Torbeck, Chief
Operating Officer
and President
(through March
14, 2009), Chief
Executive Officer
(as of March 14,
2009)	2008	$548,076	$50,000	$—	$93,690	$550,000	N/A		$85,365	(11)	$1,327,131

	2007**	$—	$—	$—	$—	$—	N/A		$—		$—

	2006**	$—	$—	$—	$—	$—	N/A		$—		$—

E. Scott
Blackwell, Chief
Sales Officer	2008	$367,500	$50,000	$56,238	$54,575	$560,000	$11,213	(7)	$78,619	(12)	$1,178,145

	2007***	$—	$—	$—	$—	$—	$—		$—		$—

	2006**	$—	$—	$—	$—	$—	$—		$—		$—

Igor Popov, Chief
Supply Chain
Officer	2008	$275,000	$410,000	$—	$14,179	$128,333	N/A		$23,040	(13)	$850,552

	2007***	$—	$—	$—	$—	$—	N/A		$—		$—

	2006**	$—	$—	$—	$—	$—	N/A		$—		$—

John DeSantis,
Strategic Projects
(Formerly CTO)*	2008	$375,000	$—	$92,254	$13,511	$—	$31,668	(8)	$578,376	(14)	$1,090,809

	2007	$225,000	$—	$—	$—	$558,000	N/A		$37,409	(14)	$820,409

	2006**	$—	$—	$—	$—	$—	N/A		$—		$—

* If employed for entire year would have been among the top five most highly compensated executive officers.

** With respect to 2007 and 2006 for Mr. Torbeck, and 2006 for Messrs. Blackwell, Popov and DeSantis, no compensation is disclosed because they were not employees of Remington during that time.

*** With respect to 2007, no compensation information is required to be disclosed herein because Messrs. Blackwell and Popov were not Named Executive Officers of Remington during 2007.

(1)

Represents one-time incremental cash award approved by the Compensation Committee. See “Compensation Discussion & Analysis” for a discussion of this award. Annual cash incentive compensation earned pursuant to the 2006, 2007 and 2008 Annual Incentive Compensation Plans and the LTIP is included in non-equity incentive plan compensation column. With respect to Mr. Popov, the amount for 2008 also includes payment of a bonus for completion of a series of restructuring projects. See “Compensation Discussion & Analysis - Discretionary Cash Bonus”.

(2)

The amounts in this column reflect for each fiscal year shown dollar amounts recognized as compensation expense for financial reporting purposes with respect to awards of restricted stock granted prior to or during the year to our Named Executive Officers in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), disregarding estimated forfeitures. During 2008, there were no forfeitures. The assumptions used to calculate these amounts are discussed in Note 15 to our audited financial statements included in this Annual Report on Form 10-K. With respect to 2007, the amounts shown reflect, in accordance with SFAS 123(R), the Named Executive Officer’s portion of deferred shares of Holding that were converted to equity and subsequently purchased by FGI in connection with the FGI Acquisition.

(3)

The amounts in this column reflect for each fiscal year shown dollar amounts recognized as compensation expense for financial reporting purposes with respect to awards of stock options granted prior to or during the year to our Named Executive Officers in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), disregarding estimated forfeitures. During 2008, there were 112,454 forfeitures. The assumptions used to calculate these amounts are discussed in Note 15 to our audited financial statements included in this Annual Report on Form 10-K. With respect to 2007, the amounts shown reflect, in accordance with SFAS 123(R), the Named Executive Officer’s portion of as the options to purchase Holding common stock that immediately vested and were subsequently cancelled and paid in connection with the FGI Acquisition.

(4)	Refer to the 2008 Grants of Plan-Based Awards table below for a breakout of these amounts.

(5)

For 2008, amount reflects change in amount accrued from December 31, 2007 to December 31, 2008 for the Retirement Plan of $17,065, the Supplemental Plan of $94,493, and the OPEB Plan of $5,443. For 2007, amount reflects change in amount accrued from December 31, 2006 to December 31, 2007 for the Retirement Plan of $28,315, the Supplemental Plan of $397,450, and the OPEB Plan of $20,985 and the earnings associated with the SERP Savings Plan of $3,812. For 2006, amount reflects change in amount accrued from December 31, 2005 to December 31, 2006 for the Retirement Plan of $33,168, the Supplemental Plan of $128,683, and the OPEB Plan of $8,550, and the earnings and Company contributions during the same period associated with the SERP Savings Plan of $95,272. Does not include incremental three years of service under the Supplemental Plan to which he would be entitled for termination without cause subject to the Executive Employment Agreement, as discussed below.

(6)

For 2008, amount reflects change in amount accrued from December 31, 2007 to December 31, 2008 for the Supplemental Plan of $3,484. For 2007, amount reflects change in amount accrued from December 31, 2006 to December 31, 2007 for the Supplemental Plan of $37,628 and the earnings associated with the SERP Savings Plan of $323. For 2006, amount reflects change in amount accrued from December 31, 2005 to December 31, 2006 for the Supplemental Plan of $24,427 and the earnings and Company contributions during the same period associated with the SERP Savings Plan of $12,214. Does not include incremental 12 months of service under the Supplemental Plan to which he would be entitled for termination without cause subject to the executive employment agreement, as discussed below.

(7)	For 2008, amount reflects change in amount accrued from December 31, 2007 to December 31, 2008 for the Supplemental Plan of $11,213.

(8)	For 2008, amount reflects change in amount accrued from December 31, 2007 to December 31, 2008 for the Supplemental Plan of $31,668.

(9)

For 2008, amount reflects premiums paid by Remington for a disability insurance policy, premiums for the life insurance plan, personal financial consulting services, a tax gross-up on these personal financial consulting services and Company matching contributions to the 401(k) Plan in the amounts of $4,151, $5,851, $10,690, $8,034, and $9,200, respectively. For 2007, amount reflects a cash bonus of $1,933,333, as a result of the closing of the FGI Acquisition, as well as premiums paid by Remington for a disability insurance policy, premiums for the life insurance plan, personal financial consulting services, a tax gross-up on these personal financial consulting services and Company matching contributions to the 401(k) Plan in the amounts of $4,151, $2,663, $10,548, $7,231, and $9,000, respectively. For 2006, amount reflects premiums paid by Remington for a disability insurance policy, premiums for the life insurance plan, personal financial consulting services, a tax gross-up on these personal financial consulting services, Company matching contributions to the 401(k) Plan and the receipt of a Model 105Cti autoloading shotgun, in the amounts of $4,151, $2,328, $10,054, $8,307, $5,765, and $1,049, respectively.

(10)

For 2008, amount reflects premiums for the life insurance plan, personal financial consulting services, a tax gross-up on these personal financial consulting services, and Company matching contributions to the 401(k) Plan of $774, $10,728, $7,344, and $9,200, respectively. For 2007, amount reflects a cash bonus of $966,667 as a result of the closing of the FGI Acquisition, as well as premiums for the life insurance plan, personal financial consulting services, a tax gross-up on these personal financial consulting services, and Company matching contributions to the 401(k) Plan of $301, $14,466, $9,675, and $9,000, respectively. For 2006, amount reflects premiums for the life insurance plan, personal financial consulting services, a tax gross-up on these personal financial consulting services, and Company matching contributions to the 401(k) Plan of $492, $8,420, $3,568, and $3,765, respectively.

(11)

Amount reflects premiums paid by Remington for the life insurance plan, living and commuting expenses, a tax gross up on the living and commuting expenses, and Company matching contributions to the 401(k) Plan in the amounts of $3,271, $44,706, $28,188 and $9,200, respectively.

(12)

Amount reflects premiums for the life insurance plan, living and commuting expenses, a tax gross up on living and commuting expenses, and Company matching contributions to the 401(k) Plan of $1,473, $44,892, $23,054, and $9,200, respectively.

(13)

Amount reflects premiums for the life insurance plan, living and commuting expenses, a tax gross up on living and commuting expenses, and Company matching contributions to the 401(k) Plan of $653, $9,769, $3,418, and $9,200, respectively.

(14)

For 2008, amount includes the amounts earned in 2008 by Mr. DeSantis pursuant to the DeSantis Letter Agreement, including $375,000 earned under the 2008 Incentive Compensation Plan as well as $180,000 earned in 2008 for the LTIP. See “Severance – John DeSantis”. Amount for 2008 also includes premiums for the life insurance plan, living and commuting expenses, a tax gross up on living and commuting expenses, and Company matching contributions to the 401(k) Plan of $4,460, $7,971, $4,428, and $6,517, respectively. For 2007, amount reflects premiums for the life insurance plan, living and commuting expenses, a tax gross up on living and commuting expenses, and Company matching contributions to the 401(k) Plan of $1,644, $17,739, $9,776, and $8,250, respectively.

Grants of Plan-Based Awards

          The following Grants of Plan-Based Awards Tables summarize the awards made to our executive officers under any plan in 2008. The only relevant plans during 2008 were the 2008 Annual Incentive Compensation Plan and the 2006 Long-Term Incentive Plan, and a discussion of each is outlined below.

          The amounts in the table below are also included in the “Non-Equity Incentive Plan Compensation” column of the 2008 Summary Compensation Table.

2008 Grants of Plan-Based Awards

					All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Options Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)

Name	Grant Date
		Estimated Possible Payouts Under Non- Equity Incentive Plan Awards

		Threshold ($) (3)	Target ($) (3)	Maximum ($) (3)

Thomas L. Millner, Chief Executive Officer (through March 13, 2009)

2008 Stock Incentive Plan	5/14/2008	—				437,197		$2.55
Inc. Comp. Plan (1)	2/5/2008	—	$630,000	—
LTIP (2)	8/2/2006	—	$252,000	—

Stephen P. Jackson, Jr., Chief Financial Officer, Treasurer, and Corporate Secretary

2008 Stock Incentive Plan	5/14/2008	—				109,558		$2.55
Inc. Comp. Plan (1)	2/5/2008	—	$330,000	—
LTIP (2)	8/2/2006	—	$132,000	—

Theodore H. Torbeck, President and COO (through March 14, 2009), CEO (as of March 14, 2009)
2008 Stock Incentive Plan	5/14/2008	—		—		379,504		$2.55
Inc. Comp. Plan (1)	2/5/2008	—	$550,000	—
LTIP (2)	N/A	N/A	N/A	N/A

E. Scott Blackwell, Chief Sales Officer
2008 Stock Incentive Plan	5/14/2008	—		—		109,558		$2.55
Inc. Comp. Plan (1)	2/5/2008	—	$400,000	—
LTIP (2)	7/1/2007	—	$160,000	—

Igor Popov, Chief Supply Chain Officer

2008 Stock Incentive Plan	5/14/2008	—		—		28,463		$2.55
Inc. Comp. Plan (1)	2/5/2008	—	$128,333	—
LTIP (2)	N/A	N/A	N/A	N/A

John DeSantis, Strategic Projects

2008 Stock Incentive Plan	5/14/2008					27,122	(4)	$2.55
Inc. Comp. Plan (1)	2/5/2008	—	—	—
LTIP (2)	7/1/2007	—	—	—

(1)	The annual cash bonus incentive compensation as discussed in the “Compensation Discussion and Analysis” and the narrative preceding the chart is paid out pursuant to this plan.

(2)

A component of Remington’s long-term incentive compensation, as discussed in the “Compensation Discussion and Analysis” and the narrative preceding the chart, is paid out pursuant to this plan. In 2008, each individual in the plan earned 40% of their year-end salary, which will be paid in the first quarter of 2010 if the individual is still employed with Remington on December 31, 2009.

(3)

Threshold and Maximum amounts in the above table are not applicable for disclosure purposes because, as of March 15, 2009, the threshold is known to have been met and the maximum has been eliminated. As a result, Target is the only applicable disclosure amount. The Target amount for the incentive compensation plan reflects what was actually paid out to the individual on March 9, 2009.

(4)	Upon Mr. DeSantis’ termination of employment with Remington in October 2008, his options to purchase FGI common stock were transferred to another Cerberus portfolio company.

          2008 Incentive Compensation Plan

          Under the 2008 Annual Incentive Compensation Plan, participants are generally entitled to receive 80% of their cash bonus if Remington’s Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), as adjusted for certain non-recurring or unusual transactions, equals or exceeds the threshold of $72.7 million for the fiscal year ended December 31, 2008. Each participant is generally entitled to receive 50% of his target bonus of Adjusted EBITDA beginning at 90% of the Adjusted EBITDA threshold up to a maximum of 150% of his target bonus at 110% of Adjusted EBITDA. The remaining 20% of the participant’s cash bonus is based on individual goals and/or departmental metrics related to development of personnel, growth initiatives and other strategic initiatives.

          For 2008, Adjusted EBITDA for incentive compensation purposes excluded the results from the Marlin Acquisition due to the timing of the Marlin Acquisition and the uncertainty of details available to develop realizable targets at the time of the Marlin Acquisition.

          The performance criteria applicable to the Chief Executive Officer, Chief Financial Officer, and the other Named Executive Officers for purposes of the 2008 Annual Incentive Compensation Plan are determined based on personal and departmental goals, as well as on Remington’s corporate performance. Upon achievement of certain levels of Adjusted EBITDA, the Compensation Committee provided for a percentage of the achieved Adjusted EBITDA level to be paid to the employees participating in the plan. Once that total dollar amount was determined, then each employee was allocated their bonus based on a pro-rata portion of the allocable pool based on their target incentive award percentages of base salary. For 2008, the Compensation Committee provided that the target incentive award would begin for the Chief Executive Officer, Chief Financial Officer and our other Named Executive Officers would be 100% of base salary.

          2006 Long-Term Incentive Compensation Plan

          The Long-Term Incentive Compensation Plan is based on our total Adjusted EBITDA performance for each individual year between 2006 and 2009 and the total amount earned during the period will be paid out in the first quarter of 2010. In order to receive the 2010 payment, each Named Executive Officer or other participant must be an employee of Remington on December 31, 2009. In 2006, the Compensation Committee as it was then constituted approved a target payout for all executive officers, including certain of the Named Executive Officers of 40% of base salary as of the end of each calendar year over the 2006-2009 periods. The Compensation Committee established an Adjusted EBITDA target goal of $44.1 million for 2008 and Remington achieved its goal in 2008.

          2008 Stock Incentive Plan

          On May 14, 2008, the FGI Board adopted the 2008 Stock Incentive Plan. The 2008 Stock Incentive Plan is designed to provide a means by which certain current employees, officers, non-employee directors and other individual service providers, including those of Remington and other subsidiaries of FGI, may be given an opportunity to benefit from increases in the value of the FGI common stock, through the grant of equity awards. FGI, by means of the Stock Incentive Plan, seeks to retain the services of such eligible persons and to provide incentives for such persons to exert maximum efforts for the success of FGI and its subsidiaries.

          Also on May 14, 2008, the FGI Board adopted the form of Nonqualified Stock Option Award Agreement (the “Form Award Agreement”). The Form Award Agreement outlines terms relating to stock option awards, including (i) the exercise price per share of each option granted, which shall be the fair market value of a share of the FGI common stock on the date of grant, (ii) the vesting schedule of the options granted, and (iii) acceleration provisions upon the occurrence of a change in control, termination of employment without cause or termination of employment for good reason.

          The awards under the Stock Incentive Plan may be in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and stock unit awards. The maximum aggregate number of shares of FGI common stock that may be issued under all awards granted to participants under the Stock Incentive Plan is 2,424,703 shares, subject to certain adjustments as set forth in the Stock Incentive Plan.

          On May 14, 2008, the FGI Board, following consultation with Remington’s Compensation Committee, granted 1,910,834 nonqualified stock option awards and 118,074 shares of common stock to various members of Remington’s executive management and board of directors. In 2008, 287,280 stock option awards and all 118,074 shares of common stock vested. The vesting of the options and shares of FGI common stock will occur at various times through July 2012.

Modification to Certain Equity Awards

          As a result of a merger of FGI and another Cerberus portfolio company in December 2007, Messrs. Blackwell and DeSantis received performance-based and service-based restricted common stock of FGI. This award of FGI restricted common stock replaced the performance-based and service-based restricted units in the same Cerberus portfolio company that had been awarded to Messrs. Blackwell and DeSantis in connection with their prior employment with that portfolio company. The shares of FGI restricted common stock beneficially owned by Messrs. Blackwell and DeSantis as of December 31, 2008 vested based upon Messrs. Blackwell and DeSantis’ service to Remington and the other Cerberus portfolio company through December 31, 2008. On May 14, 2008, a modification was made resulting in the restricted common stock becoming all service-based in order to be consistent with the Stock Incentive Plan, rather than both performance-based and service-based, although vesting may be continued if either were to be employed by FGI or any of FGI’s affiliates.

Other Agreements

          Mr. DeSantis, who terminated his employment with Remington in October 2008, is entitled to $735,000 as full settlement of all obligations and liabilities relating to both the 2008 Annual Incentive Compensation Plan as well as the LTIP as discussed below under “Severance – John DeSantis”.

          For a discussion of the material terms of our Named Executive Officers’ employment agreements, see “Compensation Discussion and Analysis – Executive Employment Agreements.”

Outstanding Equity Awards at Fiscal Year-End Table

          The following Outstanding Equity Awards at Fiscal Year End Table summarizes our Named Executive Officers’ outstanding equity awards under any plan at December 31, 2008.

2008 Outstanding Equity Awards at Fiscal Year-End

		Option Awards				Stock Awards

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Note Vested ($)

Thomas L. Millner, CEO (through March 13, 2009)	5/14/2008	74,296	362,901	(1)	$2.55	5/13/2018

Stephen P. Jackson, Jr., CFO, Treasurer, and Corporate Secretary	5/14/2008	16,434	93,124	(1)	$2.55	5/13/2018

Theodore H. Torbeck, President and COO (through March 14, 2009) and CEO (as of March 14, 2009)	5/14/2008	—	379,504	(2)	$2.55	5/13/2018

E. Scott Blackwell, CSO	5/14/2008	16,434	93,124	(1)	$2.55	5/13/2018
	9/8/2006						52,126	(3)	$173,058	(5)

Igor Popov, CSCO	5/14/2008	4,269	24,194	(1)	$2.55	5/13/2018

John DeSantis, Strategic Projects	5/14/2008	4,068	23,054	(4)	$2.55	5/13/2018
	4/13/2006						70,375	(4)	$233,645	(5)

1)	The unexercisable portion of this stock option as of December 31, 2008 vests and becomes exercisable as follows: 20% on May 31, 2009, 30% on May 31, 2010 and 35% on May 31, 2011.

2)	The unexercisable portion of this stock option as of December 31, 2008 vests and becomes exercisable as follows: 15% on May 14, 2009, 20% on May 14, 2010, 30% on May 14, 2011 and 35% on May 14, 2012.

3)

All of the restricted stock is based on service and vests as follows: Mr. Blackwell: March 31, 2009 – 12,029 shares, October 19, 2009 – 12,029 shares, March 31, 2010 – 14,034 shares, and October 19, 2010 – 14,034 shares. The May 14, 2008 modification to these restricted stock awards is discussed further under “Compensation Discussion and Analysis – Equity Awards.”

4)

Upon Mr. DeSantis’ termination of employment with Remington in October 2008, his shares of restricted FGI common stock and options to purchase FGI common stock were transferred to another Cerberus portfolio company.

5)

There is no established market value for the FGI common stock. As such, the value is based upon $3.32 per share, the fair value of the FGI common stock as of December 31, 2008 (based on an October 1, 2008 third-party valuation).

Option Exercises and Stock Vested Table

          The table below shows the restricted shares of FGI common stock acquired upon vesting in 2008.

Stock Awards

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)

Thomas L. Millner, CEO (through March 13, 2009)	—	—

Stephen P. Jackson, Jr., CFO, Treasurer and Corporate Secretary	—	—

Theodore H. Torbeck, President and COO (through March 14, 2009) CEO (as of March 14, 2009)	—	—

E. Scott Blackwell, CSO	22,054	$73,219

Igor Popov, CSCO	—	—

John DeSantis, Strategic Projects	36,178	$120,111

(1)	No options were exercised by the Named Executive Officers in 2008.

(2)

There is no established market value for the FGI common stock. As such, the value is based upon $3.32 per share, the fair value of the FGI common stock as of December 31, 2008 (based on an October 1, 2008 third-party valuation).

Pension and Retirement Benefits

          Refer to “Pension and Retirement Benefits” in the Compensation Discussion & Analysis for a description of our pension and retirement benefit plans, the reasons for the establishment of multiple plans, and the material terms and conditions of benefits under each plan, including benefit formulas and eligibility standards with respect to normal retirement payment. The following tables summarize pension and retirement benefits as of December 31, 2008 for each of our Named Executive Officers. The changes in this table are reflected in the “Change in Pension Value and NQDC Earnings” column of the 2008 Summary Compensation Table.

          The amounts presented in the 2008 table below for the Retirement Plan and the Supplemental Plan represent the present value of the current accrued accumulated benefit obligation as of December 31, 2008, and are based on a 6% discount rate and use the adjusted RP-2000 Combined Mortality Table for males and females for determining 2008 IRS Target Liability. See Note 12 to our audited financial statements included in this Annual Report on Form 10-K.

          In order to be eligible for early retirement, the relevant Named Executive Officer must be age 50 and have 15 years of qualifying service. Once these two criteria have been met, the Named Executive Officer can receive payments under the Retirement Plan and the Supplemental Plan before the age of 65 at a reduced level. The OPEB Plan benefits are unaffected for early retirement status.

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

Name (1)	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)		Payments During Last Fiscal Year ($)

Thomas L. Millner, Chief Executive Officer (through March 13, 2009)	Pension Plan (2)	14.6	$211,653		$—
	Supplemental Plan (3)	14.6	1,128,404	(5)	—
	OPEB Plan (4)	14.6	92,621		—

Stephen P. Jackson, Jr., CFO, Treasurer and Corporate Secretary	Pension Plan	N/A	N/A		N/A
	Supplemental Plan (3)	5.5	$81,163		$—
	OPEB Plan	N/A	N/A		N/A

E. Scott Blackwell,	Pension Plan	N/A	N/A		N/A
Chief Sales Officer	Supplemental Plan (3)	1.5	$11,213		$—
	OPEB Plan	N/A	N/A		N/A

John DeSantis,	Pension Plan	N/A	N/A		N/A
Strategic Projects	Supplemental Plan (3)	1.5	$31,668		$—
(Formerly CTO)	OPEB Plan	N/A	N/A		N/A

(1)	Neither Mr. Torbeck nor Mr. Popov is eligible to participate in any of the Pension Plan, Supplemental Plan or OPEB Plan.

(2)	The Pension Plan in the above chart refers to the Pension Plan as discussed in “Compensation Discussion and Analysis,” above.

(3)	The Supplemental Plan in the above chart refers to the Supplemental Plan as discussed in “Compensation Discussion and Analysis,” above.

(4)	The OPEB Plan in the above chart refers to the Postretirement Plan as discussed in “Compensation Discussion and Analysis,” above.

(5)	The amount presented excludes incremental three years of service subject to Mr. Millner’s executive employment agreement of $295,046.

Potential Payments Upon Termination or Change-in-Control

Severance - Employment Agreements

          The employment agreements of Messrs. Millner, Jackson, Torbeck and Blackwell entitle them to a severance payment if employment is terminated without cause.

          As used in these employment agreements, “Cause” means:

▪

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

▪	The executive’s gross negligence or serious misconduct that has caused or would reasonably be expected to result in material injury to Remington or any of its affiliates;

▪	The executive’s conviction of, or entering a plea of nolo contendere to, a crime that constitutes a felony; or

▪	Generally, a violation of any provision of Remington’s business ethics policy.

          In addition, the executive employment agreements provide for a severance payment if employment is terminated for good reason.

          As used in these employment agreements, “Good Reason” means termination of employment by the executive within thirty days following the occurrence of any of the following without the executive’s consent:

▪	the assignment of the executive to a position the duties of which are a material diminution of the duties of his current title and position;

▪	a reduction of the executive’s base salary or the percentage of such base salary made available as an incentive compensation opportunity;

▪	the assignment of the executive (except Mr. Torbeck) to a principal office located beyond a 50-mile radius of the executive’s current work place; or

▪	a material breach by Remington of any of its obligations under the employment agreement.

          In addition to the above, Mr. Torbeck shall have the right to terminate his employment for “Good Reason” if Remington requires him to relocate his primary residence at any time during the first twenty-four months of his employment.

          Finally, the employment agreement allows for the employer to provide for a severance payment of up to twelve (12) months if employment is terminated without good reason.

          The severance period begins on the termination date and lasts three years in the case of Mr. Millner, and for Messrs. Jackson, Torbeck and Blackwell, such period is 12 months.

          In addition, Mr. Popov has a severance agreement which entitles him to a severance payment of twelve months if he is terminated by the Company other than for cause, death or total disability.

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

Long Term Incentive Plan (“LTIP”).

          A change in control is defined by the LTIP as:

▪          the acquisition by any person, entity or “group” (as defined in Section 13(d) of the Securities Exchange Act of 1934, as amended), other than Remington, any of its affiliates, any employee benefit plan of Remington or any of its affiliates, or the Funds, of 50% or more of the combined voting power of Holding’s then outstanding voting securities; or

▪          the merger or consolidation of Remington, as a result of which any person, entity or “group” (as defined in Section 13(d) of the Securities Exchange Act of 1934, as amended), other than Remington, any of its affiliates, any employee benefit plan of Remington or any of its affiliates, owns, directly or indirectly, more than 50% of the combined voting power entitled to vote generally in the election of directors of the merged or consolidated company; or

▪          the sale, transfer or other disposition of all or substantially all of the assets of Remington to any person, entity or “group” (as defined in Section 13(d) of the Securities Exchange Act of 1934, as amended), other than Remington, any of its affiliates, any employee benefit plan of Remington or any of its affiliates.

          Upon a change in control, each participant who is actively employed by Remington or was actively employed by Remington immediately prior to such change in control will be entitled to a lump sum payment which shall be equal to (i) the amount, if any, credited to each participant as of the date of the change in control plus (ii) the amount that would have been credited to each participant in respect of the fiscal year of the change in control and each subsequent fiscal year if the participant had remained employed through the vesting date and Remington had achieved the aggregate Adjusted EBITDA target for each such fiscal year. Such payment shall be made on the date of such change in control. Notwithstanding the foregoing, if the acquirer in such change in control decides to continue the LTIP at the targets outlined following the change in control, the amounts shall not be paid and the LTIP shall continue through the original payment date.

Summary Tables for Potential Payments upon Termination or Change in Control

          The following tables set forth potential payments to our Named Executive Officers upon termination of their employment or a change in control under their current employment agreements and other applicable agreements as of December 31, 2008. Mr. Millner, who served as our Chief Executive Officer through March 13, 2009, is included in the tables below because he served as our Chief Executive Officer at December 31, 2008. However, for purposes of that certain executive employment agreement dated as of May 31, 2007, between Mr. Millner and Remington, Mr. Millner’s termination is expected to be treated as a “resignation without good reason” by Remington and Mr. Millner is not entitled to receive any additional compensation following his termination of employment.

Thomas L. Millner
Chief Executive Officer (through March 13, 2009)

	Terminated with Cause	Terminated without Cause		Resign with Good Reason		Resign without Good Reason (12)	Change in Control (11)

Salary	$—	$1,890,000	(1)	$1,890,000	(1)	$630,000	$1,890,000	(1)
Cash Bonus (2)	—	630,000		630,000		—	630,000
Supplemental Plan (3)	—	295,046		295,046		—	295,046
Restricted Stock (4)	—	—		—		—	—
Stock Options (5)	—	—		—		—	279,434
Extended Medical (6)		7,094		7,094			7,094
LTIP (7)	—	715,200		715,200		—	715,200
Disability Premiums (8)	—	12,453		12,453		—	12,453
Life Insurance (9)	—	17,553		17,553		—	17,553
Financial Planning (10)	—	56,172		56,172		—	56,172

	$—	$3,623,518		$3,623,518		$630,000	$3,902,952

(1)	Salary is three times Mr. Millner’s base salary paid in equal installments over 3 years in accordance with Mr. Millner’s executive employment agreement.

(2)

Cash Bonus is Mr. Millner’s portion of annual cash incentive compensation that would have been payable assuming he was terminated at the end of the year, to be paid in a lump sum amount in accordance with Mr. Millner’s executive employment agreement.

(3)	Supplemental Plan is the estimated actuarial value of an additional three years of service credit under Remington’s Supplemental Plan in accordance with Mr. Millner’s executive employment agreement.

(4)	This item is not applicable to Mr. Millner.

(5)

Mr. Millner has 362,901 unvested options to purchase FGI common stock. Upon a change in control, all unvested stock options immediately vest. Mr. Millner’s unvested options to purchase FGI common stock have a strike price of $2.55 per share and the market value of FGI common stock as of December 31, 2008 was $3.32 per share.

(6)

Extended Medical is the estimated annual amount of healthcare costs expected to be paid by the Company for Mr. Millner and his family, which is received until the age of 65 in accordance with the extended Medical Plan. The estimate is computed using the current annual COBRA cost less the amount to be paid by Mr. Millner.

(7)	LTIP is amount earned for years 2006, 2007 and 2008.

(8)	Disability Premiums is the estimated annual amount of premiums paid for a supplemental long-term disability policy, based on 2008 premiums, for the three year severance period.

(9)	Life Insurance is the estimated annual amount of insurance premiums to participate in the Remington All Groups Life Insurance Plan, based on 2008 premiums, for the three year severance period.

(10)

Financial Planning is the estimated annual amount for personal financial consulting services plus a tax gross-up on these personal financial consulting services, based on 2008 expenses, for the three year severance period.

(11)	Per the executive employment agreement, any successor must assume and perform the same employment agreement or the executive is entitled to severance benefits as if he were terminated “Without Cause.”

(12)	Assumes that employer has exercised its right under the employment agreement to provide one year of salary.

Stephen P. Jackson, Jr.
Chief Financial Officer

	Terminated with Cause	Terminated without Cause		Resign with Good Reason		Resign without Good Reason (12)	Change in Control (11)

Salary	$—	$330,000	(1)	$330,000	(1)	$330,000	$330,000	(1)
Cash Bonus (2)	—	330,000		330,000		—	330,000
Supplemental Plan (3)	—	—		—		—	—
Restricted Stock (4)	—	—		—		—	—
Stock Options (5)	—	—		—		—	71,705
Extended Medical (6)	—	10,467		10,467		—	10,467
LTIP (7)	—	352,000		352,000		—	352,000
Disability Premiums (8)	—	—		—		—	—
Life Insurance (9)	—	774		774		—	774
Financial Planning (10)	—	18,072		18,072		—	18,072

	$—	$1,041,313		$1,041,313		$330,000	$1,113,018

(1)	Salary is one times Mr. Jackson’s base salary payable in equal installments over one year in accordance with Mr. Jackson’s employment agreement.

(2)

Cash Bonus is Mr. Jackson’s portion of annual cash incentive compensation that would have been payable assuming he was terminated at the end of the year, to be paid in a lump sum amount in accordance with Mr. Jackson’s executive employment agreement.

(3)	Supplemental Plan representing additional years of service credit under Remington’s Supplemental Plan is not applicable for Mr. Jackson.

(4)	This item is not applicable to Mr. Jackson.

(5)

Mr. Jackson has 93,124 unvested options to purchase FGI common stock. Upon a change in control, all unvested stock options immediately vest. Mr. Jackson’s unvested options to purchase FGI common stock have a strike price of $2.55 per share and the market value of FGI common stock as of December 31, 2008 was $3.32 per share.

(6)

Extended Medical is the estimated annual amount of healthcare costs expected to be paid by the Company for Mr. Jackson and his family, which is received until the age of 65 in accordance with the extended Medical Plan. The estimate is computed using the current annual COBRA cost less the amount to be paid by Mr. Jackson.

(7)	LTIP is amount earned for years 2006, 2007 and 2008.

(8)	Disability Premiums is not applicable per the terms of Mr. Jackson’s employment agreement.

(9)	Life Insurance is the estimated annual amount of insurance premiums to participate in the Remington All Groups Life Insurance Plan, based on 2008 premiums, for the one year severance period.

(10)

Financial Planning is the estimated annual amount for personal financial consulting services plus a tax gross-up on these personal financial consulting services, based on 2008 expenses, for the one year severance period.

(11)	Per the executive employment agreement, any successor must assume and perform the same employment agreement or the executive is entitled to severance benefits as if he were terminated “Without Cause.”

(12)	Assumes that employer has exercised its right under the employment agreement to provide one year of salary.

Theodore H. Torbeck
Chief Operating Officer (through March 14, 2009), Chief Executive Officer (as of March 14, 2009)

	Terminated with Cause	Terminated without Cause		Resign with Good Reason		Resign without Good Reason (12)	Change in Control (11)

Salary	$—	$600,000	(1)	$600,000	(1)	$600,000	$600,000	(1)
Cash Bonus (2)	—	550,000		550,000		—	550,000
Supplemental Plan (3)	—	—		—		—	—
Restricted Stock (4)	—	—		—		—	—
Stock Options (5)	—	—		—		—	292,218
Extended Medical (6)	—	10,467		10,467		—	10,467
LTIP (7)	—	—		—		—	—
Disability Premiums (8)	—	—		—		—	—
Life Insurance (9)	—	3,271		3,271		—	3,271
Financial Planning (10)	—	—		—			—

	$—	$1,163,738		$1,163,738		$600,000	$1,455,956

(1)	Salary is one times Mr. Torbeck’s base salary paid in equal installments over one year in accordance with Mr. Torbeck’s executive employment agreement.

(2)

Cash Bonus is Mr. Torbeck’s portion of annual cash incentive compensation that would have been payable assuming he was terminated at the end of the year, to be paid in a lump sum amount in accordance with Mr. Torbeck’s executive employment agreement.

(3)	Supplemental Plan representing additional years of service credit under Remington’s Supplemental Plan is not applicable for Mr. Torbeck.

(4)	This item is not applicable to Mr. Torbeck.

(5)

Mr. Torbeck has 379,504 unvested options to purchase FGI common stock. Upon a change in control, all unvested stock options immediately vest. Mr. Torbeck’s unvested options to purchase FGI common stock have a strike price of $2.55 per share and the market value of FGI common stock as of December 31, 2008 was $3.32 per share.

(6)

Extended Medical is the estimated annual amount of healthcare costs expected to be paid by the Company for Mr. Torbeck and his family, for the one year severance period in accordance with Mr. Torbeck’s executive employment agreement. The estimate is computed using the current annual COBRA cost less the amount to be paid by Mr. Torbeck.

(7)	LTIP is not applicable per the terms of Mr. Torbeck’s employment agreement.

(8)	Disability Premiums are not applicable per the terms of Mr. Torbeck’s employment agreement.

(9)	Life Insurance is the estimated annual amount of insurance premiums to participate in the Remington All Groups Life Insurance Plan, based on 2008 premiums, for the one year severance period.

(10)	Financial Planning is not applicable per the terms of Mr. Torbeck’s employment agreement.

(11)	Per the executive employment agreement, any successor must assume and perform the same employment agreement or the executive is entitled to severance benefits as if he were terminated “Without Cause.”

(12)	Assumes that employer has exercised its right under the employment agreement to provide one year of salary.

E. Scott Blackwell
Chief Sales Officer

	Terminated with Cause	Terminated without Cause		Resign with Good Reason		Resign without Good Reason (12)	Change in Control (11)

Salary	$—	$400,000	(1)	$400,000	(1)	$400,000	$400,000	(1)
Cash Bonus (2)	—	400,000		400,000		—	400,000
Supplemental Plan (3)	—	—		—		—	—
Restricted Stock (4)	—	—		—		—	173,058
Stock Options (5)	—	—		—		—	71,705
Extended Medical (6)	—	10,467		10,467		—	10,467
LTIP (7)	—	294,000		294,000		—	294,000
Disability Premiums (8)	—	—		—		—	—
Life Insurance (9)	—	1,473		1,473		—	1,473
Financial Planning (10)	—	—		—		—	—

	$—	$1,105,940		$1,105,940		$400,000	$1,350,703

(1)	Salary is one times Mr. Blackwell’s base salary paid in equal installments over one year in accordance with Mr. Blackwell’s executive employment agreement.

(2)

Cash Bonus is Mr. Blackwell’s portion of annual cash incentive compensation that would have been payable assuming he was terminated at the end of the year, to be paid in a lump sum amount in accordance with Mr. Blackwell’s executive employment agreement.

(3)	Supplemental Plan representing additional years of service credit under Remington’s Supplemental Plan is not applicable for Mr. Blackwell.

(4)

Mr. Blackwell has 52,126 unvested shares of FGI restricted stock. Upon a change in control, all unvested shares immediately vest. The value of Mr. Blackwell’s unvested shares is based on the market value of FGI common stock as of December 31, 2008 of $3.32 per share.

(5)

Mr. Blackwell has 93,124 unvested options to purchase FGI common stock. Upon a change in control, all unvested stock options immediately vest. Mr. Blackwell’s unvested options to purchase FGI common stock have a strike price of $2.55 per share and the market value of FGI common stock as of December 31, 2008 was $3.32 per share.

(6)

Extended Medical is the estimated annual amount of healthcare costs expected to be paid by the Company for Mr. Blackwell and his family, which is received until the age of 65 in accordance with the extended Medical Plan. The estimate is computed using the current annual COBRA cost less the amount to be paid by Mr. Blackwell.

(7)	LTIP is amount earned for 2008 and 2007.

(8)	Disability Premiums are not applicable to Mr. Blackwell per the terms of his employment agreement.

(9)	Life Insurance is the estimated annual amount of insurance premiums to participate in the Remington All Groups Life Insurance Plan, based on 2008 premiums, for the one year severance period.

(10)	Financial Planning is not applicable to Mr. Blackwell.

(11)	Per the executive employment agreement, any successor must assume and perform the same employment agreement or the executive is entitled to severance benefits as if he were terminated “Without Cause.”

(12)	Assumes that employer has exercised its right under the employment agreement to provide one year of salary.

Igor Popov
Chief Supply Chain Officer

	Terminated with Cause	Terminated without Cause		Resign with Good Reason		Resign without Good Reason (12)	Change in Control (11)

Salary	$—	$275,000	(1)	$275,000	(1)	$275,000	$—
Cash Bonus (2)	—	—		—		—	—
Supplemental Plan (3)	—	—		—		—	—
Restricted Stock (4)	—	—		—		—	—
Stock Options (5)	—	—		—		—	3,287
Extended Medical (6)	—	—		—		—	—
LTIP (7)	—	—		—		—	—
Disability Premiums (8)	—	—		—		—	—
Life Insurance (9)	—	—		—		—	—
Financial Planning (10)	—	—		—		—	—

	$—	$275,000		$275,000		$275,000	$3,287

(1)	Salary is one times Mr. Popov’s base salary paid in equal installments over one year in accordance with Mr. Popov’s severance agreement.

(2)	Cash Bonus is not applicable per the terms of Mr. Popov’s severance agreement.

(3)	Supplemental Plan is not applicable per the terms of Mr. Popov’s severance agreement.

(4)	This item is not applicable to Mr. Popov.

(5)

Mr. Popov has 4,269 unvested options to purchase FGI common stock. Upon a change in control, all unvested stock options immediately vest. Mr. Popov’s unvested options to purchase FGI common stock have a strike price of $2.55 per share and the market value of FGI common stock as of December 31, 2008 was $3.32 per share.

(6)	Extended Medical is not applicable per the terms of Mr. Popov’s severance agreement.

(7)	LTIP is not applicable per the terms of Mr. Popov’s severance agreement.

(8)	Disability Premiums are not applicable per the terms of Mr. Popov’s severance agreement.

(9)	Life Insurance is not applicable per the terms of Mr. Popov’s severance agreement.

(10)	Financial Planning is not applicable per the terms of Mr. Popov’s severance agreement.

(11)	Change in Control benefits are not applicable per the terms of Mr. Popov’s severance agreement.

(12)	Assumes that employer has exercised its right under the employment agreement to provide one year of salary.

Severance –John DeSantis

          On October 28, 2008, Mr. DeSantis announced his intention to terminate his employment from Remington, effective October 31, 2008, in order to be employed by another Cerberus portfolio company and, accordingly, received no payments under the terms of his employment agreement with Remington for salary and other benefits. In connection with Mr. DeSantis’ termination, Mr. DeSantis and Remington entered into a Letter Agreement and General Release effective as of October 31, 2008 (the “DeSantis Letter Agreement”). Per the terms of the DeSantis Letter Agreement, Mr. DeSantis is entitled to receive his share under the Remington Long Term Incentive Plan in the amount of $360,000, which is expected to be paid in the spring of 2010. In addition, Mr. DeSantis received his pro rata share under the 2008 Annual Incentive Compensation Plan in the amount of $375,000 on March 15, 2009.

Director Compensation

          During 2008, members of the Board of Directors of Remington who were not employees of Remington, Holding, FGI, or Cerberus, who we refer to as eligible directors, received a per meeting fee of $1,000 for each Remington board and committee meeting attended in person and $500 for each meeting attended via teleconference. In addition, each eligible director receives an annual retainer of $25,000 paid in January of the year following service. The eligible directors during 2008 included Messrs. Bobby R. Brown, General Michael W. Hagee (Ret.), General George A. Joulwan (Ret.), Stephen L. Hammerman (who resigned in 2008), James J. Pike, Walter McLallen, Frank A. Savage, George Zahringer III, Edward H. Rensi and Robert H. Behn. The 2008 annual retainer was pro rated for Messrs. Rensi and Behn, who joined the Board in March 2008 and May 2008, respectively. An additional fee of $1,000 per meeting was paid to the chairman of each committee. All directors were reimbursed for reasonable travel and lodging expenses incurred to attend meetings.

          The following table summarizes our director compensation during the 2008 fiscal year.

Director Compensation

Name	Fees Earned ($)	Change in Pension Value and NQDC Earnings	Stock Awards ($)(1)	Option Awards ($) (1)	All Other Compensation ($)		Total ($)

Bobby R. Brown	$34,000	$—	$—	$4,684	$—		$38,684
General Michael W. Hagee (Ret.)	30,500	—	—	1,766	—		32,266
General George A. Joulwan (Ret.)	27,500	—	—	1,766	—		29,266
James J. Pike	29,000	—	—	4,684	—		33,684
Walter McLallen	33,500	—	301,089	161,948	13,073	(2)	509,610
Frank A. Savage	27,500	—	—	4,684	—		32,184
George Zahringer III	31,500	—	—	4,684	—		36,184
Paul A. Miller	—	—	—	113,700	118,160	(3)	231,860
Grant Gregory	—	—	—	—	—		—
George Kollitides, II	—	—	—	—	—		—
Scott Parker	—	—	—	—	—		—
Madhu Satyanarayana	—	—	—	—	—		—
Edward H. Rensi*	22,333	—	—	4,684	—		27,017
Stephen L. Hammerman***	—	—	—	—	—		—
Robert H. Behn**	17,667	—		4,684	140,000	(4)	162,351

*	Mr. Rensi was appointed March 24, 2008.

**	Mr. Behn was appointed May 14, 2008

***	Mr. Hammerman resigned effective March 12, 2008.

(1)

Amount reflects the portion of SFAS 123(R) expense for restricted stock and for stock options awarded under the 2008 Stock Incentive Plan. The amounts in this column reflect the dollar amounts recognized as compensation expense for financial reporting purposes with respect to awards of stock options granted during the year, under the 2008 Stock Incentive Plan, to our directors in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), disregarding estimated forfeitures. The assumptions used to calculate these amounts are discussed in Note 15 to our audited financial statements included in this Annual Report on Form 10-K. There were no forfeitures of FGI restricted stock or FGI options in 2008.

(2)	Amount represents medical benefits paid on behalf of Mr. McLallen for 2008.

(3)

Amount represents compensation earned as an employee of Remington during 2008 as Mr. Miller became an employee of Remington in November 2008. Includes salary of $58,333, incentive compensation of $58,333, life insurance of $327, and matching contributions to the 401(k) plan of $1,167.

(4)	Amount represents earnings paid to Mr. Behn in 2008 as a result of a consulting agreement between Remington and Mr. Behn.

Compensation Committee Interlocks and Insider Participation

          The Board of Directors of Remington has established a Compensation Committee to review all compensation arrangements for executive officers of Remington, which from January 2008 to November 2008 consisted of Paul A. Miller, Chairman, General George A. Joulwan (Ret.) and George Kollitides, II. Mr. Miller became an employee of the Company effective November 1, 2008 and resigned from the Compensation Committee immediately prior to his employment. James J. Pike succeeded Mr. Miller as the chairman of the Compensation Committee. George Kollitides is an officer of the Company, and is also a member of our Compensation Committee. No other members of our current Compensation Committee have ever served as an officer or employee of the Company. During 2008, none of our executive officers served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our Compensation Committee or Board of Directors. In addition, during 2008 none of the members of our Compensation Committee had any relationship requiring disclosure under Item 404 of Regulation S-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          FGI owns all of the outstanding common stock of Holding, which in turn owns all of the outstanding common stock of Remington. Shares of Series A preferred stock and shares of common stock of FGI are held by various entities and individuals. Each share of FGI common stock is entitled to one vote. The preferred shares vote together with the common stock. The following table sets forth the beneficial ownership, as of March 27, 2009, of the shares of Series A preferred stock and common stock of FGI by each director of Remington, by all directors and executive officers of Remington as a group, by each Named Executive Officer of Remington, and by each person who owns beneficially more than five percent of the outstanding shares of Series A preferred stock and common stock of FGI. Some directors and officers of Remington received shares of FGI common stock and options to purchase FGI common stock based on service to a separate entity affiliated through common ownership. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or that are or may become exercisable within 60 days of March 27, 2009 are deemed outstanding. These shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and under applicable community property laws, each stockholder named in the table has sole voting and dispositive power with respect to the shares set forth opposite the stockholder’s name. Unless otherwise indicated, the address of all listed stockholders is c/o Remington Arms Company, Inc., 870 Remington Drive, P.O. Box 700, Madison, North Carolina 27025-0700.

	Series A Preferred		Common
Name of Beneficial Owner	Number of Shares	Percent of Class	Number of Shares		Percent of Class
Stephen Feinberg (1)(2)	18,627,464	99.63%	15,847,341		96.92%
Thomas L. Millner	70,000	*	144,296	(3)	*
Paul A. Miller	—	—	44,897	(4)	—
Robert W. Behn	—	—	2,846	(5)	—
Bobby R. Brown	—	—	2,846	(5)	—
Grant Gregory	—	—	—		—
General Michael W. Hagee (Ret.)	—	—	6,206	(6)	*
General George A. Joulwan (Ret.)	—	—	6,207	(6)	*
George Kollitides, II	—	—	—		—
Walter McLallen	—	—	379,504	(7)	2.26%
Scott Parker	—	—	—		—
James J. Pike	—	—	2,846	(5)	—
Edward H. Rensi	—	—	2,846	(5)	—
Madhu Satyanarayana	—	—	—		—
Frank A. Savage	—	—	2,846	(5)	—
George Zahringer III	—	—	2,846	(5)	—
Stephen P. Jackson, Jr.	—	—	16,434	(4)	—
Theodore H. Torbeck	—	—	56,926	(5)	—
E. Scott Blackwell	—	—	56,531	(8)	*
Igor Popov	—	—	4,269	(4)	—
John DeSantis	—	—	83,442	(9)	*
Directors and executive officers as a group (23 Persons)	70,000	*	827,173	(10)	4.93%

*	Less than 1%

(1)

FGI is controlled by Cerberus, which owns 18,627,464 shares of Series A preferred stock and 15,847,341 shares of common stock of FGI. Stephen Feinberg exercises sole voting and investment authority over all of the securities owned by Cerberus. Thus, pursuant to Rule 13d-3 under the Exchange Act, Stephen Feinberg is deemed to beneficially own 18,627,464 shares of FGI’s Series A preferred stock and 15,847,341 shares of FGI’s common stock.

(2)	The address for Stephen Feinberg, Grant Gregory, George Kollitides, II, Scott Parker and Madhu

Satyanarayana is c/o Cerberus Capital Management L.P., 299 Park Avenue, New York, New York 10171.

(3)	Includes 74,296 shares subject to options currently exercisable.

(4)	Subject to options currently exercisable.

(5)	Subject to options exercisable within 60 days of March 27, 2009.

(6)	Includes 1,407 shares subject to options exercisable within 60 days of March 27, 2009.

(7)	Includes 102,499 shares subject to options currently exercisable.

(8)	Includes 16,434 shares subject to options currently exercisable.

(9)	Includes 4,068 shares subject to options currently exercisable.

(10)	Includes 351,098 shares subject to options currently exercisable or exercisable within 60 days of March 27, 2009.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders (1)	1,935,490	$2.55	365,797 (2)
Total	1,935,490	$2.55	365,797

          (1) For a more detailed description of the American Heritage Arms, Inc. 2008 Stock Incentive Plan, please see Note 15 to our audited consolidated financial statements for the year ended December 31, 2008 appearing in Item 8, “Financial Statements and Supplementary Data” in this annual report on Form 10-K.

          (2) In addition to being available for future issuance upon the exercise of stock options that may be granted for December 31, 2008, the securities shown are available for future issuance in the form of restricted stock or other stock-based awards made under the American Heritage Arms, Inc. 2008 Stock Incentive Plan.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          Remington paid Meritage Capital Advisors, LLC (“Meritage”) a fee of $0.2 million during 2008 in connection with transaction advisory services. Walter McLallen serves as a member of Remington’s Board of Directors and is a managing director of Meritage.

          Remington paid Cerberus Partners fees totaling $1.4 million in 2008 in connection with improving operations. Cerberus Partners is an affiliated entity of Cerberus. Cerberus owns over 95% of FGI, which owns 100% of the outstanding common stock of Holding (which in turn owns 100% of the outstanding common stock of Remington).

          As of December 31, 2008, $0.7 million is due Holding representing the outstanding principal balance of two notes established in connection with the Kentucky economic development project, a $0.5 million note with a rate of 10.5% and a $0.2 million note with a rate of 9.9%. The Company recorded approximately $73,000 of interest expense with respect to these notes in 2008. During 2008, a third note established in connection with the Kentucky economic development project, in the amount of $0.2 million at a rate of 9.9%, was paid in full to Holding. Interest related to that note for 2008 was approximately $7,000.

          In 2008, Remington purchased approximately $10.7 million of products from Bushmaster Firearms International (“BFI”). In addition, Remington sold services to BFI totaling approximately $1.1 million and had sales of certain products to BFI totaling approximately $1.0 million. BFI is owned by Bushmaster Holdings, LLC (“Bushmaster”), which in turn is owned by FGI.

          Remington loaned EOTAC approximately $50,000 in 2008 for a vehicle. The loan calls for monthly payments payable over three years and is at a rate of 4%. The vehicle serves as collateral for the loan. Remington owns 61.8% of the joint venture, EOTAC.

          Also in 2008, Remington paid other fees for relocation services in the amount of $0.3 million to an entity affiliated through common ownership and provided products in the amount of $0.1 million to a separate entity affiliated through common ownership.

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

          The Board of Directors has affirmatively determined that the following current directors are “independent directors” within the meaning of NASDAQ Rule 4200(a)(15): Bobby R. Brown, Frank A. (Terry) Savage, General Michael W. Hagee (Ret.), James J. Pike, George Zahringer III, General George Joulwan (Ret.), and Edward H. Rensi. Although no longer serving as a Remington director, Mr. Stephen L. Hammerman served as a director of Remington until March 2008 and satisfied the definition of “independent director” as set forth in NASDAQ Rule 4200(a)(15). With respect to each of these directors, there were no transactions, relationships or arrangements that were considered by the Board but rejected as not impairing such director’s independence. Although the Board has not deemed them to be independent, each of George Kollitides, II and Walter McLallen serves as a member of our Audit Committee and Mr. Kollitides serves as a member of our Compensation Committee. Prior to his appointment as Executive Chairman in October 2008, Mr. Paul Miller, a non-independent director, served as a member of our Compensation Committee.

          Although our Board does not consist of a majority of independent directors, if our securities were listed on NASDAQ we believe we would be a “controlled company” as defined by NASDAQ listing standards and thus would not be required to comply with the NASDAQ requirement that our Board consist of a majority of independent directors. A “controlled company” for these purposes is a company of which more than 50% of the voting power is held by an individual, group or another company. Since (i) 100% of our common stock is owned by Holding; (ii) 100% of Holding’s common stock is owned by FGI; and (iii) the Cerberus Entities maintain voting control, in the aggregate, of over 95% of FGI’s outstanding common stock and over 99% of FGI’s outstanding Class A preferred stock, we believe we would satisfy the definition of a “controlled company” and thus would not be subject to the requirement that a majority of our Board consist of “independent directors”, as that term is defined by NASDAQ Rule 4200(a)(15).

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

          Our audit fees to Grant Thornton LLP, our principal accountant, were $0.5 million in 2008 and $0.7 million in 2007 for professional services rendered in connection with the annual audit and quarterly reviews of the financial statements. Also in 2008, we paid McGladrey & Pullen LLP fees of less than $0.1 million for audits of our Pension, Savings and Investment Plans.

Audit-Related Fees

          Our audit-related fees to Deloitte LLP were $0.1 million in 2008 and less than $0.1 million in 2007 for services related to compliance with the Sarbanes-Oxley Act of 2002 and related rules and regulations. Our audit-related fees to Crowe Chizek and Company were less than $0.1 million in 2008 and zero in 2007 for services related to compliance with the Sarbanes-Oxley Act of 2002 and related rules and regulations. We did not pay any audit-related fees to Grant Thornton LLP in 2008 or 2007.

Tax Fees

          Our tax-related fees to Deloitte LLP were $0.6 million in 2008 and less than $0.1 million for 2007, primarily for professional services rendered with respect to federal and state tax review services, an R&D Tax Credit Study, and the implementation of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Our tax-related fees to Grant Thornton LLP were less than $0.1 million in each of 2008 and 2007, primarily with respect to professional services rendered in federal and state tax review services and the implementation of FIN 48.

Other Fees

          In 2008, we paid $0.3 million to Deloitte LLP for consulting fees related to the integration of Marlin. Also in 2008, we paid less than $0.1 million to KPMG LLP related to economic and valuation services relating to the Marlin Acquisition. In 2007, there were no Other Fees paid.

Audit Fee Approval

          The percentage of fees paid to Grant Thornton LLP for audit fees, audit-related fees, tax fees and all other fees that were approved by the Company’s Audit Committee was 100%in fiscal 2008 and 2007.

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

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report:

	(1)	Financial Statements	Page

		Report of Independent Registered Public Accounting Firm	59
		Consolidated Balance Sheets as of December 31, 2008 and 2007	60
		Consolidated Statements of Operations for the years ended December 31, 2008, 2007, and 2006	61
		Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006	62-63
		Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Loss) for the years ended December 31, 2008, 2007, and 2006	64
		Notes to the Consolidated Financial Statements	65

	(2)	Financial Statement Schedule

		Valuation and Qualifying Accounts	113

	(3)	List of Exhibits

		The exhibits listed in the Exhibit Index, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this annual report on Form 10-K	157

	(b)	Exhibits

		See the Exhibit Index	157

	(c)	Separate Financial Statements and Schedules

		None.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Date: March 30, 2009

REMINGTON ARMS COMPANY, INC.

By:	/s/ Theodore H. Torbeck

	Name:	Theodore H. Torbeck
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Theodore H. Torbeck	Chief Executive Officer and	March 30, 2009
Theodore H. Torbeck	Director (Principal Executive Officer)

/s/ Stephen P. Jackson, Jr.	Chief Financial Officer, Treasurer	March 30, 2009
Stephen P. Jackson, Jr.	and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ Paul A. Miller	Executive Chairman and Director	March 30, 2009

Paul A. Miller

/s/ Robert W. Behn	Director	March 30, 2009

Robert W. Behn

/s/ Bobby R. Brown	Director	March 30, 2009

Bobby R. Brown

/s/ Grant Gregory	Director	March 30, 2009

Grant Gregory

/s/ Michael W. Hagee	Director	March 30, 2009

Michael W. Hagee

/s/ George A. Joulwan	Director	March 30, 2009

George A. Joulwan

/s/ George Kollitides, II	Director	March 30, 2009

George Kollitides, II

/s/ Walter McLallen	Director	March 30, 2009

Walter McLallen

/s/ Scott Parker	Director	March 30, 2009

Scott Parker

Signature	Title	Date

/s/ James J. Pike	Director	March 30, 2009

James J. Pike

/s/ Edward H. Rensi	Director	March 30, 2009

Edward H. Rensi

/s/ Madhu Satyanarayana	Director	March 30, 2009

Madhu Satyanarayana

/s/ Frank A. Savage	Director	March 30, 2009

Frank A. Savage

/s/ George Zahringer III	Director	March 30, 2009

George Zahringer III

          Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

          No annual report or proxy material has been or will be distributed to our sole stockholder, RACI Holding, Inc.

EXHIBIT INDEX

Form 10-K for Fiscal Year Ended December 31, 2008

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

4.5

Second Supplemental Indenture, dated as of May 12, 2008, by and among Remington, U.S. Bank National Association, and each of RA Brands, L.L.C., The Marlin Firearms Company and H&R 1871, LLC; previously filed as Exhibit 4.1 to Remington’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2008, filed August 14, 2008, and herein incorporated by reference.

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

10.32

The Remington Arms Company, Inc. Supplemental Pension Plan, effective January 1, 1998; previously filed as Exhibit 10.43 to Remington’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed March 31, 2006, and herein incorporated by reference. *

10.33	Amended and Restated Credit Agreement, dated March 15, 2006, by and among Remington, RA Factors, Inc., Wachovia Bank, National Association, as Agent and

Lender and other financial institutions party to the Amended and Restated Credit Agreement; previously filed as Exhibit 10.1 to Remington’s Current Report on Form 8-K, filed March 21, 2006, and herein incorporated by reference.

10.34

The Remington Arms Company, Inc. 2006 Long Term Incentive Plan; previously filed as Exhibit 10.1 to Remington’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2006, filed November 14, 2006, and herein incorporated by reference.*

10.35

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

10.37	Description of 2007 Incentive Compensation Plan, previously filed as Exhibit 10.47 to Remington’s Annual Report on Form 10-K, filed April 2, 2007, and herein incorporated by reference.*

10.38

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

10.39

First Amendment to Amended and Restated Credit Agreement, dated May 31, 2007, by and among Remington, Wachovia Bank, National Association, and the lenders from time to time parties thereto; previously filed as Exhibit 4.2 to Remington’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2007, filed August 20, 2007, and herein incorporated by reference.

10.40

Executive Employment Agreement, dated as of May 31, 2007, between Remington and Thomas L. Millner; previously filed as Exhibit 10.1 to Remington’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2007, filed August 20, 2007, and herein incorporated by reference.*

10.41

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

10.45

Severance Agreement, dated as of May 31, 2007, between Remington and Donald Campbell; previously filed as Exhibit 10.7 to Remington’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2007, filed August 20, 2007, and herein incorporated by reference.*

10.46

Union Extension Agreement, dated as of September 14, 2007, between Remington and the International Union, United Mine Workers of America, previously filed as Exhibit 10.2 to Remington’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2007, filed November 14, 2007, and herein incorporated by reference.*

10.47

Severance Agreement, dated as of October 25, 2007, between Remington and Jeff Costantin, previously filed as Exhibit 10.51 to Remington’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed March 28, 2008, and herein incorporated by reference.*

10.48

Collective Bargaining Agreement, dated as of October 27, 2007, between Remington, the International Union, and United Mine Workers of America, previously filed as Exhibit 10.52 to Remington’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed March 28, 2008, and herein incorporated by reference.*

10.49

Joinder Agreement, Second Amendment and Supplement to Amended and Restated Credit Agreement, dated as of November 13, 2007, between Remington, RA Brands, L.L.C., and Wachovia Bank, National Association, previously filed as Exhibit 10.53 to Remington’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed March 28, 2008, and herein incorporated by reference.

10.50

Stock Purchase Agreement, dated as of December 21, 2007, by and among Remington, The Marlin Firearms Company, the Shareholders of The Marlin Firearms Company thereto and Frank Kenna, III, as Shareholders’ Representative, previously filed as Exhibit 10.1 to Remington’s Current Report on Form 8-K, filed December 28, 2007, and herein incorporated by reference.

10.51

Joinder Agreement and Supplement to Amended and Restated Credit Agreement, dated as of January 28, 2008, between Remington, RA Brands, L.L.C., The Marlin Firearms Company, and H&R 1871, LLC, and Wachovia Bank, National Association, previously filed as Exhibit 10.55 to Remington’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed March 28, 2008, and herein incorporated by reference.

10.52

Executive Employment Agreement, dated as of February 4, 2008, between Remington and Theodore H. Torbeck, previously filed as Exhibit 10.56 to Remington’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed March 28, 2008, and herein incorporated by reference.*

10.53

Description of 2008 Incentive Compensation Plan, previously filed as Exhibit 10.57 to Remington’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed March 28, 2008, and herein incorporated by reference.*

10.54

Summary of Amendment to 2007 Incentive Compensation Plan, dated as of February 29, 2008, previously filed as Exhibit 10.4 to Remington’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2008, filed May 15, 2008, and herein incorporated by reference. *

10.55

American Heritage Arms, Inc. 2008 Stock Incentive Plan, dated as of May 14, 2008, previously filed as Exhibit 10.1 to Remington’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2008, filed August 14, 2008, and herein incorporated by reference. *

10.56	Nonqualified Stock Option Award Agreement, previously filed as Exhibit 10.2 to Remington’s Quarterly Report on Form 10-Q for the quarterly period ending June 30,

2008, filed August 14, 2008, and herein incorporated by reference. *

10.57

Letter Amendment, dated as of June 18, 2008, by and among Remington, RA Brands, L.L.C., The Marlin Firearms Company, H&R 1871, LLC, and Wachovia Bank, National Association, previously filed as Exhibit 10.3 to Remington’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2008, filed August 14, 2008, and herein incorporated by reference.

10.58

Letter Agreement, dated as of August 15, 2008, between Remington and Mark A. Little, previously filed as Exhibit 10.1 to Remington’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2008, filed November 12, 2008, and herein incorporated by reference. *

10.59	Consulting Agreement, dated as of June 20, 2008, between Remington and Robert Behn.*

10.60

Form of Severance Agreement between Remington and those parties identified on Exhibit 10.61, previously filed as Exhibit 10.1 to Remington’s Current Report on Form 8-K, filed February 20, 2009, and herein incorporated by reference.*

10.61	Schedule of Parties to Form of Severance Agreement

10.62	Letter Agreement and General Release, dated as of October 28, 2008, between Remington and John DeSantis. *

10.63	Form of Executive Employment Agreement between Remington and those parties identified on Exhibit 10.64.*

10.64	Schedule of Parties to Form of Executive Employment Agreement

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges.

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