Form 10-Q
period 2009-03-31
REMINGTON ARMS CO INC/
filed 2009-05-08
CIK 916504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

March 31, 2009

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

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                  Yes ☐   No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(do not check if a smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                           Yes ☐           No ☒

          At May 7, 2009, the number of shares outstanding of each of the issuer’s classes of common stock is as follows: 1,000 shares of Class A Common Stock, par value $.01 per share.

REMINGTON ARMS COMPANY, INC.

FORM 10-Q

March 31, 2009

Remington Arms Company, Inc.
Consolidated Balance Sheets
(Dollars in Millions, Except Per Share Data)

	Unaudited		Unaudited

	March 31, 2009	December 31, 2008	March 31, 2008

ASSETS
Current Assets
Cash and Cash Equivalents	$76.5	$66.7	$0.4
Accounts Receivable Trade - net	104.8	93.1	95.1
Inventories - net	99.5	102.0	147.7
Supply Inventory	6.2	6.5	6.2
Prepaid Expenses and Other Current Assets	16.2	17.8	23.7
Assets Held for Sale	1.9	1.9	—
Deferred Tax Assets	7.3	9.9	6.3

Total Current Assets	312.4	297.9	279.4

Property, Plant and Equipment - net	114.8	117.0	116.2
Goodwill and Intangibles - net	100.4	101.0	148.9
Debt Issuance Costs - net	2.7	3.1	4.3
Noncurrent Deferred Tax Assets	—	—	0.1
Other Noncurrent Assets	15.0	15.1	19.5

Total Assets	$545.3	$534.1	$568.4

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts Payable	$42.3	$35.3	$36.9
Book Overdraft	—	—	3.3
Short-Term Debt	2.1	3.2	3.3
Current Portion of Long-Term Debt	6.7	6.7	6.3
Current Portion of Product Liability	2.8	2.8	3.3
Income Taxes Payable	1.4	—	0.3
Other Accrued Liabilities	47.1	46.6	42.5

Total Current Liabilities	102.4	94.6	95.9

Long-Term Debt, net of Current Portion	267.7	269.1	251.9
Retiree Benefits, net of Current Portion	84.7	85.0	46.8
Product Liability, net of Current Portion	11.1	10.6	9.7
Deferred Tax Liabilities	9.8	9.7	31.4
Other Long-Term Liabilities	10.1	13.0	7.8

Total Liabilities	485.8	482.0	443.5

Commitments and Contingencies

Stockholder’s Equity
Class A Common Stock, par value $.01; 1,000 shares authorized and outstanding at March 31, 2009, December 31, 2008 and March 31, 2008, respectively	—	—	—
Paid in Capital	143.7	143.6	142.4
Accumulated Other Comprehensive Loss	(39.7)	(41.6)	(5.6)
Accumulated Deficit	(44.4)	(49.9)	(11.9)

Total Parent’s Equity	59.6	52.1	124.9
Deficit in Noncontrolling Interest	(0.1)	—	—

Total Stockholder’s Equity	59.5	52.1	124.9

Total Liabilities and Stockholder’s Equity	$545.3	$534.1	$568.4

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statements of Operations
(Dollars in Millions)
(Unaudited)

	Year-to-Date March 31,

	2009	2008

Net Sales	$145.2	$122.1

Cost of Goods Sold	104.7	93.2

Gross Profit	40.5	28.9

Selling, General and Administrative Expenses	25.7	23.9

Research and Development Expenses	2.1	1.8

Other Income	(1.9)	(0.6)

Operating Profit	14.6	3.8

Interest Expense	6.0	6.0

Income (Loss) from Operations before Income Taxes	8.6	(2.2)

Income Tax Provision (Benefit)	3.2	(0.8)

Net Income (Loss)	5.4	(1.4)

Add: Net Loss Attributable to Noncontrolling Interest	0.1	—

Net Income (Loss) Attributable to Controlling Interest	5.5	$(1.4)

(1) Sales are presented net of Federal Excise taxes of $11.7 and $8.3 for the year-to-date periods ended March 31, 2009 and 2008, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Year-to-Date March 31,

	2009	2008

Operating Activities
Net Income (Loss) Attributable to Controlling Interest	$5.5	$(1.4)
Net Income (Loss) Attributable to Noncontrolling Interest	(0.1)	—
Adjustments to reconcile Net Income (Loss) to Net Cash used in Operating Activities:
Depreciation and Amortization	4.7	4.7
Pension Plan Contributions	(1.9)	(2.8)
Pension Plan Expense	1.1	(0.1)
Provision (Benefit) for Deferred Income Taxes, net	1.5	(0.9)
Other Non-cash Charges	0.3	3.2
Changes in Operating Assets and Liabilities:
Accounts Receivable Trade - net	(11.7)	(12.7)
Inventories	2.5	(8.9)
Prepaid Expenses and Other Current Assets	3.9	(13.8)
Other Noncurrent Assets	0.1	(1.1)
Accounts Payable	7.0	3.3
Income Taxes Payable	1.4	0.2
Other Liabilities	(0.3)	12.0

Net Cash provided by (used in) Operating Activities	14.0	(18.3)

Investing Activities
Purchase of Property, Plant and Equipment	(3.1)	(3.0)
Payment for purchase of Marlin Firearms, net of cash acquired	—	(46.6)

Net Cash used in Investing Activities	(3.1)	(49.6)

Financing Activities
Proceeds from Revolving Credit Facility	—	49.1
Payments on Revolving Credit Facility	—	(20.3)
Payments on Long-Term Debt	(1.1)	(0.1)
Cash Contributions from FGI	—	18.2
Change in Book Overdraft	—	(2.0)

Net Cash (used in) provided by Financing Activities	(1.1)	44.9

Change in Cash and Cash Equivalents	9.8	(23.0)
Cash and Cash Equivalents at Beginning of Period	66.7	23.4

Cash and Cash Equivalents at End of Period	$76.5	$0.4

Supplemental Cash Flow Information
Cash Paid for:
Interest	$0.5	$0.7
Income Taxes	$—	$—
Previously accrued Capital Expenditures	$1.2	$0.9
Noncash Investing and Financing Activities:
Financing of insurance policies	$2.1	$3.3

The accompanying notes are an integral part of these consolidated financial statements.

Remington Arms Company, Inc.
Consolidated Statement of Stockholder’s Equity and Comprehensive Income (Loss)
(Dollars in Millions)
(Unaudited)

	Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Parent’s Equity	Non- Controlling Interest	Total Stockholder’s Equity

Balance, December 31, 2008	$143.6	$(41.6)	$(49.9)	$52.1	$—	$52.1

Comprehensive Income (Loss):
Net Income (Loss)	—	—	5.5	5.5	(0.1)	5.4
Other comprehensive income:
Net derivative gains, net of tax effect of $0.4	—	0.7	—	0.7	—	0.7
Net derivative losses reclassified as earnings, net of tax effect of $0.7	—	1.2	—	1.2	—	1.2

Total Comprehensive Income				7.4	(0.1)	7.3

SFAS 123R Share Based Compensation	0.1	—	—	0.1	—	0.1

Balance, March 31, 2009	$143.7	$(39.7)	$(44.4)	$59.6	$(0.1)	$59.5

The accompanying notes are an integral part of these consolidated financial statements.

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

Note 1 - Basis of Presentation

          The accompanying unaudited interim consolidated financial statements of Remington Arms Company, Inc. (“Remington”) includes the financial results of The Marlin Firearms Company (“Marlin”) and its subsidiary, H&R 1871, LLC (“H&R”), as well as the accounts of Remington’s other wholly owned subsidiaries, RA Brands, L.L.C. (“RA Brands”) and Remington Steam, LLC (“Remington Steam”), Remington’s consolidated joint venture EOTAC, LLC (“EOTAC”) and Remington’s unconsolidated 27.1% membership interest in INTC USA, LLC (“INTC USA”) (collectively with Remington, the “Company”) unless the context otherwise requires.

          All significant intercompany accounts and transactions have been eliminated. The accounts of the Company’s parent, RACI Holding, Inc. (“Holding”), which owns 100% of the 1,000 shares authorized, issued and outstanding of Remington’s Class A common stock (par value $0.01 per share), and those of Freedom Group, Inc. (“FGI”), an affiliate of Cerberus Capital Management, L.P. (“CCM”, and along with CCM’s affiliates other than operating portfolio companies, collectively “Cerberus”) and the 100% owner of Holding, are not presented herein. Significant transactions between the Company, Holding and FGI and the related balances are reflected in the unaudited interim consolidated financial statements and related disclosures.

          On January 28, 2008, 100% of the shares of Marlin were purchased by Remington (the “Marlin Acquisition”). The Marlin Acquisition includes Marlin’s 100% ownership interest in H&R. Although the Marlin Acquisition closed on January 28, 2008, based on the accounting policies adopted by Marlin and in place prior to the Marlin Acquisition, full financial statements were not available for the resulting stub period January 28-31, 2008 (the “Stub Period”). In addition, it was determined by the Company that it would require significant effort and time to generate financial statements for the Stub Period. Based on materiality tests performed using guidance from Staff Accounting Bulletin (“SAB”) Topic 1 (M1), the Marlin Stub Period was deemed immaterial to the unaudited interim consolidated financial statements and thus, Remington began reporting consolidated financial statements with Marlin financial data beginning February 1, 2008.

          The accompanying unaudited interim consolidated financial statements of Remington have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation of the unaudited interim consolidated financial statements have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009. The year-end balance sheet information for 2008 was derived from the audited consolidated financial statements for the year ended December 31, 2008, but does not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”).

           These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Remington and subsidiaries as of and for the year ended December 31, 2008, and any Current Reports on Form 8-K filed subsequent to December 31, 2008.

Note 2 – Acquisition

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

          The Marlin Acquisition was accounted for as a business combination using the purchase method of accounting, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

Combinations (“SFAS 141”), whereby the preliminary purchase price (including assumed liabilities) is allocated and pushed down to the assets acquired based on their estimated fair market values at the date of the Marlin Acquisition.

          The total acquisition cost for the Marlin Acquisition was approximately $48.1 (the “Acquisition Cost”).

          In conjunction with the Marlin Acquisition, the Acquisition Cost was allocated to reflect the fair value of the assets acquired and liabilities assumed as of the Marlin Closing Date in accordance with SFAS 141. The preliminary allocation for the Marlin Acquisition is listed below along with subsequent adjustments.

	Preliminary Allocation	Net Adjustments	Final Allocation

Inventory	$25.0	$(0.4)	$24.6
Other Current Assets	11.6	3.4	15.0
Property, Plant and Equipment	15.6	(2.9)	12.7
Goodwill	6.0	3.1	9.1
Trade Names and Trademarks	8.7	—	8.7
Customer Relationships	2.2	—	2.2
Other Long-Term Assets	5.9	—	5.9

Total Assets Acquired	75.0	3.2	78.2

Current Liabilities	14.3	3.1	17.4
Pension & OPEB	7.1	—	7.1
Other Non-Current Liabilities	5.2	0.4	5.6

Total Liabilities Assumed	26.6	3.5	30.1

Acquisition Cost	$48.4	$(0.3)	$48.1

          On April 7, 2008, the Company announced a strategic manufacturing consolidation decision that resulted in the closure of its manufacturing facility in Gardner, Massachusetts in October 2008. The Company notified affected employees of this decision on April 7, 2008.

          In connection with the closing, management recorded a $1.2 liability in the purchase price allocation in accordance with EITF 95-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring). As of March 31, 2009, approximately $1.1 of the $1.2 liability had been spent. In addition, $2.9 had been spent on the transfer of equipment, planning and site preparation, and purchases of new equipment as of March 31, 2009.

          In March 2009, the Company recognized a $2.0 gain from the release of a federal excise tax liability as a result of an audit settlement. Since the settlement was reached outside the one year window for purchase price accounting, the amount was recognized as a gain in the statement of operations rather than an adjustment to goodwill.

          Pro Forma Financial Information

          The following unaudited pro forma results of operations assume that the Marlin Acquisition occurred at the beginning of 2008. The results have been adjusted for the impact of certain Marlin Acquisition-related items, such as additional sales; depreciation expense of property, plant and equipment; additional amortization expense of identified intangible assets; recognition of write-up in cost of sales as inventory is sold and the related income tax effects. Income taxes are provided at the estimated effective rate. This unaudited pro forma information as of March 31, 2008, should not be relied upon as necessarily being indicative of historical results that would have been obtained if the Marlin Acquisition had actually occurred on those dates, nor the results that may be obtained in the future. The March 31, 2009 information below represents the actual unaudited results for the period.

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

Unaudited Pro Forma Financial Results	For the Three Months Ended

	March 31, 2009	March 31, 2008

Net Sales	$145.2	$127.0
Operating Income	14.6	3.9
Net Income (Loss)	5.5	(1.3)

Note 3 – Fair Value Measurements

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

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

The following table presents information about assets and liabilities measured at fair value on a recurring basis:

	Fair value measurements at March 31, 2009 using:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs

	Level 1	Level 2	Level 3	Total

Assets:
Commodity Contract Derivatives	Not applicable	$2.7	Not applicable	$2.7
Life Insurance Policies	$0.1	Not applicable	Not applicable	$0.1
Liabilities:
None	Not applicable	Not applicable	Not applicable	Not applicable

          As shown above, commodity contract derivatives valued based on fair values provided by the Company’s counterparties are classified within level 2 of the fair value hierarchy. Life insurance policies valued by using cash surrender values, net of related policy loans, are classified within level 1 of the fair value hierarchy. The determination of where an asset or liability falls in the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter based on various factors and it is possible that an asset or liability may be classified differently from quarter to quarter. However, the Company expects that changes in classifications between different levels will be rare.

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

          The Financial Accounting Standards Board (“FASB”) issued FSP SFAS 157-2 (“FSP SFAS 157-2”) on February 12, 2008 to provide a one-year deferral of the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually). As the deferral period under the previously adopted FSP SFAS 157-2 has expired, the Company has fully adopted SFAS 157 as of January 1, 2009, noting no significant impact on its operations or financial position.

          In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides the Company with an option to elect fair value as the initial and subsequent measurement attribute for most financial assets and liabilities and certain other items. The fair value option election is applied on an instrument-by-instrument basis (with some exceptions), is irrevocable, and is applied to an entire instrument. The election may be made as of the date of initial adoption for existing eligible items. Subsequent to initial adoption, the Company may elect the fair value option at initial recognition of eligible items, on entering into an eligible firm commitment, or when certain specified reconsideration events occur. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. Upon adoption of SFAS 159 on January 1, 2008, the Company did not elect to account for any assets and liabilities under the scope of SFAS 159 at fair value.

          In October 2008, the FASB issued FSP SFAS 157-3 (“FSP SFAS 157-3”), Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, which clarifies the application of SFAS 157 in a market that is not active. The effective date for FSP SFAS 157-3 was October 10, 2008. The adoption of FSP SFAS 157-3 by the Company was insignificant to the Company’s operations and financial position.

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

Note 4 – Inventories

          Inventories consisted of the following at:

	(Unaudited)

	March 31, 2009	December 31, 2008	March 31, 2008

Raw Materials	$26.8	$24.3	$27.6
Semi-Finished Products	27.8	28.1	34.7
Finished Products	43.7	48.5	84.7

Subtotal	98.3	100.9	147.0
LIFO Adjustment	1.2	1.1	0.7

Total	$99.5	$102.0	$147.7

          The Company’s inventories are stated at the lower of cost or market. The majority of the Company’s inventories are determined by the First-In, First-Out (“FIFO”) method. Inventory costs associated with Semi-Finished Products and Finished Products include material, labor, and overhead while costs associated with Raw Materials include primarily material. The Company provides inventory allowances based on excess and obsolete inventories.

          As part of the Marlin Acquisition, the Company now accounts for a portion of its inventory under a Last In First Out (“LIFO”) method. As of March 31, 2009, approximately 11.7% of the Company’s total inventory was accounted for under the LIFO method. The Marlin Acquisition resulted in a new basis for the value of the Company’s inventory. Accordingly, inventory was adjusted to its estimated fair value as of February 1, 2008, which was estimated to be approximately $25.0. As a result of the adjustment to fair value, the LIFO and FIFO values are the same at the Marlin Acquisition date for the inventory that is accounted for under the LIFO method. Had the FIFO method been used, inventories would have been lower by $1.2 at March 31, 2009.

          For the quarter ended March 31, 2008, the Company recorded a charge of $3.1 to cost of goods sold against certain of its surveillance technology products inventory in the accompanying statement of operations as a result of the Company discontinuing its exclusive distribution rights agreement with the technology products manufacturer.

Note 5 –Other Accrued Liabilities

          Other Accrued Liabilities consisted of the following at:

	(Unaudited)

	March 31, 2009	December 31, 2008	March 31, 2008

Retiree Benefits	$1.3	$1.3	$1.2
Marketing and Rebate Accruals	7.6	10.5	4.4
Healthcare Costs	4.0	4.1	5.0
Workers’ Compensation	1.8	1.8	2.6
Incentive Compensation	2.3	7.5	1.3
Accrued Excise Taxes	3.5	5.3	2.0
Accrued Employee Costs	4.8	2.5	4.4
Accrued Interest	7.0	1.8	7.1
Escrow	4.9	4.9	5.2
Other	9.9	6.9	9.3

Total	$47.1	$46.6	$42.5

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

Note 6 – Income Taxes

          Our effective tax rate on continuing operations for the three months ended March 31, 2009 and 2008 was 36.8% and 36.4%, respectively.

               Over the next 12 months, the Company has determined it reasonably possible that the level of unrecognized tax benefits could decrease significantly, up to $2.5, as the result of the filing of a tax method change.

          The Company files its income taxes as part of a consolidated tax return with FGI, the 100% owner of our sole stockholder, Holding. Current and deferred tax expense is allocated to the members based on an adjusted separate return methodology. Intercompany receivables and payables established as tax attributes are utilized by the consolidated group. The receivable recorded by the Company at March 31, 2009 and 2008 was $2.4 and zero, respectively.

Note 7–Long-Term Debt

          Long-term debt consisted of the following at:

	(Unaudited)

	March 31, 2009	December 31, 2008	March 31, 2008

Revolving Credit Facility	$51.8	$51.8	$28.8
10.5% Senior Subordinated Notes due 2011	201.9	202.1	202.9
Term Loan	19.3	20.3	25.0
Capital Lease Obligations	0.7	0.9	0.6
Due to RACI Holding, Inc.	0.7	0.7	0.9

Subtotal	274.4	275.8	258.2
Less: Current Portion	6.7	6.7	6.3

Total	$267.7	$269.1	$251.9

10.5% Senior Subordinated Notes due 2011

               The 10.5% Senior Subordinated Notes due 2011 (the “Notes”) are redeemable at the option of the Company, in whole or in part, any time with a redemption price of the principal amount of 100.0%. The Notes are unsecured senior obligations of the Company that are contractually pari passu with all existing and future senior indebtedness, if any, of the Company, but are effectively subordinate to secured indebtedness, including its indebtedness under the Amended and Restated Credit Agreement to the extent of the assets securing such indebtedness.

               The Indenture and the Amended and Restated Credit Agreement, as amended by the First, Second and Third Amendments, the Joinder Agreement, and the Letter Amendment, contain various restrictions on the Company’s ability to incur debt, pay dividends and enter into certain other transactions. Pursuant to the Third Amendment entered into by the Company on April 14, 2009, as discussed below, the amount generally available for cash repurchases of the Notes was increased from an aggregate amount of $20.0 to an aggregate amount of $50.0; although under certain circumstances the Company may make cash repurchases of Notes in an aggregate amount greater than $50.0 so long as the portion of the purchase price that exceeds $50.0 is paid in cash provided by FGI.

               The First Supplemental Indenture, dated May 17, 2007, revised the term “Permitted Holder” so that the FGI Acquisition would not constitute a “Change of Control” under the Indenture and holders of the Notes would have no put right as a result of the FGI Acquisition, and the former “Sponsors” under the Indenture were replaced with Cerberus.

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

          Pursuant to the Second Supplemental Indenture, dated May 12, 2008, RA Brands, Marlin and H&R became guarantors and unconditionally guarantee all of Remington’s obligations under the Notes on the terms and subject to the conditions of the Indenture.

Revolving Credit Facility

              On April 14, 2009, the Company entered into the Third Amendment to the Amended and Restated Credit Agreement. Key terms of the Company’s Amended and Restated Credit Agreement, as amended by the First, Second and Third Amendments, the Joinder Agreement and the Letter Amendment, include the following:

1)	Provides up to $155.0 of borrowings under an asset-based senior secured revolving credit facility through June 30, 2010 (extended to January 4, 2011 per the Third Amendment);

2)

Specifies that amounts available are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable and eligible inventory in addition to a minimum availability requirement of $27.5;

3)	Includes a letter of credit sub-facility of up to $15.0, under which the Company has aggregate outstanding letters of credit of $7.0 as of March 31, 2009;

4)

Defines Applicable Margin so that the interest margin applicable to loans under the Amended and Restated Credit Agreement is based on Average Excess Availability, which is described as the amount obtained by adding the aggregate Excess Availability at the end of each day during the period in question and dividing such sum by the number of days in such period;

5)	Specifies that the Availability Test Period coincides with the Commitment Termination Date;

6)	Names RA Brands, Marlin and H&R as borrowers;

7)	Specifies the fee for any available credit under the Revolving Credit Facility at 0.50% of the average amount of available credit (per the Third Amendment);

8)	Includes a covenant restricting certain capital expenditures in the aggregate not to exceed $15.0 during any fiscal year plus amounts carried forward from previous years (per the Third Amendment);

9)	Limits “Permitted Acquisitions” to $15.0 (per the Third Amendment); and

10)	Provides consent to a potential acquisition (per the Third Amendment).

          The interest rate margin for the Alternate Base Rate and the Euro-Dollar loans was (0.50%) and 1.00%, respectively, at both March 31, 2009 and 2008. The weighted average interest rate under the Company’s outstanding credit facility was 2.75% and 5.23% for the three month periods ended March 31, 2009 and 2008, respectively.

          As of March 31, 2009 approximately $41.1 in additional borrowings including the minimum availability requirement of $27.5 was available as determined pursuant to the Amended and Restated Credit Agreement. As a part of the Second Amendment, the Company could elect for the Term Loan an interest rate of LIBOR plus 200 basis points or prime plus 50 basis points. The Company’s Term Loan was at LIBOR plus 200 basis points (or 2.50%) at March 31, 2009. The Company’s Term Loan was at LIBOR plus 200 basis points (or 4.82%) at March 31, 2008.

          The terms of  the Third Amendment, as discussed above, amended the interest rate applicable to the Term Loan to 2.50% plus the Alternate Base Rate, for any advance under the Term Loan that is a “Base Rate Loan” and 4.00% plus the relevant LIBOR for any advance under the Term Loan that is a “Euro-Dollar Loan”.

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

          The weighted average interest rate of the Company’s Term Loan for the three month periods ended March 31, 2009 and 2008 was 2.57% and 6.53%, respectively.

          Substantially all of our assets are pledged as security for our obligations under the Amended and Restated Credit Agreement.

Note 8 – Goodwill and Other Intangible Assets

          The carrying amount of goodwill and identifiable intangible assets attributable to each reporting unit is outlined in the following tables. No impairment provisions were necessary during the three month periods ending March 31, 2009 or March 31, 2008. December 31, 2008 reflects impairment charges of $44.3 that were recorded to goodwill and identifiable intangible assets. The carrying amount of goodwill and identifiable intangible assets attributable to each reporting segment is outlined in the following tables:

	(Unaudited)

	March 31, 2009	December 31, 2008	March 31, 2008

Goodwill
Firearms	$—	$—	$35.7
Ammunition	24.0	24.0	14.5
All Other	—	—	16.8

Total	$24.0	$24.0	$67.0

	(Unaudited)

	March 31, 2009	December 31, 2008	March 31, 2008

Identifiable Intangible Assets
Firearms	$54.1	$54.1	$57.7
Ammunition	10.5	10.5	10.5
All Other	16.5	16.5	15.7

Total	81.1	81.1	83.9
Less: Accumulated Amortization	(4.7)	(4.1)	(2.0)

Total	$76.4	$77.0	$81.9

           The following table is a summary of the intangible assets by major intangible asset, as well as their accumulated amortization and amortization period:

	(Unaudited)

	March 31, 2009 Gross Balance	Accumulated Amortization	March 31, 2009 Net Balance	Amortization Period

Identifiable Intangible Assets
Tradenames and Trademarks	$45.3	N/A	$45.3	Indefinite
Customer Relationships	27.7	(2.5)	25.2	19.6 Years*
License Agreements	8.4	(2.2)	6.2	7 Years
Internally Developed Software	0.1	(0.1)	—	2 Years
Leasehold Interest	(0.4)	0.1	(0.3)	3.5 Years

Total	$81.1	$(4.7)	$76.4

* Weighted average amortization period for Customer Relationships is based on $25.5 of Remington Customer Relationships with an amortization period of 20 years and $2.2 of Marlin Customer Relationships with an amortization period of 15 years.

Note 9 – Retiree Benefits

          Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for detailed descriptions and disclosures about the various benefit plans offered by Remington.

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

          The following table summarizes the components of net periodic pension cost for the Company’s defined benefit pension plans (including two months for the acquired Marlin Pension Plan for 2008) for the three month periods ended:

	(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Service Cost	$—	$—
Interest Cost	3.2	2.9
Expected Return on Assets	(3.4)	(3.4)
Amortization of Prior Service Cost	—	—
Recognized Net Actuarial Loss	1.5	0.4

Net Periodic Pension Cost	$1.3	$(0.1)

          The following table summarizes the components of net periodic postretirement cost for the Company’s postretirement plan (including two months for the acquired Marlin Postretirement Plan for 2008) for the three month periods ended:

	(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Service Cost	$0.1	$0.1
Interest Cost	0.3	0.3
Net Amortization and Deferral	(0.1)	—

Net Periodic Pension Cost	$0.3	$0.4

Anticipated Contributions

          As previously disclosed in its audited consolidated financial statements for the year ended December 31, 2008, the Company expects to make aggregate cash contributions of approximately $7.5 to its pension plans during the 12 months ending December 31, 2009. As of May 7, 2009, total contributions of $3.5 have been made. The Company presently anticipates contributing an additional amount of approximately $4.0 to fund its required contributions for these plans during the remainder of 2009.

Note 10 – Stock Purchase, Option Plans and Restricted Stock Awards

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

          As previously disclosed in its audited consolidated financial statements for the year ended December 31, 2008, as of December 31, 2008, there were nonqualified stock option awards to purchase 1,771,258 shares of Common Stock outstanding and 268,268 shares of Common Stock outstanding relating to various members of Remington’s management and board of directors. The vesting of the options and shares of Common Stock occur at various times through July 2012. In the first quarter of 2009, an additional 170,777 nonqualified stock option awards were granted and another 448,082 nonqualified stock option awards were forfeited due to the departure of certain members of Remington’s management, leaving nonqualified stock option awards to purchase 1,493,593 shares of Common Stock outstanding and 268,268 shares of Common Stock outstanding at March 31, 2009. The Company utilizes the Black-Scholes option pricing model to value the options granted under its option plan. For the quarter ended March 31, 2009, the Company recognized less than $0.1 in expense related to these options and Common Stock. Since the inception of the Plan, the Company has recognized approximately $1.3 in stock compensation expense. The Company expects to recognize additional stock compensation expense of approximately $1.7 in relation to these grants through 2012.

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

Note 12 – Accounting for Derivatives and Hedging Activities

          The Company purchases copper and lead (and zinc in 2008) options contracts to hedge against price fluctuations of anticipated commodity purchases. The options contracts are intended to limit the unfavorable effect that cost increases will have on these metal purchases.

          In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 138”) and by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”), commodity contracts are designated as cash flow hedges, with the fair value of these financial instruments recorded in prepaid expenses and other current assets, changes in fair value recorded in accumulated other comprehensive income, and net gains/losses reclassified to cost of sales based upon inventory turnover, indicating consumption and sale of the underlying commodity in the Company’s products. In March 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 requires disclosure of gains and losses on derivative instruments in a tabular format.

          At March 31, 2009, the fair value of the Company’s outstanding derivative contracts relating to firm commitments and anticipated consumption (aggregate notional amount of 27.2 million pounds of copper and lead) up to fifteen months from such date was $2.7 as determined with the assistance of the Company’s commodity counterparty. At March 31, 2008, the fair value of the Company’s outstanding derivative contracts relating to firm commitments and anticipated consumption (aggregate notional amount of 42.7 million pounds of copper, lead and zinc) up to eighteen months from such date was $9.6 as determined with the assistance of the Company’s commodity counterparties.

          The volatility of pricing the Company has experienced to date has affected our results of operations for the three month periods ended March 31, 2009 and 2008. The Company believes that further significant changes in commodity pricing could have a future material impact on the consolidated financial position, results of operations, and cash flows of the Company.

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

	Fair Values of Derivative Instruments As of,

	March 31, 2009		March 31, 2008

Derivatives designated as hedging instruments under Statement 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Commodity Contracts	Prepaid and Other Current Assets	$2.7	Prepaid and Other Current Assets	$9.6

Derivatives in Statement 133 Net Investment Hedging Relationships	Amt of Gain (Loss) (net of tax) Recognized in OCI on Derivative (Effective Portion) and recorded in Prepaid Expenses and Other Current Assets at Fair Value		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (net of tax) or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

	March 31, 2009	March 31, 2008		March 31, 2009	March 31, 2008		March 31, 2009	March 31, 2008

Commodity Contracts	$0.7	$2.1	Cost of Sales	($1.2)	$2.0	N/A	N/A	N/A

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

          Although the Company reports its financial results in accordance with U.S. GAAP, the Company primarily evaluates the performance of its segments and allocates resources to them based on the non-GAAP financial measure “Adjusted EBITDA”, which is unaudited. Adjusted EBITDA differs from the term “EBITDA” as it is commonly used, and is substantially similar to the measure “Consolidated EBITDA” that is used in the Indenture. In addition to adjusting net income (loss) to exclude income taxes, interest expense, and depreciation and amortization, Adjusted EBITDA also adjusts net income (loss) by excluding items or expenses not typically excluded in the calculation of “EBITDA”, such as noncash items, gain or loss on asset sales or write-offs, extraordinary, unusual or nonrecurring items, including certain transaction activity associated with the acquisition of Holding by FGI in 2007 and the Marlin Acquisition.

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

Information on Segments:

	(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Net Sales:
Firearms	$73.4	$59.0
Ammunition	67.1	57.8
All Other	4.7	5.3

Consolidated Net Sales	$145.2	$122.1

Adjusted EBITDA:
Firearms	$3.9	$5.5
Ammunition	15.0	10.1
All Other	0.6	1.2
Other Reconciling Items	(1.0)	(0.4)

Adjusted EBITDA	$18.5	$16.4

	(Unaudited)

	March 31, 2009	December 31, 2008	March 31, 2008

Assets:
Firearms	$151.3	$205.2	$228.2
Ammunition	166.0	156.7	153.3
All Other	42.9	41.6	25.9
Other Reconciling Items	185.1	130.6	161.0

Consolidated Assets	$545.3	$534.1	$568.4

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

          The following table illustrates the calculation of Adjusted EBITDA, by reconciling Net Income (Loss) to Adjusted EBITDA:

	(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Net Income (Loss)	$5.5	$(1.4)
Adjustments:
Depreciation Expense	3.9	3.9
Interest Expense (A)	6.0	6.0
Intangibles Amortization	0.6	0.6
Other Noncash Charges (B)	1.0	0.3
Non-Recurring Charges (C)	(1.7)	7.8
Income Tax (Benefit) Expense	3.2	(0.8)

Adjusted EBITDA	$18.5	$16.4

(A)

Interest expense for the year-to-date ended March 31, 2009 includes amortization expense of deferred financing costs of $0.4, offset by $0.3 associated with amortization of the premium recorded on the Notes. Interest expense for the year-to-date ended March 31, 2008 includes amortization expense of deferred financing costs of $0.3, offset by $0.3 associated with amortization of the premium recorded on the Notes.

(B)

Other non-cash charges for the year-to-date ended March 31, 2009 includes $0.2 for loss on disposal of assets, $0.8 for retirement benefit accruals and $0.1 for SFAS 123R stock option expense. Other non-cash charges for the year-to-date ended March 31, 2008 includes $0.1 for loss on disposal of assets and $0.2 for retirement benefit accruals.

(C)

Nonrecurring items for the year-to-date period ended March 31, 2009 includes $0.2 of Marlin integration expense, and $0.1 of project expense, offset by a $2.0 gain due to a  federal excise tax audit settlement. Nonrecurring items for the year-to-date period ended March 31, 2008 include $0.8 of expenses incurred in connection with factory improvement initiatives and the Marlin integration, $1.8 related to the inventory write-up from the application of purchase accounting to inventory being recognized in cost of sales as the acquired inventory is sold at a higher basis, $3.1 for the write-off of technology products inventory, $1.6 of realized gains associated with metals hedging contract adjustments and $0.5 of costs related to the Marlin Acquisition.

Note 14 – Recent Accounting Pronouncements

          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). This standard is intended to improve, simplify, and converge internationally the reporting of noncontrolling interests in consolidated financial statements. SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. Moreover, SFAS 160 requires that transactions between an entity and noncontrolling interests be treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Consequently, SFAS 160 was implemented by the Company on January 1, 2009. As of January 1, 2009, the Company now accounts for its consolidated joint venture, EOTAC, under the rules of SFAS 160.

          In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS 157-4”). FSP SFAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157, Fair Value Measurements (“SFAS 157”). FSP SFAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed

REMINGTON ARMS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts) – Unaudited

sales. It reaffirms what SFAS 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the impact that adopting FSP SFAS 157-4 will have on its results of operations, financial condition and equity.

          In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS 107-1”). FSP SFAS 107-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP SFAS 107-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing FSP SFAS 107-1, fair values for these assets and liabilities were only disclosed once a year. FSP SFAS 107-1 now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP SFAS 107-1 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the impact that adopting FSP SFAS 107-1 will have on its results of operations, financial condition and equity.

          In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS 115-2”), provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP SFAS 115-2 on other-than-temporary impairments is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. FSP SFAS 115-2 also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP SFAS 115-2 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the impact that adopting FSP SFAS 115-2 will have on its results of operations, financial condition and equity.

Note 15—Investment in INTC

          On October 31, 2008, the Company purchased a 27.1% membership interest in INTC USA, LLC (“INTC USA”). Remington’s initial investment was $0.8, with expected subsequent cash contributions up to a total of $1.5. The Company owns 27.1% of the issued and outstanding membership interests in INTC USA. INTC USA owns a majority interest in Springfield Munitions Company, LLC, which with Delta Frangible Ammunition, LLC owns intellectual property rights related to manufacturing rights for various shot, ammunition and other products. The Company believes this investment, which is accounted for using the equity method of accounting and is included in other non-current assets, will allow INTC USA to acquire, construct and/or lease and thereafter equip and operate a manufacturing facility for the production of products for sale to the Company and others.

          The following summarizes the Company’s investment account balance associated with INTC USA:

(Unaudited)

	March 31, 2009	December 31, 2008	March 31, 2008

Account
Investment in Membership Interest	$ 0.8	$ 0.8	—
Equity in (Earnings) Losses from Membership Interest	—	—	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis should be read in conjunction with the accompanying unaudited interim consolidated financial statements and related notes of Remington Arms Company, Inc. (“Remington”), which includes the financial results of The Marlin Firearms Company (“Marlin”) and its subsidiary, H&R 1871, LLC (“H&R”) (as of February 1, 2008), as well as the accounts of Remington’s subsidiaries, RA Brands, L.L.C. (“RA Brands”), Remington Steam, LLC (“Remington Steam”), Remington’s consolidated joint venture EOTAC, LLC (“EOTAC”) and Remington’s unconsolidated 27.1% membership interest in INTC USA, LLC (“INTC USA”) (collectively with Remington, the “Company”) as of and for the period ended March 31, 2009, and with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2008, included with Remington’s Annual Report on Form 10-K on file with the SEC. These audited consolidated financial statements for the year ended December 31, 2008 include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

          On January 28, 2008, 100% of the shares of Marlin were purchased by Remington (the “Marlin Acquisition”). The Marlin Acquisition includes Marlin’s 100% ownership interest in H&R. Although the Marlin Acquisition closed on January 28, 2008, based on the accounting policies adopted by Marlin and in place prior to the Marlin Acquisition, full financial statements were not available for the resulting stub period January 28-31, 2008 (the “Stub Period”). In addition, it was determined by the Company that it would require significant effort and time to generate financial statements for the Stub Period. Based on materiality tests performed using guidance from SAB Topic 1 (M1), the Marlin Stub Period was deemed immaterial to the unaudited interim consolidated financial statements and thus, Remington has reported consolidated financial statements with Marlin financial data since February 1, 2008.

          Management’s Discussion and Analysis of Financial Condition and Results of Operations is separated into the following sections:

•	Recent Developments

•	Executive Overview

•	Business Outlook

•	Liquidity and Capital Resources

•	Results of Operations

•	Recent Accounting Pronouncements

•	Environmental Matters

•	Regulatory Developments

•	Critical Accounting Policies and Estimates

•	Information Concerning Forward-Looking Statements

Recent Developments

          On March 13, 2009, our former Chief Executive Officer, Thomas L. Millner, announced that he was terminating his employment with Remington and resigning as a member of the Board of Directors of Remington (the “Board”). On March 14, 2009, effective immediately, the Board appointed Theodore H. Torbeck to serve as Chief Executive Officer and a director of Remington.

          On April 14, 2009, Remington entered into the Third Amendment to the Amended and Restated Credit Agreement, as previously amended. See “Amended and Restated Credit Agreement”below for a discussion of the Third Amendment to the Amended and Restated Credit Agreement.

Executive Overview

          We evaluate our business primarily on Adjusted EBITDA (as described in Note 13 to our consolidated financial statements appearing elsewhere in this quarterly report) from two core segments, Firearms and Ammunition, and to a lesser degree on other operating segments organized within the All Other reporting segment, consisting of Accessories, Licensed Products, Clay Targets, Powder Metal Products and Apparel. Following the

Marlin Acquisition, the Marlin and H&R products are included in our Firearms reporting segment. As part of this evaluation, we focus on managing inventory (including quantity), length and volume of extended dating sales terms and trade payables through, among other things, production management, expense control and improving operating efficiencies at our factories via Lean and Six Sigma techniques.

          We continue to look for opportunities to improve our quality and efficiencies in our manufacturing facilities as we strive to be a market-driven company in an increasingly demanding global marketplace. Accordingly, we have undertaken an effort to accelerate existing initiatives in the area of Lean manufacturing. In addition, we are committed to refining our core businesses and positioning ourselves to take advantage of opportunities to strategically grow and improve our business. As we regularly evaluate our overall business, we look for new products in the hunting, shooting, accessories, law enforcement, government, and military areas that complement our core strategies, which may include new product development, direct product sourcing, licensing, acquisitions or other business ventures.

          Finally, in order to be well positioned for growth, we recognize the need to protect our competitive position with the introduction of new, innovative, high quality, higher performance and cost effective products to support our customers and consumers.

          The sale of firearms and ammunition depends upon a number of factors related to the level of consumer spending, including the general state of the economy and the willingness of consumers to spend on discretionary items. The industry can be affected by macroeconomic factors, including changes in national, regional, and local economic conditions, employment levels and consumer spending patterns. Disruptions in the overall economy and financial markets have historically reduced consumer confidence in the economy and negatively affected consumer spending. Historically, the general level of economic activity has significantly affected the demand for sporting goods products in the firearms, ammunition, and related markets. As economic activity loses momentum, confidence and discretionary spending by consumers has historically decreased. We are currently experiencing effects that are countercyclical to the depressed economic conditions amid concerns about the political environment.

          We believe that existing and potential customers have concerns that the new administration could ban or impose more stringent regulation of firearms and ammunition more severely than previous administrations. We believe these concerns have increased the market demand for certain of our firearms and ammunition products for the periods presented herein. Although we believe that regulation of firearms and ammunition, and consumer concerns about such regulation, have not had a significant adverse influence on the market for our firearms and ammunition products for the periods presented herein, there can be no assurance that the regulation of firearms and ammunition will not become more restrictive in the future or that any such development will not adversely affect these markets.

          We continue to experience volatile costs related to materials and energy (including lead, copper, zinc, steel, and fuel) which are above any historical comparisons. Specifically, management currently estimates that its 2009 annual costs for certain core materials and energy alone have increased in the range of $50-70 million over 2003 annual levels. Since 2005, management has initiated price increases to our customers in an attempt to partially offset these costs increases. However, we have not initiated price increases in 2009 at the levels recently experienced due to the acquisition costs of certain materials declining and will continue to evaluate the need for future price adjustments in light of these trends, our competitive landscape, and financial results. Management estimates that its cumulative price increases initiated since 2003 have offset approximately 40% of the estimated cumulative costs incurred. These estimates assume no significant loss in overall sales or production volume.

Business Outlook

General Economy

          We believe the general economic environment continues to be increasingly volatile and uncertain as a result of credit concerns due to the continued challenges in the financial services industry, the crisis in the housing market, the decline in the stock market, tightening in the credit markets, disappointing labor market conditions, job losses, and uncertainty about the geopolitical environment and the recent stimulus bill. Consumer confidence is at an all time low. We can provide no assurance that these trends will not continue.

Industry

          Although consumer confidence is at an all time low, in the first quarter of 2009 the industry continued to experience increased domestic firearms and ammunition sales that began after the U.S. presidential election. We believe these increases are caused by concerns that the new administration could ban and regulate firearms and ammunition more severely than previous administrations. In addition, the government, military, and law enforcement market have remained strong due to the availability of homeland security funding and political uncertainty.

          Meanwhile, the general worldwide economic conditions experienced in 2008, including a downturn due to the sequential effects of the sub prime lending crisis, general credit market crisis, collateral effects on the financial services industry, volatile energy costs, slow economic activity, decreased consumer confidence, adverse business conditions and liquidity concerns, have continued into 2009.

The Company

          Management believes that our product sales increased subsequent to the U.S. presidential election primarily due to consumer concerns that the new administration could pass strong legislation and increase taxes on ammunition and firearms. The political uncertainty has caused many consumers to stock up on firearms and ammunition, which has driven up prices and led to inventory shortages.

          Subsequent to the U.S. presidential election, demand for high capacity semi-automatic rifles, as well as tactical and home defense style shotguns has increased dramatically, particularly within the consumer segment of the market and ammunition markets amid expectations that the new administration will reimpose an assault weapons ban and fears that taxes on ammunition and firearms might dramatically increase. Management is unable to predict whether current consumer spending trends will continue. However, management continues to evaluate these trends as well as uncertainties associated with costs related to producing and procuring materials, energy, processing and transportation costs.

          Management’s strategy in light of the overall economic environment noted above has been to closely monitor and evaluate our production levels in order to meet our sales demand, improve efficiencies and quality, improve profitability, improve average working capital and preserve liquidity. Additionally, management has evaluated and will continue to monitor production and supply constraints to make appropriate adjustments to better meet changing market demands.

          In an effort to improve efficiencies and quality, we have implemented Lean manufacturing and Six Sigma initiatives as part of the culture in our factories. The Lean manufacturing and Six Sigma initiatives implemented have had a positive impact in improving our productivity and quality.

          In our efforts to improve working capital and preserve liquidity, we have remained disciplined in our approach to limit the use of extended dating terms and evaluating customer creditworthiness. We are continuously evaluating our production levels in order to balance production with our sales demand and maintain our inventory levels.

          We continue to pursue growth initiatives in our government, military, and law enforcement divisions along with broadening our brand awareness with selective licensing arrangements and continue to evaluate opportunities that may improve our production processes.

Liquidity and Capital Resources

Overview

          Historically, our principal debt financing has consisted of borrowings under our Amended and Restated Credit Agreement (as amended by the First, Second and Third Amendments, the Joinder Agreement and the Letter Amendment) and the indenture for the 10.5% Senior Subordinated Notes due 2011 (the “Notes”) (as supplemented, the “Indenture”).

          We generally fund expenditures for operations, administrative expenses, capital expenditures, debt service obligations, potential repurchases of our Notes (which we intend to make from time to time depending on market conditions) and dividend payments with internally generated funds from operations, and satisfy working capital needs from time to time with borrowings under our Amended and Restated Credit Agreement. We believe that we will be able to meet our debt service obligations, fund our short-term and long-term operating requirements, and make permissible dividend payments (subject to restrictions in the Amended and Restated Credit Agreement as amended, and the Indenture) in the future with cash flow from operations and borrowings under our Amended and Restated Credit Agreement, although no assurance can be given in this regard. We continue to focus on managing inventory levels to keep them in line with sales projections and management of accounts payable.

Liquidity

          As of March 31, 2009, we had outstanding approximately $274.4 million of indebtedness, consisting of approximately $201.9 million aggregate carrying amount ($200.0 million principal) of the Notes, a $19.3 million balance on our Term Loan, $51.8 million in borrowings under the Amended and Restated Credit Agreement, $0.7 million in capital lease obligations and a $0.7 million note payable to Holding. As of March 31, 2009, we also had aggregate letters of credit outstanding of $7.0 million and $2.1 million in short-term borrowings.

          Financing for our efforts to strategically grow from direct product sourcing, licensing, acquisitions or business ventures may be available under our Amended and Restated Credit Agreement, to the extent permitted under the Indenture.

10½% Senior Subordinated Notes due 2011

          The FGI Acquisition resulted in a new basis of the value of the Notes. Accordingly, the Notes were adjusted to their estimated fair value as of May 31, 2008 of $203.8 million. The estimated increase of $3.8 million is being amortized into interest expense over the remaining term of the Notes. In addition, debt acquisition costs associated with obtaining waivers, consents and amendments in the amount of $4.2 million related to the Notes and $1.0 million related to the revolver were capitalized as of May 31, 2007 and are being amortized.

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

          The First Supplemental Indenture, dated May 17, 2007, revised the term “Permitted Holder” so that the FGI Acquisition would not constitute a “Change of Control” under the Indenture and holders of the Notes would have no put right as a result of the FGI Acquisition, and the former “Sponsors” under the Indenture were replaced with Cerberus.

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

The Amended and Restated Credit Agreement

          Our Amended and Restated Credit Agreement provides up to $155.0 million of borrowing capacity under an asset-based senior secured revolving credit facility through January 4, 2011 (per the Third Amendment discussed below). Amounts available under the Amended and Restated Credit Agreement are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable and eligible inventory in addition to the minimum availability requirement of $27.5 million. The Amended and Restated Credit Agreement also includes a letter of credit sub-facility of up to $15.0 million. Pursuant to the Second Amendment, each of Marlin and H&R became a “Borrower” under the Amended and Restated Credit Agreement.

          On April 14, 2009, Remington entered into the Third Amendment to the Amended and Restated Credit Agreement, as previously amended. The Third Amendment, among other things:

1)	extended the stated maturity of the Revolving Credit Facility, including Remington’s $25.0 million Term Loan (the “Term Loan”), to January 4, 2011;

2)

amended the interest rate applicable to the Term Loan to 2.50% plus the Alternate Base Rate for any advance under the Term Loan that is a “Base Rate Loan” and 4.00% plus the relevant Adjusted London Interbank Offered Rate (LIBOR) for any advance under the Term Loan that is a “Euro-Dollar Loan”;

3)	increased the fee for any available credit under the Revolving Credit Facility to 0.50% of the average amount of available credit;

4)

increased the amount generally available for cash repurchases of Remington’s Notes from an aggregate amount of $20.0 million to an aggregate amount of $50.0 million, although under certain circumstances Remington may make cash repurchases of Notes in an aggregate amount greater than $50.0 million so long as the portion of the purchase price that exceeds $50.0 million is paid in cash provided by FGI;

5)	included a covenant restricting certain capital expenditures in the aggregate not to exceed $15.0 million during any fiscal year plus amounts carried forward from previous years;

6)	increased the limit on “Permitted Acquisitions” to $15.0 million;

7)	provided for a consent to a potential acquisition; and

8)	amended the pricing grid set forth under the definition of “Applicable Margin”.

          The interest rate margin for the Alternate Base Rate and the Euro-Dollar loans was (0.50%) and 1.00%, respectively, at both March 31, 2009 and 2008. The weighted average interest rate under the Company’s outstanding credit facility was 2.75% and 5.23%for the three month periods ended March 31, 2009 and 2008, respectively.

          As of March 31, 2009 approximately $41.1 million in additional borrowings including the minimum availability requirement of $27.5 million was available as determined pursuant to the Amended and Restated Credit Agreement. As a part of the Second Amendment, the Company could elect for the Term Loan an interest rate of LIBOR plus 200 basis points or prime plus 50 basis points. The Company’s Term Loan was at LIBOR plus 200 basis points (or 2.50%) at March 31, 2009. The Company’s Term Loan was at LIBOR plus 200 basis points (or 4.82%) at March 31, 2008.

          The terms of the Third Amendment, as discussed above, amended the interest rate applicable to the Term Loan to 2.50% plus the Alternate Base Rate, for any advance under the Term Loan that is a “Base Rate Loan” and 4.00% plus the relevant LIBOR for any advance under the Term Loan that is a “Euro-Dollar Loan”.

          The weighted average interest rate of the Company’s Term Loan for the three month periods ended March 31, 2009 and 2008 was 2.57% and 6.53%, respectively.

Capital & Operating Leases and Other Long-Term Obligations

          We maintain capital leases mainly for computer equipment and lighting. We have several operating leases, including a lease for our Memphis warehouse that expires in 2010. We also maintain contracts including, among other things, a services contract with our third party warehouse provider.

Cash Flows and Working Capital

          Net cash provided by operating activities was $14.0 million for the three month period ended March 31, 2009 compared to net cash used in operating activities of $18.3 million for the three month period ended March 31, 2008. The $32.3 million increase in cash provided by operating activities for the three months ended March 31, 2009 compared to the same period ended March 31, 2008 resulted primarily from:

•	Inventory decreasing by $2.5 million over the three months ended March 31, 2009 compared to an increase of $8.9 million over the three months ended March 31, 2008, primarily due to higher sales;

•	The recognition of net income of $5.5 million for the three months ended March 31, 2009 compared to a net loss of $1.4 million for the three months ended March 31, 2008; and

•

Prepaid and other current assets decreasing by $3.9 million for the three months ended March 31, 2009 compared to an increase of $13.8 million for the three months ended March 31, 2008. The change is primarily due to fewer hedging contracts in 2009 resulting in lower prepaid hedging expense.

          Net cash used in investing activities for the three months ended March 31, 2009 was $3.1 million and $49.6 million in the three months ended March 31, 2008. The $46.5 million decrease in cash used in investing activities was primarily related to the $46.6 million payment in 2008 for the purchase of Marlin, net of cash acquired.

          Net cash used in financing activities for the three months ended March 31, 2009 was $1.1 million compared to net cash provided by financing activities of $44.9 million during the three months ended March 31, 2008. The $46.0 million decrease in net cash provided by financing activities for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily resulted from $28.8 million in lower net borrowings on the revolving credit facility, as well as an $18.2 million cash contribution from FGI, paid through Holding, to fund the Marlin Acquisition, received in the first three months ended March 31, 2008.

Dividend Policy

          The declaration and payment of dividends, if any, will be at the sole discretion of our Board of Directors, subject to the restrictions set forth in the Amended and Restated Credit Agreement and the Indenture, which currently restrict the payment of dividends by us to Holding. We expect to make future dividend payments to Holding based on available cash flows as and to the extent permitted by the Amended and Restated Credit Agreement and the Indenture. There were no dividends paid for the three months ended March 31, 2009 or 2008. At present, we do not have the ability to make any dividend payments due to restrictions placed upon us by the Amended and Restated Credit Agreement and the Indenture.

Capital Expenditures

          Gross capital expenditures were $1.9 million and $2.1 million for the three months ended March 31, 2009 and 2008, respectively, consisting primarily of capital expenditures related to restructuring and maintenance of the existing facilities. We expect capital expenditures for 2009 to be in a range of $16.0 million to $20.0 million. Per the terms of the Third Amendment to our Amended and Restated Credit Agreement, capital expenditures may not exceed $15.0 million during any fiscal year plus unused carryovers from previous years. For 2009, allowable capital expenditures are approximately $31.4 million.

Results of Operations for the Three Month Period Ended March 31, 2009 as Compared to the Three Month Period Ended March 31, 2008

          Net Sales. The following tables compare net sales by reporting segment for each of the periods indicated:

Quarter Ended March 31,
(Dollars in Millions)

	2009	Percent of Total	2008	Percent of Total	$ Increase/ (Decrease)	% Increase/ (Decrease)

Net Sales
Firearms	$73.4	50.6%	$59.0	48.4%	$14.4	24.4%
Ammunition	67.1	46.2	57.8	47.3	9.3	16.1
All Other	4.7	3.2	5.3	4.3	(0.6)	(11.3)

Consolidated	$145.2	100.0%	$122.1	100.0%	$23.1	18.9%

          Firearms

          The increase in net sales of $14.4 million for the quarter ended March 31, 2009 compared to the prior-year period was due primarily to increased sales volumes of certain rifles of $7.8 million, increased sales volumes of certain shotguns of $4.7 million, and increased sales volumes of domestic sourced products of $3.0 million, offset by decreased sales volumes in international sourced products of $1.0 million. We believe the increased sales volumes are due to increased demand from consumers for certain firearms in light of the current political uncertainty, which could result in more stringent legislation with respect to the purchase of firearms.

          Ammunition

          The increase in net sales of $9.3 million for the quarter ended March 31, 2009 over the prior-year period was due primarily to increased sales volumes of certain rimfire, centerfire and pistol and revolver ammunition of $8.9 million, increased components and other sales volumes of $0.9 million, as well as realized price increases of $0.6 million, offset by lower sales volumes of certain shotshell ammunition of $1.1 million. We believe the increased sales volumes are due to increased demand from consumers for certain ammunition in light of the current political uncertainty, which could result in more stringent legislation with respect to the purchase of ammunition.

          All Other

          The decrease in net sales of $0.6 million for the quarter ended March 31, 2009 over the prior-year period was due primarily to lower clay target sales of $0.7 million, lower powder metal products sales of $0.4 million and lower technology product sales of $0.3 million, offset by higher accessories sales of $0.5 million and sales related to the EOTAC joint venture of $0.3 million.

          Cost of Goods Sold. The table below depicts the cost of goods sold by reporting segment and the percentage of net sales represented by such cost of goods sold:

Quarter Ended March 31,
(Dollars in Millions)

	2009	Percent of Net Sales	2008	Percent of Net Sales	$ Increase/ (Decrease)	% Increase/ (Decrease)

Cost of Goods Sold
Firearms	$58.8	80.1%	$45.3	76.8%	$13.5	29.8%
Ammunition	42.7	63.6	41.3	71.5	1.4	3.4
All Other	3.2	68.1	6.6	124.5	(3.4)	(51.5)

Consolidated	$104.7	72.1%	$93.2	76.3%	$11.5	12.3%

          Firearms

          The increase in cost of goods sold of $13.5 million for the quarter ended March 31, 2009 over the prior-year period was primarily related to flow-through cost of goods sold of $8.1 million on higher overall sales volumes, as discussed above; unfavorable product mix of $2.5 million driven by increased sales volumes in higher cost point products;  increased manufacturing costs of $2.1 million; and increased pension and postretirement costs of $0.8 million.

          Ammunition

          The increase in cost of goods sold of $1.4 million for the quarter ended March 31, 2009 over the prior-year period was primarily related to flow-through cost of goods sold of $4.0 million on higher overall sales volumes, as discussed above; reduced hedging gains, which increased cost of goods sold by $5.2 million and increased pension and postretirement costs of $0.3 million. These increases were offset in part by reduced manufacturing costs of $7.6 million, reflecting commodity cost reductions, and favorable product mix across most product categories of $0.5 million.

          All Other

          The decrease in cost of goods sold of $3.2 million for the quarter ended March 31, 2009 over the prior-year period was due primarily to the $3.1 million write-off of the technology products inventory which occurred in the first quarter of 2008.

          Operating Expenses. Operating expenses consist of selling, general and administrative expense, research and development expense and other income and expense.

	For the quarterly periods ended,

	March 31, 2009	March 31, 2008	$ Increase/ (Decrease)	% Increase/ (Decrease)

Operating Expenses
SG&A	$25.7	$23.9	$1.8	7.5%
R&D	2.1	1.8	0.3	16.7
Other Income	(1.9)	(0.6)	(1.3)	(216.7)

Consolidated	$25.9	$25.1	$0.8	3.2%

          The increase in selling, general and administrative expenses between the two quarterly periods of $1.8 million was primarily attributable to higher costs associated with incentive compensation, salaries and benefits of $1.6 million, higher travel expense of $0.5 million, higher legal fees of $0.3 million, and higher marketing and market development expenses of $0.3 million, offset by lower professional fees of $0.6 million and lower distribution expenses of $0.3 million. The higher costs associated with incentive compensation, salaries and benefits are the result of establishing and staffing a number of additional management positions in an effort to add depth to the existing management team. The increase in other income was due primarily to the recognition of a gain related to a federal excise tax audit settlement.

          Interest Expense. Interest expense for the quarter ended March 31, 2009 was $6.0 million, unchanged as compared to the first quarter of 2008. Changes within interest expense from the same period in 2008 consisted of lower interest expense of approximately $0.3 million for the Term Loan primarily due to a lower average interest rate of 2.57% in the first quarter of 2009 compared to 6.53% in the first quarter of 2008, offset by higher interest expense of $0.2 million as the result of higher average outstanding borrowings ($39.3 million) as compared to the same period in 2008 under the Amended and Restated Credit Agreement, as well lower interest income of $0.1 million in 2009 compared to the same period in 2008.

          Taxes. Our effective tax rate on continuing operations for the three months ended March 31, 2009 and 2008 was 36.8% and 36.4%, respectively. The difference between the actual effective tax rate and the federal statutory rate of 35% is principally due to state income taxes, permanent differences, and tax credit usage for quarters ended March 31, 2009 and 2008.

Recent Accounting Pronouncements

          In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS 157-4”). FSP SFAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157, Fair Value Measurements. FSP SFAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the impact that adopting FSP SFAS 157-4 will have on our results of operations, financial condition and equity.

          In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS 107-1”). FSP SFAS 107-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP SFAS 107-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing FSP SFAS 107-1, fair values for these assets and liabilities were only disclosed once a year. FSP SFAS 107-1 now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP SFAS 107-1 is effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the impact that adopting FSP SFAS 107-1 will have on our results of operations, financial condition and equity.

          In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS 115-2”), provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP SFAS 115-2 on other-than-temporary impairments is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. FSP SFAS 115-2 also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP SFAS 115-2 is effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the impact that adopting FSP SFAS 115-2 will have on our results of operations, financial condition and equity.

Recently Adopted Accounting Pronouncements

          Accounting pronouncements adopted by Remington in the first quarter of 2009 are as follows:

          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial
Statements (“SFAS 160”). This standard is intended to improve, simplify, and converge internationally the reporting of noncontrolling interests in consolidated financial statements. SFAS 160 requires all entities to report noncontrolling (minority)interests in subsidiaries in the same way as equity in the consolidated financial statements. Moreover, SFAS 160 requires that transactions between an entity and noncontrolling interests be treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and, consequently, was implemented by Remington on January 1, 2009.

          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new standard is also intended to improve transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. SFAS 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related and requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and, consequently, was implemented by Remington on January 1, 2009.

Environmental Matters

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

Regulatory Developments

          The manufacture, sale and purchase of firearms are subject to extensive federal, state and local governmental regulation. The primary federal laws are the National Firearms Act of 1934 (“NFA”), the Gun Control Act of 1968 (“GCA”) and the Arms Export Control Act of 1976 (“AECA”), which have been amended from time to time. The NFA severely restricts the private ownership of those firearms defined in that regulation, including fully automatic weapons. We manufacture limited NFA products, none of which are fully automatic weapons, primarily for official end users. The GCA places certain restrictions on the interstate sale of firearms, among other things. The AECA requires approved licenses to be in place prior to importing or exporting certain firearms, ammunition and explosives. We cannot guarantee that the administrative branches responsible for approving those licenses will do so in all cases. We possess valid federal licenses and registrations for all of our owned and leased sites to manufacture and/or sell firearms and ammunition.

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

          Remington is no longer a defendant in any lawsuits brought by municipalities against participants in the firearms industry. In addition, legislation has been enacted in approximately 34 states precluding such actions. Similar federal legislation, entitled “The Protection of Lawful Commerce in Arms Act” was signed into law in October 2005. However, the applicability of the law to various types of governmental and private lawsuits has been challenged.

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

          Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on Remington. Such forward-looking statements are not guarantees of future performance. The following important factors, and those important factors described elsewhere in this quarterly report and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2008 under Item 1A, “Risk Factors”, could affect (and in some cases have affected) our actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

•	As a result of recent changes in our management, there may be an adjustment period which could cause inefficiencies in the execution of our business and our operations.

•

The uncertainty surrounding the current political environment, which we believe has resulted in increased demand for our products and has made it difficult to accurately forecast our requirements, may adversely affect our results of operations.

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

          Certain of our financial instruments are subject to interest rate risk. As of March 31, 2009, we had long-term borrowings of $267.7 million ($251.9 million at March 31, 2008), excluding $6.7 million ($6.3 million at March 31, 2008) classified as the current portion of long-term debt, of which $64.8 million ($48.1 million at March 31, 2008) was issued at variable rates. Assuming no changes in the $78.5 million of monthly average variable-rate debt levels from the latest twelve months ended March 31, 2009 ($46.9 million at March 31, 2008), we estimate that a hypothetical change of 100 basis points in the LIBOR and Alternate Base Rate interest rates would impact interest expense by $0.8 million ($0.5 million at March 31, 2008) on an annualized pretax basis. We were not a party to any interest rate cap or other protection arrangements with respect to our variable rate indebtedness as of March 31, 2009 or 2008.

          The Company purchases copper and lead (and zinc in 2008) options contracts intended to hedge against price fluctuations of anticipated commodity purchases. Lead, copper and zinc prices have experienced significant increases over the past five years primarily due to increased demand (including increased demand from China). The amounts of premiums paid for commodity contracts outstanding at March 31, 2009 were $4.7 million, which was $4.7 million lower than in 2008 as fewer contracts were entered into in the last twelve months. At March 31, 2009 and 2008, the market value of our outstanding contracts relating to firm commitments and anticipated purchases up to eighteen and fifteen months, respectively, from the respective date was $2.7 million and $9.6 million, respectively, as determined with the assistance of the Company’s counterparty. Assuming a hypothetical 10% increase in lead and copper commodity prices which are currently hedged at March 31, 2009, we would experience an approximate $2.0 million ($9.8 million at March 31, 2008) increase in our cost of related inventory purchased, which would be partially offset by an approximate $0.9 million ($4.3 million at March 31, 2008) increase in the value of related hedging instruments. With the volatility of pricing the Company has experienced, we believe that significant changes in commodity pricing could have a future material impact on our consolidated financial position, results of operations, or cash flows of the Company.

          We also purchase steel supplies for use in the manufacture of certain firearms, ammunition, and accessory products. Assuming a hypothetical 10% increase in steel prices at March 31, 2009, we would experience an approximate $0.3 million (an approximate $0.2 million at March 31, 2008) increase in our cost of related inventory purchased.

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

          As of and for the period ended March 31, 2009 (the “Evaluation Date”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the Evaluation Date.

          Furthermore, there were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

          As a result of contractual arrangements, we manage the joint defense of product liability litigation involving Remington brand firearms and our ammunition products for both Remington and the 1993 Sellers. As of March 31, 2009, approximately 14 individual bodily injury cases and claims were pending, primarily alleging defective product design, defective manufacture and/or failure to provide adequate warnings; some of these cases seek punitive as well as compensatory damages. We have previously disposed of a number of other cases involving post-Asset Purchase occurrences by settlement. The 14 pending cases involve post-Asset Purchase occurrences for which we bear responsibility under the Purchase Agreement.

          The relief sought in individual cases includes compensatory and, sometimes, punitive damages. Certain of the claims and cases seek unspecified compensatory and/or punitive damages. In others, compensatory damages sought may range from less than $50,000 to in excess of $1 million and punitive damages sought may exceed $1 million. Of the individual post-Asset Purchase bodily injury cases and claims pending as of March 31, 2009, the plaintiffs and claimants seek either compensatory and/or punitive damages in unspecified amounts or in amounts within these general ranges. In the Company’s experience, initial demands do not generally bear a reasonable relationship to the facts and circumstances of a particular matter, and in any event, are typically reduced significantly as a case proceeds. The Company believes that its accruals for product liability cases and claims, as described below, are a superior quantitative measure of the cost to it of product liability cases and claims.

          At March 31, 2009, our accrual for product liability cases and claims was $13.9 million. The amount of our accrual for product liability cases and claims is based upon estimates developed as follows. We establish reserves for anticipated defense and disposition costs to us of those pending cases and claims for which we are financially responsible. Based on those estimates and an actuarial analysis of actual defense and disposition costs incurred by us with respect to product liability cases and claims in recent years, we determine the estimated defense and disposition costs for unasserted product liability cases and claims. We combine the estimated defense and disposition costs for both pending and unasserted cases and claims to determine the amount of our accrual for product liability cases and claims. It is reasonably possible additional experience could result in further increases or decreases in the period in which such information is made available. We believe that our accruals for losses relating to such cases and claims are adequate. Our accruals for losses relating to product liability cases and claims include accruals for all probable losses the amount of which can be reasonably estimated. Based on the relevant circumstances (including the current availability of insurance for personal injury and property damage with respect to cases and claims involving occurrences arising after the Asset Purchase, our accruals for the uninsured costs of such cases and claims and the 1993 Sellers’ agreement to be responsible for a portion of certain post-Asset Purchase shotgun-related product liability costs, as well as the type of firearms products that we make), we do not believe with respect to product liability cases and claims that any probable loss exceeding amounts already recognized through our accruals has been incurred.

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

Item 1A. Risk Factors

          In addition to the other information set forth in this quarterly report on Form 10-Q and set forth below, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and in our other SEC filings, which could materially affect our business, financial condition or future results. The risks and uncertainties described in our Annual Report on Form 10-K and in our other SEC filings are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We have recently made changes to our management team. As a result of these changes, there may be an adjustment period which could cause inefficiencies in the execution of our business and our operations.

          On March 13, 2009, Thomas L. Millner, our former Chief Executive Officer, resigned and Theodore H. Torbeck, who was originally hired as our Chief Operating Officer and later named President, was appointed by the Board of Directors to serve as our Chief Executive Officer. In addition, on April 3, 2009, Joseph B. Gross, Remington’s Vice President, Firearms Manufacturing, was appointed by the Board to serve as our Chief Operating Officer. Since the FGI Acquisition in May 2007, the Company has established and staffed a number of additional management positions in an effort to add depth to the existing management team. Such positions include a Chief Operating Officer, a Chief Sales Officer, a Chief Information Officer, a Chief Supply Chain Officer, a Chief Marketing Officer, a Chief Technology Officer and a General Counsel. We believe we have a qualified leadership team in place for the Company. However, it may take some transition time for the new management team to learn to work together effectively. There can be no assurance that the changes in management will lead to an improvement in our ability to execute our business and there is a risk that our operations may be adversely affected, which could negatively impact our business and financial condition.

The uncertainty surrounding the current political environment, which we believe has resulted in increased demand for our products, has made it difficult to accurately forecast our materials, production and inventory requirements, which may adversely affect our results of operations.

          We place orders for raw materials, determine production, and plan inventory based on our forecast of consumer demand, which is currently highly volatile and difficult to predict due to the uncertainty surrounding the political environment. Inaccurate estimation of our requirements could lead to a surplus or shortage of raw materials and/or finished inventory. We may experience a shortage of raw materials, which may result in our inability to meet demand for our inventory, or a surplus of materials that may result in the recording of losses should commodity costs decline. Market fluctuations may cause a shortage of raw materials and may affect our production or the cost of goods sold. Our profitability may also be adversely affected by supply or inventory shortages by temporarily interrupting production or by reducing the price of goods, which will lead to an increase in the ratio of cost of sales to sales. We write down the value of our inventory when it becomes obsolete or when the value of the inventory is otherwise recorded at a higher value than net realizable value. Such inventory adjustments can have a material adverse effect on our operating results and profitability.

Item 6. Exhibits

10.1	Form of Severance Agreement, previously filed as Exhibit 10.1 to Remington’s Current Report on Form 8-K, filed February 20, 2009, and herein incorporated by reference.*

31.1	Certification Pursuant to 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Management contract or compensatory plan or arrangement.

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

REMINGTON ARMS COMPANY, INC.

/s/ Stephen P. Jackson, Jr.

Stephen P. Jackson, Jr.

Chief Financial Officer, Treasurer and Corporate Secretary (Duly Authorized Officer and Principal Financial Officer)

May 8, 2009

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of Severance Agreement, previously filed as Exhibit 10.1 to Remington’s Current Report on Form 8-K, filed February 20, 2009, and herein incorporated by reference.*

31.1	Certification Pursuant to 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Management contract or compensatory plan or arrangement.

**

These exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. In addition, these exhibits shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.